Form 10QSB
period 1996-06-30
XYBERNAUT CORP
filed 1996-09-03
CIK 1013148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q SB


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________to______________

                         Commission file number: 0-15086


                              XYBERNAUT CORPORATION
             (Exact Name of registrant as specified in its charter)

              Delaware                                      54-1799851
(State or other jurisdiction of incorporation)   (I.R.S. Employer Identification No.)

            12701 Fair Lakes Circle, Suite 550, Fairfax, VA 22033
            (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:      (703) 631-6925

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   _____                        NO _____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                          BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                 YES  _____                         NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                       Class                   Outstanding at August 15, 1996
         Common stock - $0.01 par value                 14,234,218

                                      INDEX

                                                                           PAGE
COVER PAGE                                                                   1


INDEX                                                                        2

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Combined Balance Sheets                                    3
                  Combined Statements of  Operations                         4
                  Combined Statements of Cash Flows                          5
                  Notes to Combined  Financial Statements                    6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition              7

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                                   13

                         PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       XYBERNAUT CORPORATION AND AFFILIATE
                             COMBINED BALANCE SHEETS
                                  (unaudited)

                                                                        December 31,     June 30,
                                                                            1995           1996
                                                                       -----------    -----------
ASSETS
Current assets
      Cash                                                             $   508,666    $    68,113
      Accounts receivable                                                   90,725        363,571
      Inventory                                                            249,950        106,522
      Prepaid and other current assets                                      20,617         31,236
                                                                       -----------    -----------
        Total current assets                                               869,958        569,442
Fixed assets
      Property & equipment, net of accumulated
        depreciation of $75,508 and $98,283 respectively                    88,802         73,004
Other assets
      Debenture issuance costs, net of accumulated
        amortization of $24,815 and $136,238, repectively                  196,542        215,804
      Deferred offering costs                                                             694,766
      Patent costs, net of accumulated amortization
        of $31,017 and $53,911 respectively                                184,565        176,233
      Other                                                                 53,671         29,298
                                                                       -----------    -----------
        Total other                                                        434,778      1,116,101
                                                                       -----------    -----------
      Total assets                                                     $ 1,393,538    $ 1,758,547
                                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current license fee                                              $       -      $    60,000
      Notes payable                                                        263,425        395,432
      Accounts payable                                                     420,801        409,675
      Accrued expenses                                                     224,266        896,276
                                                                       -----------    -----------
        Total current liabilities                                          908,492      1,761,383
Long term liabilities:
      Deferred licensing revenue                                                          220,000
      Notes and loans payable                                               72,999         76,044
      Debentures                                                         1,505,000      2,505,000
                                                                       -----------    -----------
        Total long term liabilities                                      1,577,999      2,801,044
                                                                       -----------    -----------
      Total liabilities                                                  2,486,491      4,562,427
Commitments & Contingencies
Stockholders' equity (deficit)
      Common Stock
        authorized 30,000,000; issued and outstanding 10,387,789           103,725        103,888
      Additional Paid-in capital                                         2,337,663      2,419,100
      Accumulated Deficit                                               (3,534,341)    (5,326,868)
                                                                       -----------    -----------
                                                                        (1,092,953)    (2,803,880)
                                                                       -----------    -----------
      Total liabilities and stockholders' equity (deficit)             $ 1,393,538    $ 1,758,547
                                                                       ===========    ===========

               The accompanying notes are an integral part of the
                         combined financial statements.

                       XYBERNAUT CORPORATION AND AFFILIATE
                        COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                  ---------------------------      ---------------------------
                                                       1995          1996              1995           1996
                                                  ------------    -----------      -----------     -----------
Revenue
  Product sales and leases                         $    27,290    $   277,825      $    53,419     $   577,713
  Consulting and license                                17,433         16,600           18,378          38,634
                                                   -----------    -----------      -----------     -----------
     Total revenues                                     44,723        294,425           71,797         616,347
Cost of sales                                           33,061        264,424           58,818         494,713
                                                   -----------    -----------      -----------     -----------
  Gross margin                                          11,662         30,001           12,979         121,634

Operating expenses:
  Sales and marketing                                   79,141        315,557          148,922         461,729
  General and administrative                           180,433        379,258          419,963         683,193
  Research and development                             102,342        397,120          231,662         698,383
                                                   -----------    -----------      -----------     -----------
     Total operating expenses                          361,916      1,091,935          800,547       1,843,305
                                                   -----------    -----------      -----------     -----------
  Operating margin                                    (350,254)    (1,061,934)        (787,568)     (1,721,671)
Interest expense, net                                     (777)       (41,683)            (571)        (70,854)
                                                   -----------    -----------      -----------     -----------
  Net Loss                                         $  (351,031)   $(1,103,617)     $  (788,139)    $(1,792,525)
                                                   ===========    ===========      ===========     ===========
Net Loss per common share and common
  equivalent shares outstanding                    $     (0.03)   $     (0.09)     $     (0.07)    $     (0.15)
                                                   ===========    ===========      ===========     ===========
Weighted average number of common and
  common equivalent shares outstanding              11,778,756     11,812,680       11,747,355      11,808,148
                                                   ===========    ===========      ===========     ===========


               The accompanying notes are an integral part of the
                         combined financial statements.

                       XYBERNAUT CORPORATION AND AFFILIATE
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Six Months Ended June 30,
                                                                         -----------------------------
                                                                             1995              1996
                                                                         ----------        -----------
Cash flows from operating activities
   Net loss                                                              $(788,139)        $(1,792,525)
Adjustment to reconcile net loss to net cash
   (used in) operating activities:
   Depreciation and amortization                                            31,628             157,090
   Loss on disposal of property & equipment                                 12,115                 -
   Non cash charges for stock and options
     issued for services                                                    85,015              81,437
(Increase) decrease in assets:
   Inventories                                                             (17,935)            143,428
   Accounts receivable                                                     (35,218)           (272,846)
   Other current assets                                                     (3,909)            (10,619)
   Other assets                                                               (437)             24,373
Increase in liabilities:
   Accounts payable and accrued expenses                                    38,065             660,884
     Deferred licensing revenue                                                -               280,000
                                                                         ---------         -----------
     Net cash used in operating activities                                (678,815)          (728,778)
                                                                         ---------         -----------
Cash flows from investing activities:
   Acquisition of property and equipment                                       -                (6,977)
   Acquisition of patents and related costs                                   (504)            (23,556)
                                                                         ---------         -----------
      Net cash provided by (used in) investing activities                     (504)            (30,533)
                                                                         ---------         -----------
Cash flows from financing activities:
   Proceeds from (used):
     Issuance of stock                                                     560,000                 -
     Issuance of debentures                                                    -               880,000
     Loan of placement fees                                                    -               120,000
     Notes payable                                                          10,739              13,524
     Deferred offering costs                                                   -              (694,766)
                                                                         ---------         -----------
     Net cash provided by financing activities                             570,739             318,758
                                                                         ---------         -----------
Net decrease in cash                                                      (108,580)           (440,553)
Cash, beginning of period                                                  124,205             508,666
                                                                         ---------         -----------
Cash, end of period                                                      $  15,625         $    68,113
                                                                         =========         ===========

           The accompanying notes are an integral part of the combined financial statements.

                              XYBERNAUT CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected in such financial statements. Results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of results of operations expected for the full year. The Company's fiscal year ends December 31.

2.       PRINCIPLES OF COMBINATION

         The combined financial statements include the accounts of the commonly controlled companies Xybernaut Corporation ("the Company") and Tech International of Virginia Inc. ("Tech Virginia"), because the Company exercised an option to purchase all of the common stock of Tech Virginia concurrent upon the closing of the Company's Initial Public Offering of its common stock
("the Initial Public Offering"). All intercompany accounts and transactions have been eliminated.

3.       INCOME TAX

         Prior to March 31, 1995 the Company had elected to be subject to Subchapter S status under the Internal Revenue Code. The Company has revoked its Subchapter S election and will be taxed as a C corporation. The change in the Company's tax status may result in the Company recording current and deferred income taxes. To date, the Company has a history of operating losses and has not had any taxable income. The Company's financial statements do not contain a provision for income tax expense in fiscal 1994 and fiscal 1995 due to the Company's prior status as a Subchapter S Corporation from its inception through the revocation of its Subchapter S election. Subject to realization, the Company has generated net operating losses of approximately $4,700,000 that may be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company.

4.       LICENSING AGREEMENT

         In March 1996, the Company entered into a non-exclusive five-year licensing agreement with Rockwell International. Pursuant to this agreement, the Company received an initial payment of $300,000 and the release of the Company from the obligation to pay

Rockwell International $1,395,000 pursuant to a purchase order between the Company and Rockwell International. The initial payment of $300,000 has been recorded as deferred licensing revenue and is being recognized as revenue on a straight-line basis over the five-year term.

5.       SALE OF DEBENTURES

         On November 16, 1995, the Company sold $1,505,000 principal amount of 7% Convertible Debentures due in 1997(the "November Debentures") and incurred fees and expenses of approximately $210,500 therewith. On April 16, 1996, the Company sold $1,000,000 principal amount of 7% Convertible Debentures due in 1997 (the "April Debentures") and incurred fees and expenses of approximately $140,000 therewith. The November Debentures and the April Debentures are sometimes referred to herein collectively as the "Debentures". The Debentures were converted into Units concurrent with the Company's Initial Public Offering at the rate of one Unit for every $1.75 of principal and accrued interest.

6.       SUBSEQUENT EVENTS

         On July 18, 1996, the company completed its Initial Public Offering and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at $9.00 ("Unit"). Gross proceeds from the sale of the Units were $13,282,500 and net proceeds after expenses were approximately $11,054,000. Concurrently with the closing of the initial Public Offering, the Company exercised its option to purchase all of the capital stock of Tech Virginia, Inc. for $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

         The Company was incorporated in Virginia in October 1990 to develop, manufacture and sell mobile computing systems and commenced active operations in November 1992 as Computer Products & Services, Inc. In April 1996, the Company was reincorporated under the laws of the State of Delaware and changed its name to Xybernaut Corporation. Since commencing operations, the Company has incurred significant operating losses.

         The Company's revenues include sales of the Mobile Assistant(R) and software and consulting services which relate to the Mobile Assistant(R) and to other software applications. Cost of sales include the cost of Mobile Assistant(R) components, direct labor and overhead expense, manuals, diskettes and duplication, packaging materials, assembly, paper goods and shipping. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 (Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional development costs are capitalized until the software is ready for release. The Company has expensed all software development costs to date.

         The Company purchases numerous parts and components from third-party suppliers, which the Company assembles into its products.

         Revenues from sales to VARs and OEMs and direct sales are recognized when products are shipped. The Company's sales agreements generally do not involve any significant obligations to customers subsequent to delivery except as provided in separate service or support agreements. Revenues from future software sales will be recognized at the time the software program is delivered in accordance with Statement of Position No. 91-1 of the American Institute of Certified Public Accountants.

         Research and development expenses consist primarily of consulting fees and test components, as well as salaries and related benefits paid to Company personnel engaged in the research and design of new products. Salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established, and related development expenses, will be capitalized in the future in accordance with SFAS No. 86.

         The Company's combined financial statements include the results of operations of Tech Virginia, a supplier of software and consulting services to the United States government and others. In December 1994, the Company received an option to purchase Tech Virginia for $50,000, and this option was exercised upon the closing of the Initial Public Offering. The combined financial statements contain eliminations for all material transactions between the Company and Tech Virginia.


         The following table sets forth items from the Combined Statements of Income as a percentage of revenues:

                                   Three Months Ended June 30           Six Months Ended June 30
                                 -------------------------------      ------------------------------
                                        1995              1996              1995              1996
                                        ----              ----              ----              ----
Revenues                               100.0%            100.0%            100.0%            100.0%
Cost of sales                           73.9              89.8              81.9              80.3
                                 -------------     -------------      ------------        ----------
  Gross margin                          26.1              10.2              18.1              19.7
                                 -------------     -------------      ------------        ----------

Operating expenses:
  Sales and marketing                  177.0             107.2             207.4              74.9
  General and administrative           403.4             128.8             584.9             110.8
  Research and development             228.8             134.9             322.7             113.3
                                 -------------     -------------      ------------        ----------
Total Operating expenses               809.2             370.9           1,115.0             299.0
                                 -------------     -------------      ------------        ----------
Interest Expense                        (1.7)            (14.2)             (0.8)            (11.5)
                                 -------------     -------------      ------------        ----------
Net loss                              (784.8)%          (374.9)%        (1,097.7)%          (290.8)%
                                 =============     =============      ============        ==========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1996

         Revenues. Revenues for the three months ended June 30, 1996 were $294,425, an increase of $249,702, or 558%, compared to $44,723 for the corresponding period in 1995. This increase in revenues was primarily the result of repeat shipments of the Mobile Assistant(R) to one customer as well as fees related to licensing agreements and, to a lesser extent, consulting services. Increase volume discounts on shipments of the Mobile Assistant(R) resulted in a reduction of average selling price and a corresponding reduction in overall gross margin.

         Cost of Goods. The cost of goods sold for the three months ended June 30, 1996 were $264,424, an increase of $231,363 or 700%, compared to $33,061 for the corresponding period in 1995. This increase resulted from costs associated with the increased sales of the Mobile Assistant(R).

         Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1996 were $315,557, an increase of $236,416 or 299%, compared to $79,141 for the corresponding period in 1995. This increase resulted from an increase in personnel, public relations efforts, consulting services and, to a lesser extent, trade shows which are all associated with the Company's sales and marketing activities.

         General and Administrative. General and administrative expenses for the three months ended June 30, 1996 were $397,258, an increase of $216,825, or 120%, compared to $180,433 for the corresponding period in 1995. This increase is largely due to the amortization of issuance costs related to the Debentures.

         Research and Development. Research and development expenses for the three months ended June 30, 1996 were $397,120, an increase of $294,778, or 288%, compared to $102,342 for the corresponding period in 1995. This increase is the primarily the result of increased expenses for consultants, parts, research and development staff, and travel related to development efforts on the Company's head mounted display and next-generation computer system.

         Interest Expense, Net. Net interest expense for the three months ended June 30, 1996 was $41,683, an increase of $40,906, or 5,265%, compared to $777 for the corresponding period in 1995. The increase is primarily attributable to interest costs on the Debentures as well as the interest costs related to loans for issuance fees for the Debentures.

SIX MONTHS ENDED JUNE 30, 1995 AND 1996

         Revenues. Revenues for the six months ended June 30, 1996 were $616,347, an increase of $544,550, or 758%, compared to $71,797 for the corresponding period in 1995. This increase in revenues was primarily the result of repeat shipments of the Mobile Assistant(R) to one customer as well as fees related to licensing agreements and, to a lesser extent, consulting services.

         Cost of Goods. The cost of goods sold for the six months ended June 30, 1996 were $494,713, an increase of $435,895, or 741%,compared to $58,818 for the corresponding period in 1995.

This increase resulted from costs associated with the increased sales of the Mobile Assistant(R).

         Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 1996 were $461,729, an increase of $312,807, or 210%, compared to $148,922 for the corresponding period in 1995. This increase resulted from an increase in personnel, public relations efforts, consulting services and, to a lesser extent, trade shows which are all associated with the Company's sales to marketing activities.

         General and Administrative. General and administrative expenses for the six months ended June 30, 1996 were $683,193, an increase of $263,230 or 63%, compared to $419,963 for the corresponding period in 1995. This increase is largely due to the amortization of issuance costs related to the Debentures and an increase in personnel and consulting expenses.

          Research and Development. Research and development expenses for the six months ended June 30, 1996 were $698,383, an increase of $466,721, or 202%, compared to $231,662 for the corresponding period in 1995. The increase is the primarily the result of increased expenses for consultants, parts, research and development staff, and travel related to development efforts on the Company's head mounted display and next-generation computer system.

         Interest Expense, Net. Net interest expense for the six months ended June 30, 1996 was $70,854, an increase of $70,283, or 12,309%, compared to $571 for the corresponding period in 1995. The increase is primarily attributable to interest costs on the Debentures as well as the interest costs related to loans for issuance fees for the Debentures.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception until the completion of the Initial Public Offering, the Company has financed its operations through the private sale of its securities, from vendor credits and by short-term loans from management, stockholders and others. From October 1994 to August 1995 the Company raised $1,243,476 from the private sale of shares of Common Stock at $6.00 per share. In November 1995, the Company raised $1,505,000 through the private placement of the November Debentures and in April 1996, the Company raised $1,000,000 through the private placement of the April Debentures. The Company received $1,201,718 and $2,143,642 respectively from these financings net of offering costs. Placement fees in respect of the Debentures of $270,500 were carried by the Company as interest-bearing loans and were repaid from the proceeds of the Initial Public Offering. On July 18, 1996, the Company completed its Initial Public Offering and realized net proceeds of approximately $11,123,600 after estimated expenses.

         For the six months ended June 30, 1996, the Company's operating activities used cash of $728,778. The net use of cash for the six month period ended June 30, 1996 was primarily the result of a $1,792,525 net loss, and an increase in accounts receivable of $272,846 offsett by a decrease in inventories of $143,428, an increase in accounts payable and accrued expenses of $660,884, an increase in deferred licensing revenue of $280,000, and depreciation and amortization of

$157,090. Cash used for investing activities for the six months ended June 30, 1996 was $6,977 for the acquisition of property and equipment and $23,556 related to the maintenance and defense of patents. The Company's financing activities in the six months ending June 30, 1996 primarily consisted of $880,000 net proceeds from the issuance of the April Debentures, a $120,000 loan of placement fees on the April Debentures, offset by deferred issuance costs for the Initial Public Offering of $694,766. As a result of the above, cash on hand as of June 30, 1996, was $68,113.

         At June 30, 1996, the Company had no material capital commitments and a working capital deficit of $1,191,941.

         The Company anticipates that its working capital needs and operating expenses will increase as the Company implements its business plan to expand production and sales of the Mobile Assistant(R), establishes a full sales and service function, expands research and development, primarily of its software development toolkits, and develops the support structure for these activities. The timing of increases in personnel, development of the software toolkits, the amount of working capital consumed by operations and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. The initial proceeds from the Initial Public Offering are currently expected to be sufficient to meet the Company's working capital needs and operating expenses for 12 to 18 months. To meet working capital needs, the Company intends to use funds from operations, to obtain a bank working capital line of credit, and/or complete additional financings. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from a bank working capital line of credit on terms acceptable to the Company or from successful completion of additional financings on terms acceptable to the Company.

POSSIBLE NON-CASH FUTURE CHARGE

         As a condition of the Initial Public Offering, the representative of the underwriters ("Representative") required the Company's officers, directors and certain other stockholders to deposit an aggregate of 1,800,000 shares of common stock into an escrow account (the "Escrowed Shares"). The Escrowed
Shares will be subject to release to such stockholders in increments over a three-year period only in the event the Company's gross revenues and earnings (loss) per share for the 12 month periods ending September 30, 1997, 1998 and 1999 equal or exceed targets which have been established through negotiations with the Representative ("Performance Targets"). If the Performance Targets are not met on any of the relevant 12 month periods (and the price of the common stock has not met or exceeded the price described below), the Escrowed Shares will be returned to the Company for each period and canceled. In addition to the foregoing, all then Escrowed Shares will be released to the stockholders if the closing price of the common stock as reported on the Nasdaq SmallCap Market equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days during the period ending September 30, 1999. In the event any Escrowed Shares are released, the difference between the initial offering price and the market value of such shares at the time of release will be deemed to be additional compensation expense to the Company. Assuming the price of common stock at the time of such release is equal to or greater than that portion of the offering price of $5.50 per Unit attributable to the common stock, the release of the Escrowed Shares could result in an earnings charge which would have the effect of reducing or eliminating any earnings per share and could have a negative effect on the market price for the common stock.


                         PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         27   Financial Data Schedule

     b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    XYBERNAUT CORPORATION

                                    BY

                                     /s/ EDWARD G. NEWMAN
                                    -----------------------------
                                    Edward G. Newman
                                    President and Chief Executive Officer


                                     /s/ JOHN F. MOYNAHAN
                                    -----------------------------
                                    John F. Moynahan
                                    Vice President and Chief Financial Officer