Form 10QSB
period 1996-09-30
XYBERNAUT CORP
filed 1996-11-14
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MarkOne)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                         Commission file number: 0-15086


                              XYBERNAUT CORPORATION
             (Exact Name of registrant as specified in its charter)

        Delaware                                                 54-1799851
----------------------------                                  ----------------
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)

                   12701 Fair Lakes Circle, Fairfax, VA 22033
             ------------------------------------------------------
             (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:      (703) 631-6925

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [_]

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

                                YES [_]   NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

           Class                               Outstanding at September 30, 1996
Common stock - $0.01 par  value                            15,665,790

                                      INDEX




                                                                          PAGE
                                                                          ----

COVER PAGE                                                                  1

INDEX                                                                       2

PART I - FINANCIAL INFORMATION

           Item 1 - Financial Statements
                     Consolidated Balance Sheets                            3
                     Consolidated Statements of  Operations                 4
                     Consolidated Statements of Cash Flows                  5
                     Notes to Consolidated  Financial Statements            6

           Item 2 - Management's Discussion and Analysis of
                     Results of Operations and Financial Conditions         7

PART II - OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K                       13

SIGNATURES                                                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Xybernaut Corporation
                           Consolidated Balance Sheets

                                                                              September 30,
                                                              December 31,       1996
                                                                  1995        (unaudited)
                                                              ------------    ------------
ASSETS
Current assets
     Cash                                                     $    508,666    $  9,044,079
     Accounts receivable                                            90,725         365,687
     Inventory                                                     249,950         184,670
     Prepaid and other current assets                               20,617         270,535
                                                              ------------    ------------
           Total current assets                                    869,958       9,864,971
Fixed assets
     Property & equipment, net of accumulated                       88,802         131,809
           depreciation of $75,508 and $66,758 respectively
Other assets
     Patent costs, net of accumulated                              184,565         205,707
           amortization of $31,017 and $66,758 respectively
     Debenture Issuance Costs                                      196,542            --
     Other                                                          53,671          33,415
                                                              ------------    ------------
           Total other                                             434,778         239,122
                                                              ------------    ------------
     Total assets                                             $  1,393,538    $ 10,235,902
                                                              ============    ============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Current license fee                                      $       --      $     60,000
     Notes payable                                                 263,425          86,465
     Accounts payable                                              420,801         450,012
     Accrued expenses                                              224,266         465,674
                                                              ------------    ------------
           Total current liabilities                               908,492       1,062,151
Long term liabilities:
     Deferred licensing revenue                                       --           205,000
     Notes and loans payable                                        72,999          83,410
     Debentures                                                  1,505,000            --
                                                              ------------    ------------
           Total long term liabilities                           1,577,999         288,410
                                                              ------------    ------------
     Total liabilities                                           2,486,491       1,350,561
Commitments & Contingencies
Stockholders' equity (deficit)
     Common Stock
           authorized 30,000,000; issued 15,665,790                103,725         103,895
     Additional Paid-in capital                                  2,337,663      15,484,690
     Accumulated Deficit                                        (3,534,341)     (6,703,244)
                                                              ------------    ------------
                                                                (1,092,933)      8,885,341
                                                              ------------    ------------
     Total liabilities and stockholders' equity (deficit)     $  1,393,538    $ 10,235,902
                                                              ============    ============

                          The accompanying notes are an
                        integral part of the consolidated
                              financial statements.

                              Xybernaut Corporation
                      Consolidated Statements of Operations
                                   (unaudited)

                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                            1995            1996             1995           1996
                                        ------------    ------------    ------------    ------------
Revenue
     Product sales and leases           $    156,042    $    326,020    $    209,461    $    903,733
     Consulting and license                   63,738          22,049          82,116          60,683
                                        ------------    ------------    ------------    ------------
           Total revenues                    219,780         348,069         291,577         964,416

Cost of sales                                112,741         290,480         171,559         785,193
                                        ------------    ------------    ------------    ------------
     Gross margin                            107,039          57,589         120,018         179,223

Operating expenses:
     Sales and marketing                     253,016         322,456         401,938         784,185
     General and administrative              282,491         692,109         702,454       1,375,302
     Research and development                723,659         528,522         955,321       1,226,905
                                        ------------    ------------    ------------    ------------
           Total operating expenses        1,259,166       1,543,087       2,059,713       3,386,392
                                        ------------    ------------    ------------    ------------

     Operating margin                     (1,152,127)     (1,485,498)     (1,939,695)     (3,207,169)
Interest income (expense), net                   (23)        109,120            (594)         38,266
                                        ------------    ------------    ------------    ------------
Net Loss                                $ (1,152,150)   $ (1,376,378)   $ (1,940,289)   $ (3,168,903)
                                        ============    ============    ============    ============

Net Loss per common share and common
equivalent shares outstanding           $      (0.10)   $      (0.09)   $      (0.17)   $      (0.25)
                                        ============    ============    ============    ============

Weighted average number of common and
common equivalent shares outstanding      11,884,196      14,913,123      11,757,309      12,850,696
                                        ============    ============    ============    ============




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              Xybernaut Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                             1995            1996
                                                                        ------------    ------------
Cash flows from operating activities
     Net loss                                                           $ (1,940,289)   $ (3,168,903)
Adjustment to reconcile net loss to net cash from
     (used in) operating activities:
     Depreciation and amortization                                            59,502         203,334
     Non cash charges for stock and options
           issued for services                                               848,849          85,037
(Increase) decrease in assets:
     Inventories                                                             (44,632)         65,280
     Accounts receivable                                                    (125,507)       (274,962)
     Other current assets                                                    (28,691)       (249,918)
Increase in liabilities:
     Accounts payable and accrued expenses                                   320,938         220,618
     Deferred licensing revenue                                                 --           265,000
                                                                        ------------    ------------
           Net cash used in operating activities                            (909,830)     (2,854,514)

Cash flows from investing activities:
     Acquisition of property and equipment, net                               (3,141)        (81,866)
     Acquisition of patents and related costs                                 (4,118)        (56,883)
     Other assets                                                            (15,325)         20,256
                                                                        ------------    ------------
           Net cash provided by (used in) investing activities               (22,584)       (118,493)

Cash flows from financing activities:
           Proceeds from payment of:
           Sale of Stock                                                     560,000            --
           Initial Public Offering, gross                                       --        13,282,500
           Debentures                                                           --         1,000,000
           Notes and Loans payable                                           275,571        (166,549)
     Initial Public Offering & Debenture Fees                                   --        (2,607,531)
                                                                        ------------    ------------
           Net cash provided by financing activities                         835,571      11,508,420
                                                                        ------------    ------------
Net increase in cash                                                         (96,843)      8,535,413

Cash, beginning of period                                                    124,205         508,666
                                                                        ------------    ------------
Cash, end of period                                                     $     27,362    $  9,044,179
                                                                        ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              XYBERNAUT CORPORATION
                   Notes to Consolidated Financial Statements

1.         BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position have been reflected in such financial statements. Results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of results of operations expected for the full year. The Company's fiscal year ends December 31.

2.         PRINCIPLES OF CONSOLIDATION

           The Company's consolidated financial statements include the results of operations of Tech International of Virginia, Inc. ("Tech Virginia"), a wholly-owned subsidiary that supplies software and consulting services to the United States government and others. The consolidated financial statements contain eliminations for all material transactions between the Company and Tech Virginia.

3.         INCOME TAX

           Prior to March 31, 1995 the Company had elected to be subject to Subchapter S status under the Internal Revenue Code. The Company revoked its Subchapter S election in February 1995 and is taxed as a C corporation. The change in the Company's tax status will likely result in the Company recording current and deferred income taxes. To date, the Company has a history of operating losses and has not had any taxable income. The Company's financial statements do not contain a provision for income tax expense due to the Company's status as a Subchapter S Corporation from its inception through the revocation of its Subchapter S election. Subject to realization, the Company has generated net operating losses of approximately $5.3 million that can be used to offset taxable operating income in the future.

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

5.         SALE OF DEBENTURES

           On November 16, 1995, the Company sold $1,505,000 principal amount of 7% Convertible Debentures due in 1997 (the "November Debentures") and incurred fees and expenses of approximately $210,500 therewith. On April 16, 1996, the Company sold $1,000,000 principal amount of 7% Convertible Debentures due in 1997 (the "April Debentures") and incurred fees and expenses of approximately $140,000 therewith. Collectively, the November Debentures and the April Debentures are referred to herein as the "Debentures". The Debentures were converted into Units (as defined in footnote 6) concurrent with the Company's Initial Public Offering at the rate of one Unit for every $1.75 of principal and accrued interest.

6.         INITIAL PUBLIC OFFERING

           On July 18, 1996, the Company completed its Initial Public Offering and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at a warrant exercise price of $9.00 ("Unit"). Gross proceeds from the sale were $13,282,500 and net proceeds were $10,825,652. Concurrently with the closing of the Initial Public Offering, the Company exercised its option to purchase all of the capital stock of Tech International of Virginia, Inc. for $50,000.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION.

OVERVIEW

           The Company was incorporated in Virginia in October 1990 to develop, manufacture and sell mobile computing systems and commenced active operations in November 1992 as Computer Products & Services, Inc. In April 1996, the Company was reincorporated under the laws of the State of Delaware and its name changed to Xybernaut Corporation. Since commencing operations, the Company has incurred significant operating losses.

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

           The Company purchases numerous parts and components from various third-party suppliers, which the Company assembles into its products.

           Revenues are recognized when products are shipped. The Company's sales agreements generally do not involve any significant obligations to customers subsequent to delivery except as provided in separate service or support agreements. Revenues from future software sales will be recognized at the time the software program is delivered in accordance with Statement of Position No. 91-1 of the American Institute of Certified Public Accountants.

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

           The Company's consolidated financial statements include the results of operations of Tech International of Virginia, Inc. ("Tech Virginia"), a wholly-owned subsidiary that supplies software and consulting services to the United States government and others. The consolidated financial statements contain eliminations for all material transactions between the Company and Tech Virginia.

           Certain statements in this Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainty, including, without limitation, the Company's ability to develop, manufacture and sell Mobile Assistant(R) units and such business risks from time to time may be detailed in the Company's Securities and Exchange Commission reports.

           The following table sets forth items from the Consolidated Statements of Income as a percentage of revenues:


                                  Three Months Ended          Nine Months Ended
                                     September 30               September 30
                                     ------------               ------------
                                  9/30/95     9/30/96       9/30/95     9/30/96
                                   ----        ----          ----        ----

Revenues                            100%        100%          100%        100%
Cost of sales                        51          83            59          82
                                   ----        ----          ----        ----
      Gross margin                   49          17            41          18
                                   ----        ----          ----        ----

Operating expenses:
      Sales and marketing           115          92           138          81
      General and administrative    129         199           241         143
      Research and development      329         152           327         127
                                   ----        ----          ----        ----
Total operating expenses            573         443           706         351
Interest income                    --            31          --             4
                                   ----        ----          ----        ----
Net loss                           (524)%      (395)%        (665)%      (329)%
                                   ====        ====          ====        ====

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

           Revenues. Revenues for the three months ended September 30, 1996 were $348,069, an increase of $128,289, or 58%, compared to $219,780 for the corresponding period in 1995. This increase in revenues was primarily the result of shipments of the Mobile Assistant(R) as well as fees related to licensing agreements and, to a lesser extent, consulting services. Increased discounts on shipments of the Mobile Assistant(R) resulted in a reduction of average selling prices and a corresponding reduction in overall gross margin.

           Cost of Goods. The cost of goods sold for the three months ended September 30, 1996 were $290,480, an increase of $177,739, or 158%, compared to $112,741 for the corresponding period in 1995. These increases resulted from increased sales of the Mobile Assistant(R).

           Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 1996 were $322,456, an increase of $69,440, or 27%, compared to $253,016 for the corresponding period in 1995. This increase resulted from an increase in personnel, public relations efforts, and related travel offset by a reduction in consulting services.

           General and Administrative. General and administrative expenses for the three months ended September 30, 1996 were $592,109, an increase of $309,618, or 110%, compared with $282,491 for the corresponding period in 1995. This increase is largely due an increase in personnel, travel, legal costs, public relations and to the amortization of issuance costs related to the debentures.

           Research and Development. Research and development expenses for the three months ended September 30, 1996 were $528,522, a decrease of $195,137, or 27%, compared with $723,659 for the corresponding period in 1995. Increased expense for personnel and activity related to development efforts on the Company's head mounted display and next-generation computer system were offset by $494,500 of compensation expense related to the issuance of stock to employees and a consultant during the three months ended September 30, 1995. Excluding this compensation expense, research and development expenses for the three months ended September 30, 1996 increased by $299,363, or 131%, from the corresponding period in 1995.

           Interest Income (Expense), Net. Net interest income for the three months ended September 30, 1996 was $109,120, an increase of $109,143, compared with ($23) for the corresponding period in 1995. This increase is the result of interest income from the investment of proceeds from the IPO, plus the reversal of $25,000 for interest expense that was previously accrued but converted into stock upon the closing of the Initial Public Offering.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

           Net Revenues. Net revenues for the first nine months of 1996 were $964,416, an increase of $672,839, or 231%, compared with $291,577 for the corresponding period in 1995. This increase in revenues was primarily the result of increased unit shipments of the Mobile Assistant(R) as well as fees related to licensing agreements and, to a lesser extent, consulting services. Increased discounts on shipments of the Mobile Assistant(R) resulted in a reduction of average selling prices and a corresponding reduction in overall gross margin.

           Cost of Goods. The cost of goods sold for the first nine months of 1996 were $785,193, an increase of $613,634, or 358%, compared with $171,559 for the corresponding periods in 1995. This increase resulted from increased sales of the Mobile Assistant(R).

           Sales and Marketing. Sales and marketing expenses for the first nine months of 1996 were $784,185, an increase of $382,247, or 95%, compared with $401,938 for the corresponding period in 1995. This increase for sales and marketing resulted from an increase in personnel, public relations efforts, and travel offset by a reduction in consulting services for sales and marketing.

           General and Administrative. General and administrative expenses for the first nine months of 1996 were $1,275,302, an increase of $572,848 or 82%, compared with $702,454 for the corresponding period in 1995. This increase is largely due to the amortization of issuance costs related to the Debentures, public relations consulting, an increase in legal, consulting and travel expenses.

           Research and Development. Research and development expenses for the first nine months of 1996 were $1,226,905, an increase of $271,584, or 28%, compared with $955,321 for the corresponding period in 1995. Increased expenses for personnel and activity related to development efforts on the Company's head mounted display and next-generation computer system were offset by $494,500 of compensation expense related to the issuance of stock to employees and a consultant during the three months ended September 30, 1995. Excluding this compensation expense, research and development expenses for the nine months ended September 30, 1996 increased by $766,084, or 166%, from the corresponding period in 1995.

           Interest Income (Expense), Net. Net interest income for the first nine months of 1996 was $38,266, an increase of $38,860, compared with ($594) for the corresponding period in 1995. This increase is the result of interest income from the investment of proceeds from the IPO plus the reversal of $25,000 for interest expense that was previously accrued but converted into stock upon the closing of the Initial Public Offering, offset by $46,917 in interest costs related to the Debentures and loans of issuance fees for the Debentures.

LIQUIDITY AND CAPITAL RESOURCES

           From its inception until the completion of the Initial Public Offering, the Company has financed its operations through the private sale of its securities, from vendor credits and by short-term loans from management, stockholders and others. From October 1994 to August 1995 the Company raised $1,243,476 from the private sale of shares of common stock at $6.00 per share. In November 1995, the Company raised $1,505,000 through the private placement of the November Debentures and in April 1996, the Company raised $1,000,000 through the private placement of the April Debentures. The Company received $1,201,718 and $2,143,642 from these financings net of offering costs. Placement fees in respect of the Debentures of $270,500 were carried by the Company as interest-bearing loans and were repaid from the proceeds of the Initial Public Offering. On July 18, 1996, the Company completed the Initial Public Offering of its common stock and realized net proceeds of $10,825,652 after related expenses.

           For the nine months ended September 30, 1996, the Company's operating activities used cash of $2,854,514 compared to $909,830 for the corresponding period in 1995. Cash used for investing activities for the nine months ended September 30, 1996 was $81,866 for the acquisition of property and equipment, $56,883 related to the maintenance and defense of patents offset by a $20,256 decrease in other assets. The Company's financing activities in the nine months ending September 30, 1996 primarily consisted of $13,282,500 gross proceeds from the Initial Public Offering, $1,000,000 proceeds from the issuance of the April Debentures, $300,000 from the issuance of a license to Rockwell International, of which $35,000 was taken into revenue the nine months ended September 30, 1996, offset by issuance costs for the Initial Public Offering of $2,607,531. As a result of the above, cash of $8,535,413 was generated for this nine-month period.

           At  September  30,  1996,   the  Company  had  no  material   capital
commitments and working capital of $8,802,820. Notes and loans payable as of September 30, 1996 was $83,410.

           The Company anticipates that its working capital needs and operating expenses will increase as the Company implements its business plan to expand production and sales of the Mobile Assistant(R), establishes a full sales and service function, expands research and development, and develops the support structure for these activities. The timing of increases in personnel, research and development expenses, the amount of working capital consumed by operations and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. The proceeds from the Initial Public Offering are currently expected to be sufficient to meet the Company's working capital needs and operating expenses until June 1997. To meet working capital needs thereafter, the Company intends to use funds from operations, to obtain a bank working capital line of credit, and/or complete additional financings. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or a bank working capital line of credit or additional financings on terms acceptable to the Company.

POSSIBLE NON-CASH FUTURE CHARGE

           As a condition of the Initial Public Offering, the representative of the underwriters ("Representative") required the Company's officers, directors and certain other stockholders to deposit an aggregate of 1,800,000 shares of common stock into an escrow account (the "Escrowed Shares"). The Escrowed Shares will be subject to release to such stockholders in increments over a three-year period only in the event the Company's gross revenues and earnings (loss) per share for the 12 month periods ending September 30, 1997, 1998 and 1999 equal or exceed targets which have been established through negotiations with the Representative ("Performance Targets"). If the Performance Targets are not met on any of the relevant 12 month periods (and the price of the common stock has not met or exceeded the price described below), the Escrowed Shares will be returned to the Company for each period and canceled. In addition to the foregoing, all then Escrowed Shares will be released to the stockholders if the closing price of the common stock as reported on the NASDAQ SmallCap Market equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days during the period ending September 30, 1999. In the event any Escrowed Shares held by officers, employees or consultants are released, the difference between the initial offering price of $5.50 per unit and the market value of such shares at the time of release will be deemed to be additional compensation expense to the Company. Assuming the price of common stock at the time of such release is equal to or greater than that portion of the offering price of $5.50 per Unit attributable to the common stock, the release of the Escrowed Shares could result in an earnings charge which would have the effect of reducing or eliminating any earning per share and could have a negative effect on the market price for the common stock.

POTENTIAL IMPACT OF NEW MODELS ON NEAR-TERM REVENUES

           The Company expects to complete sales of the remaining units of its current model of the Mobile Assistant(R), which is based on a Cyrix 486 processing chip, prior to December 31, 1996. The Company has developed a new model of the Mobile Assistant(R) that is based on an AMD 5x86 processor and has contracted with a third-party vendor for a limited production run scheduled for delivery in December 1996 and January 1997, for delivery to customers and as demonstration units. Negotiations are underway with several potential vendors for high-volume production of this model with initial deliveries expected starting in the first quarter of the next fiscal year. If deliveries of this new model are delayed, revenues for the quarters ending December 31, 1996 and March 31, 1997 will be adversely affected.

                           PART II - OTHER INFORMATION


Item 6.              EXHIBITS AND REPORTS ON FORM 8-K

           a)        Exhibits:

                     27 Financial Data Schedule

           b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarterly period ended September 30, 1996.

           SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             XYBERNAUT CORPORATION


                                             BY
                                                /s/  Edward G. Newman
                                               ---------------------------------
                                                Edward G. Newman
                                                President and Chief Executive
                                                Officer


                                               /s/ John F. Moynahan
                                               ---------------------------------
                                               John F. Moynahan
                                               Vice President and Chief
                                               Financial Officer