Form 10QSB/A
period 1996-09-30
XYBERNAUT CORP
filed 1997-02-20
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


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

                                YES [_]   NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.


           Class                               Outstanding at September 30, 1996
           -----                               ---------------------------------
Common stock - $0.01 par  value                            14,254,359

                                      INDEX




                                                                          PAGE
                                                                          ----

COVER PAGE                                                                  1

INDEX                                                                       2

PART I - FINANCIAL INFORMATION

           Item 1 - Financial Statements
                     Consolidated Balance Sheets                            3
                     Consolidated Statements of  Operations                 4
                     Consolidated Statements of Cash Flows                  5
                     Notes to Consolidated  Financial Statements            6

           Item 2 - Management's Discussion and Analysis of
                     Results of Operations and Financial Conditions         7

PART II - OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K                       13

SIGNATURES                                                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Xybernaut Corporation
                           Consolidated Balance Sheets

                                                                              September 30,
                                                              December 31,       1996
                                                                  1995        (unaudited)
                                                              ------------    ------------
ASSETS
Current assets
     Cash                                                     $    508,666    $  9,044,079
     Accounts receivable                                            90,725         365,687
     Inventory                                                     249,950         184,670
     Prepaid and other current assets                               20,617         270,535
                                                              ------------    ------------
           Total current assets                                    869,958       9,864,971
Fixed assets
     Property & equipment, net of accumulated                       88,802         131,809
           depreciation of $75,508 and $66,758 respectively
Other assets
     Patent costs, net of accumulated                              184,565         205,707
           amortization of $31,017 and $66,758 respectively
     Debenture Issuance Costs                                      196,542            --
     Other                                                          53,671          33,415
                                                              ------------    ------------
           Total other                                             434,778         239,122
                                                              ------------    ------------
     Total assets                                             $  1,393,538    $ 10,235,902
                                                              ============    ============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Current license fee                                      $       --      $     60,000
     Notes payable                                                 263,425          86,465
     Accounts payable                                              420,801         450,012
     Accrued expenses                                              224,266         465,674
                                                              ------------    ------------
           Total current liabilities                               908,492       1,062,151
Long term liabilities:
     Deferred licensing revenue                                       --           205,000
     Notes and loans payable                                        72,999          83,410
     Debentures                                                  1,505,000            --
                                                              ------------    ------------
           Total long term liabilities                           1,577,999         288,410
                                                              ------------    ------------
     Total liabilities                                           2,486,491       1,350,561
Commitments & Contingencies


Stockholders' equity (deficit)
     Common Stock
           authorized 30,000,000; issued 14,254,359                103,725         103,895

     Additional Paid-in capital                                  2,337,663      15,484,690
     Accumulated Deficit                                        (3,534,341)     (6,703,244)
                                                              ------------    ------------
                                                                (1,092,933)      8,885,341
                                                              ------------    ------------
     Total liabilities and stockholders' equity (deficit)     $  1,393,538    $ 10,235,902
                                                              ============    ============

                          The accompanying notes are an
                        integral part of the consolidated
                              financial statements.

                              Xybernaut Corporation
                      Consolidated Statements of Operations
                                   (unaudited)

                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                            1995            1996             1995           1996
                                        ------------    ------------    ------------    ------------
Revenue
     Product sales and leases           $    156,042    $    326,020    $    209,461    $    903,733
     Consulting and license                   63,738          22,049          82,116          60,683
                                        ------------    ------------    ------------    ------------
           Total revenues                    219,780         348,069         291,577         964,416

Cost of sales                                112,741         290,480         171,559         785,193
                                        ------------    ------------    ------------    ------------
     Gross margin                            107,039          57,589         120,018         179,223

Operating expenses:
     Sales and marketing                     253,016         322,456         401,938         784,185
     General and administrative              282,491         692,109         702,454       1,375,302
     Research and development                723,659         528,522         955,321       1,226,905
                                        ------------    ------------    ------------    ------------
           Total operating expenses        1,259,166       1,543,087       2,059,713       3,386,392
                                        ------------    ------------    ------------    ------------

     Operating margin                     (1,152,127)     (1,485,498)     (1,939,695)     (3,207,169)
Interest income (expense), net                   (23)        109,120            (594)         38,266
                                        ------------    ------------    ------------    ------------
Net Loss                                $ (1,152,150)   $ (1,376,378)   $ (1,940,289)   $ (3,168,903)
                                        ============    ============    ============    ============


Net Loss per common share and common
equivalent shares outstanding           $      (0.10)   $      (0.10)   $      (0.17)   $      (0.25)
                                        ============    ============    ============    ============
Weighted average number of common and
common equivalent shares outstanding      11,884,194      13,776,754      11,757,307      12,469,139
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

           SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




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