Form 10KSB40
period 1996-12-31
XYBERNAUT CORP
filed 1997-03-31
CIK 1013148

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to                  .
                               ----------------    -----------------

Commission file number 0-15086

                             XYBERNAUT CORPORATION
          -----------------------------------------------------------
                 (Name of small business issuer in its charter)


                Delaware                                     54-1799851
-----------------------------------------              --------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

 12701 Fair Lakes Circle, Fairfax, VA                        22033
-----------------------------------------              --------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:     (703) 631-6925


Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g)
of the Exchange Act:          Common stock, $.01 par value
                              Warrants to purchase Common stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes    X    No
                                                           -----     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: X

         State issuer's revenues for its most recent fiscal year:  $1,093,341

         The aggregate market value at February 3, 1997 of the Common stock of the issuer, its only class of voting stock, was $42,777,336, of which $19,153,566 was held by non-affiliates, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System Small Cap Market on that date. Such market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common stock as at March 24, 1996 was 14,259,112


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Prospectus dated July 18, 1996 are incorporated by reference into Items 13 in Part III of this Report.

Transitional Small Business Disclosure Format   Yes         No   X
                                                    -----      -----

                                     PART I

ITEM 1.          BUSINESS.

INTRODUCTION

         Xybernaut Corporation (the "Company") is engaged in the research, development and commercialization of mobile computer systems, services and related software solutions designed to enhance all aspects of personal productivity, especially in commercial, industrial and military applications. The Company's current mobile computing product is the patented Mobile Assistant(R)II, which is a full function body-worn, voice-controlled "586" computer with a head- mounted video display providing true computing mobility through hands-free operation ("Mobile Assistant(R)II"). With the speed, memory, processing, multimedia and communications capabilities of a desktop personal computer ("PC") in a lightweight unit, the Mobile Assistant(R) series combines full function PC features with hands-free operation and simultaneous user mobility. The Mobile Assistant(R) series is a combination of hardware and software specifically designed for body-worn mobile computing (The "Mobile Assistant(R) series"). The Mobile Assistant(R) series with application software is designed to allow workers with minimal training to perform complex and time consuming tasks such as maintenance, repair and inspection of complex technological and mechanical systems, retrieval and analysis of medical information from remote locations, and coordination of remote commercial and industrial activities and military field operations, in a more efficient manner than current technology allows. Purchasers of the previous generation "486" Mobile Assistant(R) ("Mobile Assistant(R)") have included, among others, AT&T, Eaton Corporation, Battelle Memorial Institute, PRC Inc., SRI International, Rockwell International, Martin Marietta (now Lockheed Martin), IAI Elta Electronics, Bently Nevada Corporation, Genesis Technology Group, Inc. and the United States Army. In March 1996, Rockwell International, which manufactured the computing unit utilized in the Mobile Assistant(R), licensed from the Company the right to manufacture and market mobile computers utilizing certain intellectual property and related technical know-how which has been developed by the Company.

         The Mobile Assistant(R) series utilizes technologically advanced features such as real time two-way video and audio communications through radio frequency transmissions, integrated cellular linkups and conventional telephone lines, global positioning system tracking capabilities and access to information through the Internet and World Wide Web. The head-mounted display unit includes a two-way audio system, weighs less than 16 ounces and currently presents a monochrome image that is approximately equivalent to that of a 15" VGA monitor at a distance of approximately two feet. The body-worn computing unit is designed to allow operation in environmental conditions in which conventional portable computers could not previously operate, weighs less than three pounds and is capable of running software applications designed for Microsoft(R) Windows(R)3.11, Windows(R)95, Windows(R) NT(TM), DOS and SCO UNIX(R).

         The Company intends to utilize its software development expertise, acquired through custom programming, including development of a graphical user interface and neutral data storage systems for United States intelligence agencies, to create software toolkits to assist its customers in developing applications. Software toolkits can provide a cost-effective platform for user-customized programs for the storage, processing and retrieval of information necessary for specific commercial, industrial, military and other applications. The Company intends to integrate its hardware and software capabilities to provide total mobile computing solutions, thereby capitalizing on all aspects of the Company's expertise.

         The Company was incorporated in Virginia as Contemporary Products & Services, Inc. in November 1990 and changed it's name to Computer Products & Services, Inc. in November 1992. In April 1996 the Company merged with Xybernaut Corporation, a Delaware corporation, in order to change its name and reincorporate in Delaware.

         In July 1996, the Company acquired 100% of the issued and outstanding shares of Tech International of Virginia, Inc. ("Tech Virginia"). Tech Virginia is the former Virginia business unit of Tech International. In December 1994, Tech International spun-off its Virginia business unit as Tech Virginia, and Tech Virginia was thereafter incorporated in Delaware in June 1994.

         To keep investors informed of the Company's future plans and objectives, this Annual Report on Form 10-KSB (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to profit from the Mobile Assistant(R)II as expected (see "Products and Product Development"), the Company's ability to meet competition (see "Competition"), the Company's ability to maintain superior technological capability, foreseeing changes and continuing to identify, develop and commercialize innovative and competitive products and systems (see "Research and Development"), the Company's ability to penetrate different markets and successfully expand its market base (see "Marketing and Sales"), the Company's ability to attract and retain technologically qualified personnel, particularly in the areas of research and development (see "Employees"), and the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-KSB).

INDUSTRY OVERVIEW

         Since the introduction of the first large mainframe computers in the 1950's, there has been an ongoing evolution in computer hardware to reduce size and increase performance and functionality. The commercialization of mobile computing products combined with significant increases in the number and scope of software applications has resulted in a multi-billion dollar market. The Company sees the next phase in this evolution to be body-worn, voice-activated computers, which will provide hands-free portability. The Company believes it is in the forefront of the development of mobile computing technology and that the potential to develop a substantial market for its mobile computing hardware and software products is demonstrated by the substantial historic and projected growth in all forms of mobile and portable computers. According to MarkIntel, a service which compiles market research reports, total revenues from the overall portable computer market (20 pounds or lighter), will have an average annual growth of approximately 13% to over $23 billion through the year 2000. MarkIntel reports that notebook computers (i.e. weighing from 5 to 8 pounds) currently constitute over 70% of portable units sold. MarkIntel also states that sub-notebook computers (3 to 5 pounds) currently constitute approximately 15% of sales of portable computers and are expected to increase to almost 19% of sales by the year 2000. Mini-computing and communication devices (3 pounds or less, and which still are considered to be in an evolutionary cycle) are projected by MarkIntel to experience an average annual revenue growth rate of 33%. The Company believes that these projected figures demonstrate the significant potential size of this still-evolving market for various forms of mobile and portable computers.

         In conjunction with the changes in computer hardware, a similar evolution has occurred in computer software to move from processing data to providing information. Mainframe computers were initially used to process vast amounts of data such as population statistics, corporate accounting information, etc., for users. With personal computers came software to provide information to users in the form of analysis, relationships, etc. The Company believes that providing "how to" knowledge to users is the next step in the evolution of the computer software and one that is well suited for use with body-worn computers.

BUSINESS STRATEGY

         The Company's objective is to be the leading provider of voice-activated, hands-free mobile computing systems and related software solutions to enhance productivity in a wide variety of applications for commercial, industrial and military customers. To achieve this objective, the Company intends to pursue the following strategies:

         Provide Custom Software Solutions for Diverse Customer Needs. The Company intends to continue the development, or acquisition of, software toolkits enabling its customers to more rapidly create customized software applications for use with the Mobile Assistant(R) series and on a stand-alone basis. These toolkits will be designed to provide prepackaged application expertise that incorporates the end user's existing programs, procedures and technical documentation, thereby permitting the cost-effective development of productivity-enhancing software applications by customers. The Company believes that revenues from custom software and other application development toolkits will become an important contributor to operating margins in the future.

         Penetrate Target Markets Through OEMS, VARs and Direct Sales. The Company believes that its mobile computing technology is especially well suited for the repair and maintenance of complex commercial, industrial and military equipment and facilities. The Company intends to penetrate its target markets through effective use of original equipment manufacturers ("OEMs") and value-added resellers ("VARs") that demonstrate comprehensive market knowledge in those markets. Through the use of approved OEMs and VARs, the Company intends to leverage internal marketing and sales resources, and achieve rapid foreign and domestic market penetration resulting in a diversified customer base.

         Achieve and Maintain Technology Leadership. The Company is committed to achieving and maintaining technological superiority of the Mobile Assistant(R) series and its other mobile computing products through the continuous reassessment of product performance and the utilization and integration of state of the art hardware and software technologies. The Company believes that the substantial expenditure of time and effort in developing the Mobile Assistant(R)II has resulted in a set of core competencies which provide the Company with a solid foundation in the hands-free mobile computing industry. The Company intends to maintain this advantage through ongoing research and development, which will ensure that the Mobile Assistant(R) series will continue to provide a full range of PC capabilities, including two-way video communication and access to the Internet, intranets, remote databases and other computerized reference resources.

         Commitment to Open Architecture. The Company utilizes standard PC hardware and software architectures and designs its products using open systems technologies, including industry standard operating systems and open system computer platforms. The Company continually evaluates the feasibility of integrating its software and hardware products with new technologies as these are developed and accepted in the marketplace. The Company anticipates that its current products will be upgraded to incorporate, and its future products designed using, open architectures to allow use with existing and emerging standards in hardware and software technology.

         Leverage Core Competencies. The Company believes its core competencies, which have been developed since its inception, are the integration and adaptation of innovative computer hardware and software technologies and related services into hands-free mobile computing products that enhance end user productivity. The Company will seek to expand applications for its technologies and to capitalize on the breadth of its expertise by assisting its customers in the development of new hardware and software products. Consistent with this strategy, the Company will continue to focus on integration of hands-free mobile computing hardware with internally developed, or acquired, custom software applications and hardware products.

         Develop and Strengthen Strategic Alliances. The Company has established and intends to continue to establish strategic alliances with selected VARS, OEMs and hardware, service and software vendors. The benefits that the Company receives from these associations include access to a larger potential customer base and to complementary technologies, and reduced capital investment through utilization of outside resources. The Company currently has strategic supplier relationships with Hi-Tech Manufacturing ("HTM"), which manufactures the Mobile Assistant(R)II computing units, and Greenway Technologies, which manufactures head-mounted displays to the Company's proprietary design. In March 1996, Rockwell International, which manufactured the computing unit utilized in the Mobile Assistant(R), licensed from the Company the right to manufacture and market mobile computers utilizing certain intellectual property and related technical know-how which has been developed by the Company. The Company has been pursuing, and will continue to pursue, additional strategic associations to enhance its product offerings and expand its marketing activities.

PRODUCTS AND PRODUCT DEVELOPMENT

         The Company's principal existing and proposed products and applications are summarized in the following table.



====================================================================================================================
      PRODUCT NAME                   DESCRIPTION/FUNCTION                              APPLICATIONS
--------------------------------------------------------------------------------------------------------------------
 MOBILE ASSISTANT(R)     Body-worn, hands-free, voice-activated        Hands-free access to information while
 SERIES INTEGRATED       battery powered integrated hardware and       performing tasks in conditions that require
 MOBILE COMPUTING        software computer system utilizing a head-    full mobility.
 SYSTEM                  mounted display.
--------------------------------------------------------------------------------------------------------------------
 CELLULAR AND RADIO      Used for hands-free access with cellular      Hands-free access to information stored on
 COMMUNICATIONS          phones or radio links for wireless            databases, the Internet and intranets, or
 TOOLKIT*                communications anywhere in the world through  to audio and/or video communications on
                         telephone, modem or Internet lines.           remote work sites.
--------------------------------------------------------------------------------------------------------------------
 VOICE USER              Software tools and procedures to integrate    Hands-free, voice-activated applications
 INTERFACE(TM)           voice navigation capability into existing     with accurate voice navigation and a simple
 TOOLKIT*                applications or applications under            voice interface on the Mobile Assistant(R)
                         development or for a computer system.         series or other computer platforms
--------------------------------------------------------------------------------------------------------------------
 AUDIOVISUAL             Camera and communication hardware with        Capture, transfer or communication of audio
 COMMUNICATIONS          voice-controlled software to allow            and/or video information on a real time or
 TOOLKIT*                hands-free capture, transmission and          delayed basis.
                         reception of video information and two-way
                         teleconferencing.
--------------------------------------------------------------------------------------------------------------------
 DATA CONVERSION         Software standards and procedures on          Conversion of information or existing hard
 TOOLKIT*                converting hard copy, digital, audio and/or   copy, digital, audio and/or video
                         visual data into suitable form for inclusion  information to neutral format.
                         in a neutral database for operation.
--------------------------------------------------------------------------------------------------------------------
 MICROCOSM VOICE*        A software shell for consistent navigation    Creation of maintenance, repair and
                         through, and presentation of, existing        operation applications by linking existing
                         computer files regardless of original         computer files without reprogramming or
                         format, hardware or software.                 altering data in existing files or
                                                                       databases.
--------------------------------------------------------------------------------------------------------------------
 PRESENTATION MANAGER*   Graphical user interface and navigation       Expansion of the scope of information
                         software toolkit for user customization of    available on job sites allowing performance
                         applications with a consistent, easy-to-use   of an expanded range of tasks with minimum
                         interface to the user.  Uses HTML software    training by accessing information utilizing
                         similar to that used on the Internet.         a consistent methodology and format.
====================================================================================================================

====================================================================================================================
      PRODUCT NAME                   DESCRIPTION/FUNCTION                              APPLICATIONS
--------------------------------------------------------------------------------------------------------------------
 MOBILE COUNTER(TM)*     Bar-code readers combined with software and   Performance of continuous or periodic
                         voice recognition to interface with           hands-free counting and inspection of
                         customized and existing inventory             inventories with minimum personnel, time
                         applications.                                 and training.
====================================================================================================================


*  Product under development.

         The Mobile Assistant(R) series is a combination of hardware and software specifically designed for body- worn mobile computing. A patent has been issued by the U.S. Patent and Trademark Office regarding certain aspects of the Mobile Assistant(R) series.

         In order to address the market, which the Company believes exists for body-worn mobile computers, the Mobile Assistant(R) series has been designed with four key features:

          - Compact, lightweight and rugged hardware specifically designed for mobile, body-worn use

          -    Easy to use human interface and expert systems

          -    Voice command control

          -    Head-worn miniature display

          Compact Hardware for Mobile, Body-Worn Use.  The Mobile
Assistant(R)II currently utilizes primarily off-the-shelf miniaturized hardware components in a body-worn computing package weighing approximately two pounds. Design features of the Mobile Assistant(R)II currently include:

          -    "586" computer running at 133 MHz

          -    Extended Data Output EDO RAM (currently ranging from 8 Mb to
               32 Mb)

          -    Internal hard disk (currently ranging from 810 Mb to 2.1Gb)

          - Protected internal dual PC Card readers (industry-standard peripheral cards)

         -    Enclosure to allow use in a wide range of environmental conditions

          -    Advanced-technology battery and power management

          - Serial, parallel, keyboard and printer ports and infrared (industry standard IrDA) ports

          - Compatibility with DOS, Windows(R) 3.11(TM), Windows(R) 95, Windows(R) NT(TM) and SCO UNIX(R) operating systems

          -    Integrated pointing device (mouse)


         The base system Mobile Assistant(R)II utilizes advanced nickel metal hydride batteries to provide an estimated three to four hour use before recharging. Spare batteries also can be carried on the user's belt to provide additional use time. The Company also offers lithium-ion batteries that provide an estimated six to eight hour use before recharging.

         As a full-featured PC, the Mobile Assistant(R)II has external serial and parallel ports, and ports for a keyboard, printer and monitor to allow for independent use as a desktop PC. The Mobile Assistant(R)II has a modular design for the incorporation of a wide range of capabilities including a portable CD ROM reader, a bar code reader, a battery- operated printer, still and motion video cameras, global positioning technology, cellular and radio frequency communications and interfaces for medical and test equipment.

         Easy to Use Human Interface and Expert Systems. The presentation and means of navigation for Mobile Assistant(R) series applications are being developed based on designs which served as a model for use by the United States Department of Defense and several United States federal agencies. Using a United States federal secure network similar to the internet, and with consistent screens and navigation techniques, this software allows personnel from one agency to easily access the information gathered by another agency, regardless of the computer platform or operating system used. Previously, this benefit was unavailable largely because of the learning time required for an analyst at one agency to learn other agencies' presentation and navigation methods.

         Voice Command Control. The Mobile Assistant(R)II supports state-of-the-art voice recognition software, hardware and algorithms to communicate digitized speech as input to the processor through an integrated analog-to-digital/digital-to-analog circuit. Significant user training generally is not required because the operable vocabulary is created in advance to be recognizable by a wide range of users. The system can be programmed to "learn", on the fly during real-time field use. The speaker-independent approach works well for the menu and button-driven programs used in the Mobile Assistant(R)II. System accuracy is improved greatly since the words and phrases for each menu screen can be predetermined, preoccupied and used to limit recognition ranges to the screen at hand.

         An integrated pointing device (mouse) is installed in the Mobile Assistant(R)II for environments where voice navigation is not possible. The combination of voice recognition and head-worn display provides the user of the Mobile Assistant(R)II with hands-free access to information and the ability to apply this information to operations and tasks with direct lines of sight and tactile access.

         Head-Worn Miniature Display. The Mobile Assistant(R)II uses a lightweight, head-worn miniature display designed by the Company, which currently is offered in monochrome 640 X 480 pixel (VGA) 256 gray scale resolution. It is anticipated that this display will be offered in the future by the Company in color VGA, monochrome 800x600 pixel (SVGA) and 1280 X 1024 pixel resolution, color SVGA and eventually in color resolutions exceeding those planned for High-Definition TV. All displays are approximately one square inch in size and use advanced optics to present an image to the user that is equivalent to a 15" desktop monitor at a distance of two feet. These displays are available in monocular form, and can be worn on a mounting device similar to a runner's visor or sunglasses, or on helmets, hardhats, soft baseball caps or similar headgear. These high quality, miniature displays present information in a heads-mounted display format without completely occluding vision.

         Development of Software Packages. Initially, development of software designed for use with the Mobile Assistant(R) series was targeted primarily at specific military uses. The Company has identified the proprietary software packages described in "Business -- Products and Product Development."

MARKETING AND SALES

         Markets

         The Company's marketing efforts are designed to increase awareness of and demand for its products in the commercial, industrial and military markets. The following are examples of selected horizontal and vertical markets that initially are being, or will be, addressed by the Company:

                 Commercial Maintenance and Repairs. Information from the United States Bureau of Labor Statistics and Bureau of Census indicates that as of 1996 there were more than 5,460,000 commercial mechanics and technicians in the United States, all of which the Company believes are potential users of the Mobile Assistant(R) series and the Company's other products. There are many sources of savings available from use of the Mobile Assistant(R) series and the Company's other products in maintenance and repair operations such as: less formal training is required for a similar level of performance, the time required for diagnostic and repair tasks is reduced as "just in time" refreshers and improved technical information can be provided, and personnel can address a wider range of complex tasks or products with the same level of basic training. While these savings can be realized in most industries, the Company anticipates that these savings will be most immediate and apparent in those industries that require a large investment in equipment and machinery, including the transportation, automotive, construction, power generation, health services, agriculture and the military. In industries such as construction or mining, the Company believes downtime on critical equipment can cost over $75,000 per day. Accordingly, a reduction measured in minutes or hours of downtime in these industries can, in the Company's view, provide ample cost justification for a Mobile Assistant(R)II. The telecommunications industry is expected to be a prime candidate for mobile computing systems given the industry's complex technologies, increased competition and assets spread over a wide geographic area. The Mobile Assistant(R)II can provide needed knowledge to workers on the top of a telephone pole, at a remote relay station or in a conduit tunnel. Crew locations can be monitored and coordinated in the field with the Mobile Assistant(R)II through optional global positioning system technology. Crews at remote locations can consult with experts using two-way audio and/or video communications.

                 Healthcare. It is estimated that over 13.9% of the U.S. Gross Domestic Product, or $1 trillion, is spent annually on healthcare, with an estimated 25% of such expenses consumed by administrative expenses. According to the National Center for Health Statistics, United States, 1994, the United States has over 6,000 hospitals and over 540 health maintenance organizations. According to the United States Department of Labor, in 1994 there were approximately 4,714,000 healthcare workers in the United States. The Company believes that many of the current processing and data systems used in healthcare, both in institutions and in the field, are not well developed or integrated and that hands-free mobile computing systems could reduce expenses and increase efficiency in this industry. The Mobile Assistant(R)II is believed to present great potential in field medical operations by providing on-board and remote diagnostics, audio and/or video communication with doctors for emergency procedures, and transmission of locations for helicopter pickup through global positioning systems integrated into the Mobile Assistant(R)II.
         Another anticipated benefit of the Company's hands-free mobile computing technologies is that fewer healthcare personnel will be needed to perform complex tasks. By providing remote delivery of medical information, the Company's hands-free mobile computing systems can become a key component within both managed care and telemedicine organizations, which are two key submarkets developing within the healthcare industry.

                 Education. The Company believes that its mobile computing systems are well suited for educational applications. The Mobile Assistant(R)II is especially suited for hands-free applications, such as laboratory work, field research and dissections and has the potential to serve as a mobile student workstation. In addition, it can provide an ideal computing and control platform for special education and handicapped needs.

                 Military. There are several potential military applications for the Company's hands-free mobile computing systems, including intelligence, maintenance and field operations. The military has long been an early adopter of advanced weapons technologies and, as a result, was one of the first sectors to experience problems with the ability of personnel to maintain, diagnose and repair the advanced technology employed in both weapons and equipment. These problems have been compounded by the downsizing of the United States military and related budget constraints. As a result, even greater pressure will be placed upon the military to maintain its equipment and weapons platforms with fewer personnel. The Company believes that most of the estimated 700,000 military maintenance personnel in the United States could be made more efficient and productive by the Company's hands-free mobile computing systems.

                 The United States military's increasingly sophisticated weapon systems require volumes of operational and technical manuals and have dramatically increased the importance of maintenance. The United States Army has purchased the Mobile Assistant(R) and has tested its use in the maintenance and repair of the AH64 Apache Attack helicopter. The Apache can send and receive maintenance data via an industry standard electrical interface which can be read by an optional interface for the Mobile Assistant(R). Operating and performance data can be downloaded directly from the Apache and the Mobile Assistant(R) can be used to diagnose existing and potential maintenance and repair problems. The Company anticipates that manufacturers of complex military equipment increasingly will incorporate integrated data collection and transmission capabilities into their technologies to reduce downtime, repair and maintenance related costs.

                 The ability to deliver information to soldiers in combat field operations is the focus of several development programs sponsored by the United States Army. The Army has been conducting simulated combat maneuvers using body-worn computing components, including those provided by the Company, to determine effectiveness for use in coordinating troop locations and movements, determining enemy locations, and using global positioning systems to provide coordinates for artillery, helicopter pickup and air support.

         Marketing

         Because the Company's products are frequently combined with products from other manufacturers to form integrated information systems, the Company believes that it is more effective to sell principally through VARs with defined market niche expertise and presence as well as to end users. The Company believes that by forming relationships with VARs and OEMs who supply various submarkets and types of end users, serve customers or have in-place sales and distribution channels that identify new customers and sales opportunities, the Company is able to reach end users more rapidly in a variety of industries.


         To ensure VAR and OEM capabilities, the Company intends to offer detailed in-house training sessions to prepare and update personnel for field sales and training. In addition, the Company is developing comprehensive sales and operations manuals to be used by VARs and OEMs.

         The Company's marketing and sales employees are responsible for implementing direct marketing plans and sales programs, coordinating sales activities with VARs and OEMs and customer service.

Sales and Backlog

         As of December 31, 1996 the Company had sold and delivered approximately $1.2 million of Mobile Assistant(R) systems since its commercial introduction, and had a purchase order backlog of approximately $99,000 which the Company anticipates will be shipped prior to June 30, 1997, although there can be no assurance of shipment by such date. Customers who have placed orders for units in the past include, among others, AT&T, Eaton Corporation, Battelle Memorial Institute, PRC Inc., SRI International, Rockwell International, Martin Marietta (now Lockheed Martin), IAI Elta Electronics, Bently Nevada Corporation, Genesis Technology Group, Inc. and the United States Army. Purchase orders are cancelable by the customers without penalty and are not binding upon the customer. At June 30, 1996, the Company reported a backlog of $1,250,000, which included approximately $606,000 in orders from Rockwell and $641,000 in orders from Neurosystems. The Rockwell order was cancelled in connection with the development of their system under the license from the Company and this amount was removed from backlog. After delays by Neurosystems in scheduling shipment dates for the delivery of the Mobile Assistant(R), the Company removed this amount from backlog. Between June 30, 1996 and December 31, 1996, approximately $447,000 of orders were booked and $348,000 of products were shipped.

         In the quarter ended December 31, 1997, Company management decided to emphasize the Mobile Assistant(R)II over the Mobile Assistant(R) to better address those customers who needed the higher capacity and speed of the Mobile Assistant(R)II. This decision resulted in a low level of bookings for that quarter as the Company does not accept purchase orders unless the delivery of those purchase orders with high-quality product in a timely manner can be reasonably assured. When the Mobile Assistant(R)II is in full production, which Company management currently expects will be in the quarter ending June 30, 1997, the Company will be in a position to accept a greater number of purchase orders and expects that bookings and backlog will increase at that time.

Rockwell International License Agreement

         In March 1996, Rockwell International, which manufactured the computing unit utilized in the Mobile Assistant(R), and the Company entered into a non-exclusive five-year license agreement (the "License Agreement"). Pursuant to the License Agreement, Rockwell International has been granted the nonexclusive worldwide (excluding Germany and Japan) rights to manufacture, sell, distribute, lease or repair under the Rockwell International name portable computers meeting certain operating specifications utilizing and limited to the technical information and intellectual property (including patent) rights which have been developed by the Company as of the effective date of the License Agreement with regard to the Mobile Assistant(R). The License Agreement provided for initial consideration of $1,695,000, which consisted of $300,000 in cash and the release of the Company from an obligation to pay Rockwell International $1,395,000 pursuant to a purchase order between the Company and Rockwell International. In addition, Rockwell is obligated to pay royalty payments to the Company through August 31, 2001 for each product Rockwell International sells under this license. Pursuant to the License Agreement, Rockwell International is obligated to provide the Company with computing units meeting certain specifications on price, performance and delivery terms no less favorable than offered by Rockwell International to any other customer. Upon the termination of the License Agreement pursuant to its terms, Rockwell International will receive an irrevocable, unrestricted, perpetual license to certain of the Company's intellectual property rights related to mobile computers including data, designs, methodology, processes and procedures as granted in, and as of the effective date of, the License Agreement, with the exception of manufacturing rights in Germany and Japan. While the Company's patent counsel has advised the Company that this License Agreement is not directly dependent on the Company's patent position, an adverse determination by the Patent Office with respect to the pending reexamination of the Company's patent for the Mobile Assistant(R) series or any other material adverse development concerning such patent or the Company's other intellectual property rights could have a material adverse effect upon the Company's future rights under the License Agreement.

KEY SUPPLIERS

         The Company currently has subcontracted the manufacture of the body-worn computing unit, headset and battery portions of the Mobile Assistant(R)II unit to third-party vendors. These components are currently assembled and integrated with the software applications for the Mobile Assistant(R) at the Company's headquarters, and the Company intends to outsource the final assembly, integration and test functions during the coming fiscal year to allow for the shipment of products directly to customers. The Company currently has an agreement with HTM for the manufacture and supply of the body-worn computing unit of the Mobile Assistant(R)II. HTM purchases and manages parts and components inventory, manufactures computer boards, and assembles and tests the body-worn computing unit of the Mobile Assistant(R)II. HTM also provides warranty coverage and warranty service for the body-worn unit. Per the agreement, HTM will only order material pursuant to and based upon the Company's purchase orders. The agreement between HTM and the Company is terminable by mutual agreement of the parties. Under the terms of the License Agreement, Rockwell International is obligated to provide the Company with processing units and body-worn computing systems on the most favorable pricing, system performance and delivery terms available to any Rockwell International customer. The Company has purchased head-mounted displays ("HMD") from Kopin for the Mobile Assistant(R) at a fixed unit cost pursuant to an initial agreement dated July 14, 1994 and an interim agreement which expired in August 1996. To date, a new contract has not been completed and there can be no assurance that the Company and Kopin will reach a mutually satisfactory agreement for the sale of head-mounted displays subsequent to the expiration of the interim agreement or pursuant to the initial agreement. The Company has designed a proprietary HMD for both the Mobile Assistant(R) and the Mobile Assistant(R)II that is being manufactured by Greenway Engineering using purchased and fabricated parts. Greenway is contracted to purchase and manage parts and components inventory, manufacture computer boards, and assemble and test the HMD of the Mobile Assistant(R)II, as well as obtain Federal

Communications Commission certification for the Mobile Assistant(R)II system

         Most of the parts and components for the Mobile Assistant(R)II are off-the-shelf PC components that are available in high quantity from multiple vendors. The Company uses the Active Matrix Liquid Crystal Display ("AMLCD") from one supplier in its HMD and is currently redesigning the HMD to have the ability to use AMLCDs from additional suppliers. Custom-designed components and Application Specific Integrated Circuits are being utilized to reduce weight, size and power consumption of the Mobile Assistant(R) as well as to increase its capabilities and performance.

PRODUCTION

         Since its IPO, the Company has taken steps to finalize the development of the Mobile Assistant(R)II and prepare for full-scale production. Molds for cases and tooling for production have been developed and Company management currently expects that full-scale production will begin during the quarter ending June 30, 1997. Initial production of high-technology products, such as the Mobile Assistant(R)II, involves a number of complex steps and delays in initiating production to ensure that the product meets quality criteria are common in the high-technology industry. If the start of full-scale production of the Mobile Assistant(R)II is delayed past the quarter ending June 30, 1997, such delay will have an adverse effect on revenues for the twelve months ending December 31, 1997. See "Management's Discussion and Analysis".

WARRANTIES

         The Company currently provides customers with a parts and labor warranty for 90 days and a one-year warranty on parts only. Warranty services for the Mobile Assistant(R) are provided by Rockwell International and warranty services for the Mobile Assistant(R)II are provided by HTM. Warranty services for the Kopin HMD are provided by Kopin, and warranty services for the Company's HMD are provided by Greenway Engineering, except for the AMLCD, which is provided by its manufacturer.

COMPETITION

         The Company anticipates that ultimately it will face widespread competition from other portable computing systems manufacturers. Several other companies are engaged in the manufacture and development of body-mounted or hand-held computing systems which can also compete with the Mobile Assistant(R) series, including InterVision, Phoenix Group, ViA Inc., Texas Microsystems, Telxon, Norand and a consortium of Litton and TRW. Personal digital assistants and laptop and notebook computers also are products that could compete against the Mobile Assistant(R) series in applications where hands-free, voice-activated operation is not required. Some of these computers are manufactured by major domestic and foreign computer manufacturers which possess far more resources than the Company and can be expected to compete vigorously with the Company for the market at which the Mobile Assistant(R) series is directed. The Company is aware of at least three competitors which have introduced hands-free mobile computing systems that compete directly with the Mobile Assistant(R) series. There can be no assurance the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

INTELLECTUAL PROPERTY

         The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect its proprietary rights. The Company has entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, VARS, OEMs and actual and potential customers to limit access to and disclosure of its proprietary information. The Company has registered its Mobile Assistant(R) and Xybernaut(R) trademarks on the Principal Register of the United States Patent and Trademark Office ("Patent Office").

         In April, 1994 U.S. patent number 5,305,244 ("hands-free, user-supported portable computers") (the "Patent") for the Mobile Assistant(R) series was granted to the Company. This patent was previously assigned to the Company by several employees of the Company. In September 1995, the Company received a notification from the Patent Office entitled "office action in reexamination," which indicated that certain claims under the Patent were subject to reexamination and were preliminarily rejected. The reexamination of the Patent was initiated as a result of a request from one of the Company's competitors.

         In May, 1996 the Patent Office issued a Notice of Intent to Issue Reexamination Certificate and Reexamination Reasons for Patentability/Confirmation with respect to the September 1995 reexamination wherein it concluded that the Company's claims are patentable with respect to the issues raised by that request for reexamination. This Reexamination Certificate was issued in July 1996.

         On April 16, 1996, a second reexamination request was filed with the Patent Office, by the same competitor of the Company which filed the first such request in September 1995, and in September 1996 the Company received a notification from the Patent Office entitled "office action in reexamination," which indicated that certain claims under the Patent were subject to reexamination and were preliminarily rejected. The Company has been advised by its patent counsel, who is the Company's Secretary and a director, that it is common for the Patent Office to grant reexamination requests, which ordinarily are accompanied by a preliminary rejection. Once a reexamination request is granted, the patent holder has an opportunity to respond, both in writing and in person, with respect to the reexamination and preliminary rejection. The Company filed a written response to this request for reexamination and preliminary rejection on November 25, 1996. Subsequently, representatives of the Company, including legal counsel, met with representatives of the Patent Office to discuss the status of the matter.

         The Company has been advised by its patent counsel handling this matter that even if the Company's patent claims ultimately are rejected, the Company has pending other patent applications which the Company believes it may rely upon to assist in the protection of the Company's proprietary rights. However, there is no assurance that any patent will be granted to the Company or upheld in the future.

         The Company has notified several of its competitors of the existence of the Patent, which the Company's counsel believes may have been infringed by each of such competitors. In the event that the second reexamination request for the Patent is upheld, the Company intends to take any and all appropriate measures, including legal action, necessary to maintain and enforce its rights under the Patent and to recover any damages suffered as a result of any alleged infringement.

         A second patent application for related mobile computing technology was filed on October 2, 1995 in the United States by certain employees of the Company. Further, eight additional patent applications have been filed in the United States since the Company's initial public offering ("IPO"). All patents obtained by Company employees under pending and future applications have been and will be assigned to the Company under existing invention agreements.

         The Company also has applied for patent protection for its hands-free, body-worn mobile computing technology under the laws of European countries as well as The People's Republic of China, Japan, Republic of Korea, Republic of China (Taiwan), Canada and Australia.

RESEARCH AND DEVELOPMENT

         Research and development expenditures for the year ended December 31, 1996 and for the nine months ended December 31, 1995 were $1,773,015 and $910,182, respectively. These expenditures consist primarily of personnel engaged in the research and design of new hardware and software products, test components, consulting fees, equipment and purchase software costs required to conduct the Company's development activities.

EMPLOYEES AND CONSULTANTS

         As of December 31, 1996, the Company had 38 full-time and 5 part-time employees, and had consulting arrangements with 3 individuals or firms for advice and assistance on selected technical and business issues. Of the Company's full-time employees, 3 are executive officers, 10 are technical and administrative support employees, 9 are engaged in research and development, 3 are engaged in assembly and testing and 13 are engaged in sales and marketing. None of the Company's employees are represented by a union and management believes that the Company's relations with its employees are good.

         The Company has entered into a consulting agreement with Dr. Steven A. Newman, a director of the Company, whereby Dr. Newman has agreed to provide negotiating, strategic planning, financial advisory and general management services to the Company through 1998. The agreement originally provided for a fee of $1,000 per day or $5,000 per week for services performed pursuant to statements of work approved by the Company's President or Board of Directors. To minimize expenses to the Company under this contract, the agreement was subsequently modified to provided for a fixed monthly fee of $12,500 and a grant of 50,000 warrants, each to purchase one share of the Common stock of the Company (the "Common stock") at $2.38 per share and expiring on January 1, 2003. Dr. Newman's consulting agreement provides for an automatic three-year renewal unless terminated in writing by either party on or before October 31, 1998. Dr. Newman's consulting agreement also provides for termination at his option in the event of a change of control (which is defined as Edward Newman ceasing to serve as Chairman of the Company's Board of Directors or its President and Chief Executive Officer) and that upon any such termination Dr. Newman is entitled to at least two years of compensation pursuant to his agreement. Services rendered by Dr. Newman will be subject to periodic review by the Board of Directors. Dr. Newman received payments in 1996 for accrued salaries and expenses related to his employment with Tech Virginia and provides consulting services to Tech Virginia without contract at a fixed payment of $1,000 per month.

         In 1996, the Company entered into a two-year consulting agreement with Victor J. Lombardi whereby Mr. Lombardi agreed to provide business development and marketing services to the Company in exchange for warrants which entitle Mr. Lombardi to purchase 100,000 shares of Common stock at $6.00 per share through December 31, 1999.

         In May 1995, the Company entered into a three-year consulting agreement with Dr. Andrew Heller whereby Dr. Heller agreed to provide strategic planning, business management, strategic product development and market and financial introductions services to the Company. In consideration of services rendered by Dr. Heller to the Company prior to that time and as an inducement to enter into the consulting agreement, Dr. Heller was granted 100,000 shares of Common stock which were valued at $5 per share for financial reporting purposes.

ITEM 2.          DESCRIPTION OF PROPERTY.

         The Company's office and development facility consists of 10,303 square feet located at 12701 Fair Lakes Circle, Fairfax, Virginia. The Company's current lease is for a three-year term expiring November 1997 and requires monthly rent of approximately $13,750. The lease is renewable at the Company's option for an additional three years.

         The Company leases approximately 2,900 square feet located at 164 Townsend Street, San Francisco, California which is used as the Company's design and prototype center. The initial lease term is for twelve months ending September 1997 and requires monthly rent of $4,445 plus a pro-rata share of building utilities and services. The lease is renewable at the Company's option for an additional two year period.

         To minimize lodging expenses for visiting employees and consultants, the Company leases an apartment located at 4401 Sedgehurst Drive, #301, Fairfax, Virginia 22033 pursuant to a month to month lease requiring monthly rent of $975. The Company must give at least 45 days prior written notice before termination of the lease. In addition, the Company also leases an apartment for the same purpose located at 12112 C Tall Shadows Lane, Fairfax, Virginia. The lease is for a twelve and a half month period expiring December 1997 and requires monthly rent of $935. The Company must give at least 30 days prior written notice before termination of the lease.

         The Company leases approximately 650 square feet of office space at FM Building 102, 7-39-5 Nishikamata, Ohta-ku, Tokyo 144, Japan, for use as its Far East representative office. The initial lease term is for two years ending April 1999 at a base rent of approximately $1,700 per month and is renewable at the Company's option for an additional two year period.

ITEM 3.          LEGAL PROCEEDINGS.

         The Company is not a party to any litigation and is not aware of any pending or threatened litigation. A second "office action in reexamination" has been filed with the Patent Office regarding the Company's claims under the Patent for the Mobile Assistant(R) series. See "Business - Intellectual Property."

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On July 18, 1996, the Company successfully completed its IPO and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of Common stock and one warrant ("Warrant") to purchase a share of Common stock at $9.00 ("Unit"). Units were traded on the NASDAQ SmallCap Market from July 18, 1996 until August 20, 1996, at which time the Units were delisted from the exchange. The Common stock and Warrants have traded separately on the NASDAQ SmallCap Market since July 29, 1996.

         As of December 31, 1996, there are approximately 1,200 holders of Common stock. There have been no cash dividends paid on the Company's Common stock to date and the Company does not anticipate the payment of dividends in the foreseeable future.

         The table below sets forth by quarter, for the year ended December 31, 1996, the high and low market prices of the Company's Units, Common stock and Warrants.


                              Units            Common stock               Warrants
                         High      Low        High        Low          High         Low
                         ----      ---        ----        ---          ----         ---
 1st Quarter 1996        --        --         --          --           --           --


 2nd Quarter 1996        --        --         --          --           --           --


 3rd Quarter 1996        19        9 1/4      12          4 1/2        6 1/4        1 3/8

 4th Quarter 1996        N/A       N/A        4 7/8       1 1/2        2 1/4        5/8


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company was incorporated as a Virginia company in October 1990 and commenced active operations in November 1992 as Computer Products & Services,
Inc. to develop, manufacture and sell mobile computing systems.   Since
commencing operations, the Company has incurred significant operating losses. In April 1996, the Company was merged with Xybernaut Corporation in order to change the company name and reincorporate in Delaware. In July 1996, the Company successfully completed the IPO of its Common stock and Warrants which are traded on the NASDAQ SmallCap Market.

         The Company has derived its revenues from sales of the Mobile Assistant(R), less volume discounts, and from consulting services related to the Mobile Assistant(R), application software for the Mobile Assistant(R), and other computer platforms. During the year ended December 31, 1996, the Company derived approximately 85% of its revenues from sales of the Mobile Assistant(R), as well as fees related to licensing agreements, and 15% of its revenues from consulting services. During the nine months ended December 31, 1995, the Company derived approximately 65% of its revenues from sales of the Mobile Assistant(R) and 35% of its revenues from consulting services. In the future, the Company expects to derive additional revenues from the sale of software development toolkits, software runtime modules and additional optional components of the Mobile Assistant(R) series. Revenues from sales to customers, VARs and OEMs are recognized when products are shipped. The Company's sales agreements generally do not involve any significant obligations to customers subsequent to delivery except as provided in separate service or support agreements. Revenues from future software sales will be recognized at the time the software master is delivered in accordance with Statement of Position No. 91-1. Cost of sales include the cost of components for the Mobile Assistant(R) series, direct labor and overhead expense, manuals, diskettes and duplication, packaging materials, assembly, paper goods and shipping.

         The Company intends to continue expenditures on research and development of additional products, including software development toolkits. Research and development consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86 (Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional costs are capitalized until the software is ready for release. The Company has expensed all software development costs to date. Research and development expenses for the year ended December 31, 1996 and for the nine months ended December 31, 1995 were $1,773,015 and $910,182, respectively, none of which was capitalized.

         The Company's consolidated financial statements, for all periods presented, include the results of operations of Tech Virginia, a wholly-owned subsidiary that supplies software and consulting services to the United States government and others. In July 1996, the Company exercised its option to purchase all of the capital stock of Tech Virginia for $50,000. The consolidated financial statements contain eliminations for all material transactions between the Company and Tech Virginia for all periods presented.

         The Company's consolidated financial statements do not contain a provision for income tax expense due to net operating losses since inception. Subject to realization, the Company has generated net operating losses that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company (see Note 9 to Consolidated Financial Statements). At December 31, 1996, the Company had approximately $7,266,000 of net operating loss carry forwards for federal income tax purposes which expire in 2012. The use of these carry forwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur in the future.

RESULTS OF OPERATIONS

         In connection with its IPO, the Company changed from a fiscal year ending March 31 to a fiscal year ending December 31, effective December 31, 1995. The following table sets forth certain consolidated financial data as a percentage of revenues for the year ended December 31, 1996 and the nine month period ended December 31, 1995.


                                                 YEAR ENDED                  NINE MONTHS ENDED
                                                DECEMBER 31,                   DECEMBER 31,
                                             ------------------            --------------------
                                                    1996                            1995
                                           ----------------------        -------------------------
 Revenues .............................              100.0%                         100.0%
 Cost of Sales ........................               98.9                           74.8
                                                    ------                         ------
   Gross margin .......................                1.1                           25.2
                                                    ------                         ------
 Operating expenses:
   Sales and marketing ................              131.9                          108.9
   General and administrative .........              197.4                          260.2
   Research and development ...........              162.2                          258.1
                                                    ------                         ------
 Total operating expenses .............              491.5                          627.2
                                                    ------                         ------
 Interest income (expense) ............               11.2                           (5.3)
                                                    ------                         ------
 Net loss .............................             (479.2)%                       (607.2)%
                                                    ------                         ------


YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED DECEMBER 31, 1995

         Revenues. Revenues for the year ended December 31, 1996 were $1,093,341, an increase of $740,693, or 210%, compared to $352,648 for the nine months ended December 31, 1995. This increase resulted primarily from increased sales of the Mobile Assistant(R) as well as fees related to licensing agreements. Increased discounts on sales of the Mobile Assistant(R) resulted in a reduction of average selling prices and a corresponding reduction in overall gross margin.

         Cost of sales. The cost of sales for the year ended December 31, 1996 was $1,081,197, an increase of $817,576, or 310%, compared to $263,621 for the nine months ended December 31, 1995. This increase resulted primarily from increased sales of the Mobile Assistant(R) and an allowance to reduce December 31, 1996 inventory balances of the Mobile Assistant(R) to net realizable value due to the release of the Mobile Assistant(R)II.

         Research and development expenses. Research and development expenses for the year ended December 31, 1996 were $1,773,015, an increase of $862,833, or 95%, compared to $910,182 for the nine months ended December 31, 1995. This increase reflects the Company's ongoing research and development efforts, including the addition of new personnel, the operation of the design center in California, the internal development of a head-mounted display, the development of a new body-worn computing unit and head mounted display and planning and development for software toolkits.

         Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 1996 were $1,442,146, an increase of $1,058,186, or 276%, compared to $383,960 for the nine months ended December 31, 1995. This increase resulted mainly from increases in personnel, related travel, infrastructure costs to support sales, VAR training programs, customer service, additional marketing programs to support the launch of new products, and public and investor relations efforts, and expenses related to the establishment of a representative office in Tokyo, Japan and negotiations with potential licensees in Far East and Europe.

         General and administrative expenses. General and administrative expenses for the year ended December 31, 1996 were $2,158,212, an increase of $1,240,679, or 135%, compared to $917,533 for the nine months ended December 31, 1995. The increase reflects personnel costs and related expenses necessary to support the Company's business infrastructure, the amortization of issuance costs related to the private placement of the April 1996 Debentures and the November 1995 Debentures (collectively, the "Debentures"), and an increase in legal, consulting and travel expenses.

         Interest income (expense), net. Net interest income for the year ended December 31, 1996 was $122,693, an increase of $141,235 compared to net interest expense of ($18,542) for the nine months ended December 31, 1995.
This increase is primarily the result of interest income from the investment of proceeds from the IPO plus the reversal of $25,000 for interest expense that was previously accrued for the Debentures but converted into stock upon the closing of the IPO, offset by $71,750 in interest costs related to the Debentures and loans of issuance fees for the Debentures.

         Net loss. As a result of the factors described above, the net loss for the year ended December 31, 1996 was $5,238,536, an increase of $3,097,346, or 145% compared to $2,141,190 for the nine months ended December 31, 1995. Although the Company was subject to taxation during the year ended December 31, 1996 and the nine months ended December 31, 1995, the Company incurred net losses during these periods and no provision for taxes was made.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception until the completion of the IPO, the Company financed its operations from the private sale of its securities, from vendor credit and from short-term loans received from management, stockholders and others.

         From October 1994 to August 1995 the Company raised $1,243,476 from the private sale of shares of Common stock at $6.00 per share. In November 1995, the Company raised $1,505,000 through the private placement of the November 1995 Debentures and in April 1996, the Company raised $1,000,000 through the private placement of the April 1996 Debentures. The Company received $1,201,718 though the private sale of common stock and $2,143,642 from the November 1995 Debentures and the April 1996 Debentures net of offering costs. Placement fees in respect of the issuances of the Debentures of $270,500 were carried by the Company as interest-bearing loans and were repaid from the proceeds of the IPO. On July 18, 1996, the Company completed the IPO of its Common stock and realized net proceeds of $10,825,652 after related expenses.

         For the year ended December 31, 1996, the Company's operating activities used cash of $5,133,942 compared to $1,400,230 for the nine months ended December 31, 1995. The net use of cash during the year ended December 31, 1996 was primarily the result of a $5,238,536 net loss and an increase in assets of $879,570, offset by a $300,000 licensing fee of which $50,000 was taken into 1996 revenue, an increase in accounts payable and accrued expenses of $177,619, depreciation and amortization of $264,699 and a provision for write-down of inventory of $202,440. Cash used for investing activities for the year ended December 31, 1996 was $536,613, primarily the result of $315,257 for the acquisition of property and equipment, $114,618 related to obtaining and maintaining patents and $106,738 in capitalized tooling costs. Proceeds from the Company's financing activities for the year ended December 31, 1996 were $11,436,856 and consisted of $13,282,500 of gross proceeds from the IPO, $1,000,000 from the issuance of the April 1996 Debentures, and $340,000 from other notes and loans, offset by payments for issuance costs of $2,561,149 related to the IPO and Debentures and $591,161 in repayment of outstanding notes and loans. As a result of the above, cash and cash equivalents on hand as of December 31, 1996 was $6,274,967, an increase of $5,766,301 from the $508,666 of cash on hand as of December 31, 1995.

         For the nine months ended December 31, 1995, the Company's operating activities used cash of $1,400,230. The use of cash by operations for the nine months ended December 31, 1995 was primarily the result of a $2,141,190 net loss and $240,709 of cash used by inventories, offset by $671,500 of non-cash charges for Common stock issued for services and an increase in accounts payable and accrued expenses of $334,304. Cash used by investing activities in the nine months ended December 31, 1995 was primarily $33,958 for the acquisition of property and equipment and $45,998 related to the acquisition of patents. Proceeds from the Company's financing activities in the nine months ended December 31, 1995 consisted primarily of $1,505,000 raised through the sale of the November 1995 Debentures, $247,476 from the issuance of stock and $325,000 from other notes and loans of $185,924, offset by $98,608 in deferred financing expenses in connection with the Debentures and stock issuances and $138,732 in repayment of outstanding notes and loans.

         At December 31, 1996, the Company had no material capital commitments and working capital of $6,412,314.

         The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of the Mobile Assistant(R), continues to establish a full sales, service and marketing function, expands the Company's ongoing research and development efforts, and develops the support structure for these activities. The timing of increases in personnel, research and development expenses, the amount of working capital consumed by operations and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Absent closing any additional financings, the remaining proceeds from the IPO are currently expected to be sufficient to meet the Company's working capital needs and operating expenses until at least July 1997. To meet working capital needs thereafter, the Company intends to use funds from operations, to obtain a working capital line of credit, and/or complete additional financings. It is the opinion of the Company's management that additional funding arrangements are readily available to the Company and the execution of any such arrangement will depend on timing, market conditions and the final terms and conditions of such arrangements. Full production of the Mobile Assistant(R)II is expected to begin in the quarter ending June 30, 1997 and receivables from sales of the Mobile Assistant(R)II are expected to provide collateral for borrowing facilities at that point. Although there can be no assurance that such facilities will be available, the Company intends to seek to establish secured borrowing facilities at such time as appropriate collateral is available. The Company's management believes that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 1998. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from a working capital line of credit or from closing additional financings on terms acceptable to the Company.

POSSIBLE IMPACT ON NEAR-TERM REVENUES

         The Company has agreements with third-party suppliers to manufacture and supply the body-worn computing unit, the head mounted display and the batteries for the Mobile Assistant(R)II. Full-scale production by these suppliers is expected to begin in the quarter ending June 30, 1997. In the event that the start of full-scale production is delayed for any reason, revenues for the year ending December 31, 1997 will be adversely affected.

POSSIBLE NON-CASH FUTURE CHARGE

         In connection with the Company's IPO, the representative of the underwriters for the transaction (the "Representative") has required the Company's officers, directors and certain other stockholders to deposit an aggregate of 1,800,000 shares of Common stock, of which 1,707,210 are owned by directors and officers of the Company, into an escrow account (the "Escrowed Shares"). The Escrowed Shares will be subject to release to such stockholders in increments over a three-year period only in the event the Company's gross revenues and earnings (loss) per share for the 12-month periods ending September 30, 1997, 1998 and 1999 equal or exceed targets which have been established through negotiations with the Representative (the "Performance Targets"). If the Performance Targets are not met in any of the relevant 12-month periods (and the price of the Common stock has not met or exceeded the price described below), the Escrowed Shares will be cancelled and returned to the Company in amounts which have been agreed upon between the Representative and the Company for each period and canceled. In addition to the foregoing, all then Escrowed Shares will be released to the stockholders if the closing price of the Common stock as reported on the NASDAQ SmallCap Market following this offering equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days during the period ending September 30, 1999. In the event any Escrowed Shares held by officers, employees or consultants are released, the difference between the initial offering price and the market value of such shares at the time of release will be deemed to be additional compensation expense to the Company. If the price of the Common stock at the time of any release of the Escrowed Shares is greater than the value of the Common stock at the time of the IPO, an earnings charge could result which would have the effect of reducing or eliminating any earnings per share and could have a negative effect on the market price for the Common stock. The earnings per share target calculation will be based on the average number of shares issued and outstanding during each period, but excluding shares issued pursuant to the Representative's option to purchase units of Common stock and Warrants issued during the Company's IPO ("Unit") at a price of $9.075 per Unit (165% of the offering price of the Units) during a period of four years commencing one year from the closing of the IPO, extraordinary items, or compensation expense charged to the Company related to the release of the Escrowed Shares.

         Given the expected start of full-scale production in the quarter ending June 30, 1997, the Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the Performance Targets for the 12-month period ending September 30, 1997. Accordingly, the release of the escrow shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1997. If conditions are not met for release from escrow, then 300,000 shares of stock will be returned to the Company on September 30, 1997 and canceled, resulting in no earnings impact and a commensurately lower number of outstanding shares.

ITEM 7. FINANCIAL STATEMENTS.

Index to Financial Statements

Report of Independent Accountants                                                  F-1
Consolidated Balance Sheets - December 31, 1996 and 1995                           F-2
Consolidated Statements of Operations - Year ended December 31, 1996
  and nine months ended December 31, 1995                                          F-3
Consolidated Statements of Stockholders' Equity (Deficit) - Year ended
  December 31, 1996 and nine months ended December 31, 1995                        F-4
Consolidated Statements of Cash Flows - Year ended December 31, 1996
  and nine months ended December 31, 1995                                          F-5
Notes to Financial Statements                                                      F-6

                               AUDITOR'S OPINION


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  of Xybernaut Corporation and Subsidiary


We have audited the accompanying consolidated balance sheets of Xybernaut Corporation and Subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1996 and the nine month period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xybernaut Corporation and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 and the nine month period ended December 31, 1995, in conformity with generally accepted accounted principles.




McLean, VA
March 31, 1997

                             XYBERNAUT CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                              December 31,          December 31,
                                                                  1996                  1995
                                                              -------------         -------------
                           ASSETS

Current assets:
   Cash and cash equivalents                                    $ 6,274,967           $   508,666
   Accounts receivable                                              427,790                90,725
   Inventories                                                      402,381               249,950
   Prepaid and other current assets                                 197,711                20,617
                                                              --------------        --------------
               Total current assets                               7,302,849               869,958
                                                              --------------        --------------

Fixed assets:
   Property and equipment, net of accumulated depreciation
               of $126,139 in 1996 and $75,508 in 1995              323,828                88,802
                                                              --------------        --------------


Other assets:
   Patent costs, net of accumulated amortization
               of $82,588 in 1996 and $31,017 in 1995               247,612               184,565
   Debenture issuance costs, net of accumulated amortization
               of $0 in 1996 and $24,815 in 1995                          -               196,542
   Tooling costs                                                    106,738                     -
   Other                                                             33,547                53,671
                                                              --------------        --------------
               Total other assets                                   387,897               434,778
                                                              --------------        --------------
               Total assets                                     $ 8,014,574           $ 1,393,538
                                                              ==============        ==============

                       LIABILITIES AND
               STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes and loans payable                                      $     7,849           $   263,425
   Accounts payable                                                 250,944               420,801
   Deferred licensing revenue (see note 8)                           60,000                     -
   Accrued expenses                                                 571,742               224,266
                                                              --------------        --------------
               Total current liabilities                            890,535               908,492
                                                              --------------        --------------

Long-term liabilities:
   Notes and loans payable                                           44,080                72,999
   Debentures                                                             -             1,505,000
   Deferred licensing revenue (see note 8)                          190,000                     -
                                                              --------------        --------------
               Total long-term liabilities                          234,080             1,577,999
                                                              --------------        --------------
               Total liabilities                                  1,124,615             2,486,491
                                                              --------------        --------------

Commitments and contingencies
Stockholders' equity (deficit):
   Common stock, $.01 par value                                     142,591               103,725
     Authorized: 30,000,000 shares in 1996 and
     16,001,500 in 1995
     Issued: 14,259,112 shares in 1996 and
     10,372,489 in 1995
   Additional paid-in capital                                    15,520,245             2,337,663
   Accumulated deficit                                           (8,772,877)           (3,534,341)
                                                              --------------        --------------
               Total stockholders' equity (deficit)               6,889,959            (1,092,953)
                                                              --------------        --------------
               Total liabilities and stockholders'
                 equity (deficit)                               $ 8,014,574           $ 1,393,538
                                                              ==============        ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             XYBERNAUT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Year ended        Nine months ended
                                                              December 31,          December 31,
                                                                  1996                  1995
                                                            ----------------     -----------------
Revenue:
   Product sales and leases                                   $     928,732         $     227,793
   Consulting and license                                           164,609               124,855
                                                            ----------------     -----------------
               Total revenue                                      1,093,341               352,648

Cost of sales                                                     1,081,197               263,621
                                                            ----------------     -----------------
               Gross margin                                          12,144                89,027

Operating expenses:
   Sales and marketing                                            1,442,146               383,960
   General and administrative                                     2,158,212               917,533
   Research and development                                       1,773,015               910,182
                                                            ----------------     -----------------
               Total operating expenses                           5,373,373             2,211,675
                                                            ----------------     -----------------

               Operating loss                                    (5,361,229)           (2,122,648)

Interest income (expense), net                                      122,693               (18,542)
                                                            ----------------     -----------------

               Net loss                                       $  (5,238,536)        $  (2,141,190)
                                                            ================     =================

Net loss per common and common equivalent
  shares outstanding                                          $       (0.47)        $       (0.21)
                                                            ================     =================

Weighted average number of common and
  common equivalent shares outstanding                           11,121,594             9,993,120
                                                            ================     =================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             XYBERNAUT CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     Xybernaut        Tech Virginia         CPSI
                                   -------------      -------------     -------------
                                                                                                 Total
                                     Number of         Number of         Number of             number of
                                    common stock      common stock      common stock          common stock
                                       shares            shares            shares                shares
                                   -------------      -------------     -------------        -------------
Balance, March 31, 1995                    -                 300          10,176,000           10,176,300
Shares issued                              -                 -                41,246               41,246
Shares issued for
   services and
   incentives                              -                 -               154,943              154,943
Net loss                                   -                 -                   -                    -
                                   -------------      -------------     -------------        -------------

Balance, December 31, 1995                 -                 300          10,372,189           10,372,489
Merger between Xybernaut
   and CPSI                         10,372,789               -           (10,372,789)                 -
Shares issued pursuant
   to IPO                            2,415,000               -                   -              2,415,000
Shares issued pursuant
   to conversion of
   debentures                        1,431,427               -                   -              1,431,427
Shares issued pursuant
   to redemption of
   warrants                             20,000               -                   -                 20,000
Shares issued for
   services and
   incentives                           19,896               -                   600               20,496
Acquisition of Tech Virginia               -                (300)                -                   (300)
Net loss                                   -                 -                   -                    -
                                   -------------      -------------     -------------        -------------

Balance, December 31, 1996          14,259,112               -                   -             14,259,112
                                   =============      =============     =============        =============


                                        Total
                                      value of            Additional                                Total
                                    common stock           paid-in           Accumulated        stockholders'
                                       shares              capital             deficit             equity
                                   -------------       -------------        -------------      -------------
Balance, March 31, 1995               $101,763          $ 1,317,434         $(1,393,151)       $    26,046
Shares issued                              412              247,064                 -              247,476
Shares issued for
   services and
   incentives                            1,550              773,165                 -              774,715
Net loss                                   -                    -            (2,141,190)        (2,141,190)
                                   -------------       -------------        -------------      -------------

Balance, December 31, 1995            $103,725            2,337,663          (3,534,341)        (1,092,953)
Merger between Xybernaut
   and CPSI                                -                    -                   -                 -
Shares issued pursuant
   to IPO                               24,150           10,818,337                 -           10,842,487
Shares issued pursuant
   to conversion of
   debentures                           14,314            2,290,244                 -            2,304,558
Shares issued pursuant
   to redemption of
   warrants                                200               34,800                 -               35,000
Shares issued for
   services and
   incentives                              205               89,201                 -               89,406
Acquisition of Tech Virginia                (3)             (50,000)                -              (50,003)
Net loss                                   -                    -            (5,238,536)        (5,238,536)
                                   -------------       -------------        -------------      -------------

Balance, December 31, 1996            $142,591          $15,520,245         $(8,772,877)       $ 6,889,959
                                   =============       =============        =============      =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             XYBERNAUT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended             Nine months ended
                                                                     December 31,                December 31,
                                                                         1996                       1995
                                                                 ------------------          -----------------
Cash flows from operating activities:
   Net loss                                                        $   (5,238,536)            $   (2,141,190)

   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                       264,699                     87,795
      Provision for write-down of inventory                               202,440                          -
      Noncash charges for stock and options
        issued for services                                                89,406                    671,500
      Increase in assets:
        Inventories                                                      (354,871)                  (240,709)
        Accounts receivable                                              (337,065)                   (73,891)
        Prepaid and other current assets                                 (177,094)                   (14,623)
        Other assets                                                      (10,540)                   (23,416)
      Increase in liabilities:
        Accounts payable and accrued expenses                             177,619                    334,304
        Deferred licensing revenue                                        250,000                          -
                                                                 ------------------          -----------------
         Net cash used in operating activities                         (5,133,942)                (1,400,230)
                                                                 ------------------          -----------------

Cash flows from investing activities:
   Acquisition of property and equipment                                 (315,257)                   (33,958)
   Acquisition of patents and related costs                              (114,618)                   (45,998)
   Capitalization of tooling costs                                       (106,738)                         -
                                                                 ------------------          -----------------
         Net cash used in investing activities                           (536,613)                   (79,956)
                                                                 ------------------          -----------------

Cash flows from financing activities:
   Proceeds from:
      Issuance of stock                                                         -                    247,476
      Initial public offering                                          13,282,500                          -
      Debentures                                                        1,000,000                  1,505,000
      Notes and loans                                                     340,000                    325,000
   Payments for:
      Notes and loans                                                    (591,161)                  (139,076)
      Acquisition of Tech Virginia (see note 2)                           (33,334)                         -
      Intial public offering & debenture fees                          (2,561,149)                   (70,857)
      Common stock issuance costs                                               -                    (27,751)
                                                                 ------------------          -----------------
         Net cash provided by financing activities                     11,436,856                  1,839,792
                                                                 ------------------          -----------------

Net increase in cash and cash equivalents                               5,766,301                    359,606

Cash and cash equivalents, beginning of period                            508,666                    149,060
                                                                 ------------------          -----------------

Cash and cash equivalents, end of period                           $    6,274,967             $      508,666
                                                                 ==================          =================





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS ACTIVITY:

THE COMPANY:

  Xybernaut Corporation (the "Company") was originally incorporated in Virginia in October 1990 as Contemporary Products & Services, Inc. and changed its name to Computer Products & Services, Inc. ("CPSI") in 1992. In April 1996, the Company was merged with Xybernaut Corporation to change the Company name and reincorporate in Delaware. Since the commencement of operations in November 1992, the Company has engaged in the research, development and commercialization of products intended to bridge the widening gap between people and knowledge. The first product to be commercialized by the Company is the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) product. Additional software products are planned for development and use on the Mobile Assistant(R) and other personal computers.

  On July 18, 1996, the Company successfully completed the Initial Public Offering ("IPO") of its common stock and warrants (NASDAQ symbol XYBR and XYBRW) which are traded on the NASDAQ SmallCap Market.

  The Company was a development stage enterprise through March 31, 1995. Subsequently, the Company has commenced principal operations and, accordingly, these financial statements are not presented in compliance with Statement of Financial Accounting Standard No. 7 which describes the financial presentation for development stage enterprises.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR:

  In connection with its IPO, the Company changed from a fiscal year ending March 31 to a fiscal year ending December 31, effective December 31, 1995. As a result, these financial statements include consolidated operations for the twelve months ended December 31, 1996 and for the nine months ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION:

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tech International of Virginia Inc. ("Tech Virginia"). In connection with the IPO, the Company exercised its option to acquire all of the capital stock of Tech Virginia. Financial statements prior to the exercise of the option reflect the combined financial position and results of operations of the Company and Tech Virginia. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS:

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES:

  Inventories, consisting principally of component parts held for resale, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. As of December 31, 1996 and 1995, the allowance to reduce inventory balances to net realizable value was $202,440 and $0, respectively.

PROPERTY, EQUIPMENT, FURNITURE AND FIXTURES:

  Property, equipment, furniture and fixtures are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

 Equipment .............................   3-5 years
 Furniture and fixtures ................   5 years
 Demonstrator units ....................   2 years
 Leasehold improvements ................   3 years

  Expenditures for maintenance and repairs are charged directly to the appropriate operating account at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized.

SOFTWARE DEVELOPMENT COSTS:

  The Company's policy is to capitalize software development costs when technological feasibility has been established, based on a detailed program design that is complete, has been confirmed and for which no high-risk development issues remain.

  The establishment of technological feasibility and the ongoing assessment of the recovery of capitalized software costs requires considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.
Capitalization of software costs will cease when the software is available for general release to customers, at which time amortization of the costs begins. These costs will be amortized using the greater of the amount computed using the straight-line method over the remaining estimated economic life of the product or the ratio of current gross revenues from the product to the total of current and anticipated future gross revenues from the product. Since the Company is currently in the planning and development phase for software toolkits, no costs have been capitalized to date.

INTANGIBLE ASSETS:

  Patent costs consist of legal fees, filing fees and other direct costs incurred in obtaining and maintaining patents and are amortized on a straight-line basis over a five-year period.

TOOLING COSTS:

  Tooling costs consist of reimbursed expenses to third-party vendors for molds to be used exclusively in the manufacturing of the Company's proprietary head-mounted display ("HMD") and the computing unit for the Mobile Assistant(R)
II. Capitalized tooling costs will be transferred to inventory based on the estimated total number of HMDs and computing units to be produced from the molds. No costs have been transferred to inventory as of December 31, 1996.

IMPAIRMENT OF LONG-LIVED ASSETS:

  Management of the Company monitors the carrying value of long-lived assets for potential impairment on an on-going basis. Potential impairment would be determined by comparing the carrying value of these assets with their related, expected future net cash flows. Should the sum of the related, expected future net cash flows be less than the carrying value, management would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the future discounted cash flows.

REVENUE RECOGNITION AND WARRANTIES:

  Product sales are recorded on shipment pursuant to a valid customer purchase order. For equipment shipped under equipment rental or leasing agreements, revenue is recognized on a straight-line basis over the term of the rental or lease agreement. Consulting revenue is recognized as the services are performed pursuant to a written agreement with the client. The Company generally provides a 90 day warranty on parts and labor and a one year warranty on parts. The Company's suppliers for the computing unit and the head mounted display provide the Company with similar warranties and as a result warranty reserves are immaterial.

RESEARCH AND DEVELOPMENT PROGRAMS:

  Research and development costs are charged to operations as incurred, including the cost of components purchased for testing and product development that are saleable but are intended for development work only.

INCOME TAXES:

  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARES:

  The net loss per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the period. All stock issuances within one year prior to the Company's initial public offering have been included in the calculation of common equivalent shares outstanding as if they were outstanding for all periods presented, using the treasury stock method assuming the common stock value in a Unit (see note
5) was $5.00.

ESCROWED SHARES

  Escrowed shares, if any, are considered issued and outstanding and reported as such on the balance sheet. For purposes of computing the net loss per common and common equivalent share, they are not considered outstanding until the conditions for their release are met.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 1996 and 1995, because of the relatively short maturity of these instruments. The carrying value of the notes and loans payable and the debentures approximated fair value as of December 31, 1996 and 1995, based upon market prices for the same or similar debt issues.

ACCOUNTING STANDARDS ISSUED

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125 ("SFAS 125") regarding accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS 125, after transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and is effective for transactions occurring after December 31, 1996.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per share", effective for fiscal years ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per common share ("EPS") with basic EPS, with the principal difference being common stock equivalents are not considered in computing basic EPS. SFAS 128 also eliminates the modified treasury stock method, and requires the reconciliation of the numerator and denominator used in computing basic and diluted EPS. The Company has not yet determined the effect of SFAS 128 on the Company's EPS, but expects that the affect will not be material.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS:

  Certain items in the 1995 financial statements have been reclassified to conform to 1996 presentation for consistency purposes.

3.  PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following:



                                                          DECEMBER 31,            DECEMBER 31,
                                                             1996                     1995
                                                          ------------            ------------
 Equipment ......................................         $  227,068                $  75,660
 Furniture and fixtures .........................             44,814                   22,191
 Demonstrator units .............................             53,144                   29,600
 Leasehold improvements .........................            124,941                   36,859
                                                          -----------               ----------
                                                             449,967                  164,310
 Less accumulated depreciation ..................           (126,139)                 (75,508)
                                                          -----------               ----------
                                                          $  323,828                $  88,802
                                                          ===========               ==========

  Depreciation expense for the year ended December 31, 1996 and for the nine months ended December 31, 1995 was $80,231 and $37,227, respectively. For the year ended December 31, 1996, fully depreciated demonstrator units for $29,600 and the related accumulated depreciation were eliminated.

4.  DEBT:

  Effective November 17, 1995, the Company sold $1,505,000 principal amount of 7% Convertible Debentures due in 1997 (the "November 1995 Debentures") and paid a placement fee of 10% to the placement agent in the form of an interest-bearing promissory note due at the time of the IPO. On April 16, 1996, the Company sold $1,000,000 principal amount of 7% Convertible Debentures due in 1997 (the "April 1996 Debentures") and paid a placement fee of 12% to the placement agent in the form of an interest-bearing promissory note due at the time of the IPO.

  Under the terms of these debentures, the Company had the right to redeem all debentures, at a price equal to 105% of principal, plus accrued interest, if the IPO had not occurred within one year after the closing date. The November 1995 Debentures and the April 1996 Debentures were to convert into Units (see note 5) upon a successful IPO by the Company at the rate of one Unit for each $1.75 in principal. The November 1995 Debentures and the April 1996 Debentures were converted into 1,431,427 Units on July 18, 1996, concurrent with the Company's IPO.

5.  STOCKHOLDERS' EQUITY:

INITIAL PUBLIC OFFERING

  On July 18, 1996, the Company completed its IPO and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at $9.00 ("Unit"). Gross proceeds from the sale of the Units were $13,282,500 and net proceeds after expenses were $10,842,487.

  At the completion of the offering, the underwriter received an option to purchase 210,000 Units at a price equal to 165% of the unit offering price per unit during a period of four years commencing one year from July 18, 1996.

  In connection with this offering, the Company's officers and directors and certain stockholders deposited an aggregate of 1,800,000 shares of common stock of the Company in an escrow account ("Escrowed Shares"). The common stock in the escrow account is subject to release to such stockholders in increments over a three year period only in the event the Company's gross revenues and earnings (loss) per share for the twelve month periods ending September 30, 1997, 1998 and 1999 meet or exceed certain performance targets. If the performance targets are not met in any of the twelve month periods ending September 30, 1997, 1998, or 1999, the Escrowed Shares will be returned to the Company. In addition to the foregoing, all Escrowed Shares will be released to the shareholders if certain stock price targets are met. The market value of any Escrowed Shares held by officers, employees or consultants at the time they are released will be deemed to be additional compensation expense to the Company.

REINCORPORATION

  On January 25, 1996, the shareholders of CPSI approved the exchange of their common stock for shares of Xybernaut Corporation, a Delaware Corporation, on a one-for-one basis to change the Company name and reincorporate in Delaware.
All references in the consolidated financial statements, including the number of shares and per share amounts, have been retroactively adjusted. The Company completed this exchange in April 1996 prior to the completion of the IPO. Additionally, 30,000,000 shares of common stock and 5,000,000 shares of preferred stock of Xybernaut Corporation have been authorized. No such shares were issued or outstanding at December 31, 1995.

OUTSTANDING COMMON STOCK:

  The Company's outstanding common stock is summarized below:

                                                                              NUMBER OF SHARES ISSUED
                                                     DEC 31, 1995                 AND OUTSTANDING
                                                    -------------            -------------------------
                                                         NUMBER
                                       PAR VALUE       OF SHARES             DECEMBER 31, DECEMBER 31,
                                       PER SHARE       AUTHORIZED                1995         1996
                                    -------------    ------------            -----------  ------------

 Computer Products & Services Inc.:
   Class A ............................    $0.01      15,000,000                9,867,326        ---
   Class B ............................    $0.01       1,000,000                  504,863        ---
 Tech International of Virginia, Inc...    $0.01           1,500                      300        ---




                                                                              NUMBER OF SHARES ISSUED
                                                   DEC 31, 1996                   AND OUTSTANDING
                                                   ------------              -------------------------
                                                       NUMBER
                                       PAR VALUE     OF SHARES               DECEMBER 31,   DECEMBER 31,
                                       PER SHARE     AUTHORIZED                  1995           1996
                                     ------------   -----------              -----------   ------------

 Xybernaut Corporation:
   Common stock .......................    $0.01     30,000,000                  ---         14,259,112
   Preferred stock ....................   no par      5,000,000                  ---                ---


  Class A and Class B shares of CPSI were identical except that Class B shares were nonvoting.

  Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

  During the nine months ended December 31, 1995, the Company issued 41,246 Class A shares and 154,943 Class B shares. The Class A shares issued were pursuant to private placement offerings at $6.00 per share and the Class B shares were issued as incentives to consultants, two of whom are also board members. For financial reporting purposes, the Class B shares were valued at $5.00 per share and operations were charged a total of $774,715 to account for the issuance of these shares.

  During the year ended December 31, 1996, the Company issued 19,896 shares of common stock in exchange for services provided by either employees or independent contractors. For financial reporting purposes, these shares were valued at an average of $4.49 per share and operations were charged a total of $89,406 to account for the issuance of these shares.

OUTSTANDING WARRANTS:

  At December 31, 1996, outstanding warrants pursuant to the IPO were 2,415,000 and outstanding warrants pursuant to the conversion of the November 1995 Debentures and the April 1996 Debentures were 1,431,427. These 3,846,427 warrants entitle the holder to purchase one share of the Company's common stock at an exercise price of $9.00 and expire on July 17, 1999. For the year ended December 31, 1996, 110,000 warrants were issued to consultants for services to be rendered. These warrants allow the holder to purchase one share of the Company's common stock at an exercise price of between $4.25 and $6.00, which were at least equal to the fair market value of the common stock at date of grant.

6.  STOCK OPTIONS:

  On April 18, 1996, the Board of Directors approved, effective January 1, 1996, the Company's 1996 Omnibus Stock Incentive Plan (the "Plan"). Under the Plan, the Company has reserved 650,000 shares of common stock for issuance of both incentive and non-qualified options, restricted stock awards and stock appreciation rights ("SARs"). The Plan is administered by the Compensation Committee of the Board of Directors. The Company will seek approval from its stockholders to establish an additional stock option plan that will reserve 1,000,000 shares of common stock for issuance of both incentive and non-qualified options, restricted stock awards and SARs at the May 7, 1997 annual meeting of shareholders. Additional options above the maximum 650,000 have been granted contingent on such approval. Options under this plan become exercisable, beginning one year after the date granted, in five equal annual installments. No option may be granted at a price less than the stock's fair market value on the date of the grant.

  Prior to the approved Plan, the Company's Board of Directors approved 250,000 of non-Plan stock options which become exercisable, beginning one year after the date granted, in five equal annual installments.

   Information on options is as follows:

                                                         SHARES
                                                          UNDER             RANGE OF
                                                         OPTION         EXERCISE PRICES
                                                        --------        ---------------
 Outstanding at March 31, 1995....................       250,000       $            .01
 Granted..........................................       305,530                   6.00
                                                        --------       ----------------
 Outstanding at December 31, 1995.................       555,530               .01-6.00
 Granted..........................................       542,000             2.00-12.00
 Canceled.........................................      (103,600)                  6.00
                                                        --------       ----------------
 Outstanding at December 31, 1996.................       993,930       $      .01-12.00
                                                        ========       ================

  As of December 31, 1996, a total of 162,106 options were exercisable and no options had been exercised. The weighted average exercise price for the options granted during 1996 was $6.46.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its Plan and, accordingly, does not recognize compensation expense.

  Had compensation expense for the Company's plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common and common equivalent shares outstanding would have been the pro forma amounts indicated below:

                                                 YEAR ENDED            NINE MONTHS ENDED
                                               DECEMBER 31,              DECEMBER 31,
                                                   1996                     1995
                                           -----------------           -------------
 Net loss - as reported ..................  $  (5,238,536)             $  (2,141,190)
 Net loss - pro forma ....................  $  (5,508,736)             $  (2,211,590)
 Net loss per share - as reported ........  $        (.47)             $        (.21)
 Net loss per share - pro forma ..........  $        (.50)             $        (.22)
                                            --------------             --------------

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 5.92% in 1996 and 6.63% in 1995; and expected lives of 3 years.

7.  SIGNIFICANT CUSTOMERS:

  The percentages of total revenue from sales to customers in excess of 10% of the total for each period were as follows:

                     YEAR ENDED      NINE MONTHS ENDED
                    DECEMBER 31         DECEMBER 31,
                        1996                1995
                    -----------      -----------------
 Customer A ...........   64%             15%
 Customer B ...........   24%
 Customer C ...........                   18%
 Customer D ...........                   19%


8.  LICENSING AGREEMENT:

  In March 1996, the Company entered into a non-exclusive five-year licensing agreement with Rockwell International. Pursuant to this agreement, the Company was granted a price reduction of $1,395,000 related to a purchase order issued in 1995 and received an initial cash payment of $300,000 that was recorded as deferred licensing revenue and is being recognized as revenue on a straight-line basis over the five year term. Revenue of $50,000 related to this licensing agreement was recognized for the year ended December 31, 1996.

9.  INCOME TAXES:

  For the year ended December 31, 1996 no income tax benefit has been provided because the losses could not be carried back and realization of the benefit of the net operating losses carried forward was not assured.

  At December 31, 1996, the Company has approximately $7,266,000 of net operating loss carryforwards for federal income tax purposes. These losses expire in 2012. The use of these carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur in the future.

   Net deferred tax assets are comprised of the following:

                                                 DECEMBER 31,     DECEMBER 31,
                                                    1996              1995
                                                 ------------     ------------
 Excess of book over tax depreciation .......   $    30,000       $  (1,000)
 Net operating loss carryforwards ...........     2,758,000         830,000
 Adjustment to accrual basis of accounting ..        56,000          84,000
 Accrued vacation ...........................        11,000             ---
 Deferred revenue ...........................        95,000             ---
 Tax credit carryforwards ...................        63,000          30,000
 Less valuation allowance ...................    (3,013,000)       (943,000)
                                                ------------      ----------
   Net deferred tax asset ...................           ---             ---
                                                ============      ==========

10.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS:

  During 1994 and 1995, the Company began leasing its operating facilities and certain equipment under various operating leases expiring on various dates through 2001. Future minimum payments under noncancelable operating leases at December 31, 1996 are:

     YEAR ENDING DECEMBER 31,
     ------------------------
          1997 ......................................... $262,018
          1998 .........................................   73,822
          1999 .........................................   52,964
          2000 .........................................    7,917
          2001 .........................................    1,863

  Total rental expense charged to operations for the year ended December 31, 1996 and for the nine months ended December 31, 1995 was $202,812 and $135,075, respectively.

PURCHASE AGREEMENTS:

  The Company has agreements with certain suppliers to purchase specialized parts and components necessary to produce the Mobile Assistant(R). Failure of any of these parties to comply with the terms and conditions of existing agreements could adversely affect the Company's ability to complete and deliver Mobile Assistant(R) units.

PATENTS:

  The Company considers its patents, trade secrets, and other intellectual property and other proprietary information to be an important factor in its business prospects. In September 1995, the Company received a notification from the United States Patent and Trademark Office ("PTO") entitled "office action in re-examination" which indicated that the Company's claims under its existing patent for the Mobile Assistant(R) were subject to re-examination and had been preliminary rejected. During 1996, this preliminary rejection was overturned. In April 1996 a second re-examination request was filed with the PTO. Based upon the advice of its patent counsel, who also is a director of the Company, the Company believes that the re-examination will not result in any adverse action with respect to the patent. In October 1995, the Company filed a patent application covering additional embodiments and extensions of the technologies used in the Mobile Assistant(R). In addition, eight additional patent applications have been filed with the PTO since the Company's IPO.

11.  RELATED PARTY TRANSACTIONS:

  In April 1995 a shareholder exercised an option to purchase 510,000 shares of Class A Common Stock directly from the Company's President and majority stockholder under an agreement dated February 28, 1994. These shares were purchased at $0.05 per share.

  The Company uses a director of the Company as its Patent Counsel. The Company paid cash of $93,250 in 1996 and paid cash or issued stock of $135,904 in 1995 for services performed by its Patent Counsel.

12.  CONCENTRATION OF CREDIT RISK ARISING FROM CASH DEPOSITS:

  The Company's December 31, 1996 cash and cash equivalent balance includes approximately $2 million of cash invested in a pool of United States Government and Agency Securities. The amount in excess of insurance provided by the Federal Deposit Insurance Company is approximately $1.9 million.

13.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

  During the nine months ended December 31, 1995, the Company incurred a note payable of $150,500 related to costs of issuing the November 1995 Debentures. During the year ended December 31, 1996, the Company received loans of $220,000 from a financial institution secured by Company assets, and $120,000 from two April 1996 Debenture holders. These loans, as well as the $150,500 note payable incurred during the nine months ended December 31, 1995, were repaid at the time of the IPO.

  During 1996, the Company acquired Tech Virginia for $50,000, of which $33,334 was paid in cash and $16,666 remains as a note payable at December 31, 1996.

  During the nine months ended December 31, 1995, the Company issued $103,725 of Class B common stock for services provided in connection with patents and $670,990 of Class B common stock for other services and incentives. During 1996, the Company issued $89,406 of common stock for services provided by either employees or independent contractors.

  During 1996, the Company's cash payments for interest totaled $71,750.

14.  FINANCING ARRANGEMENTS:

  The present cash balances of the Company are expected to be sufficient to meet the Company's current cash needs until July 1997. The Company has received several offers of financing for up to $10 million and is in the process of negotiating the terms of those financings. The company has also received a financing commitment, on terms satisfactory to the Company and subject only to satisfactory documentation, from a funding source for an amount ranging from $3.0 to $3.4 million of gross proceeds. This commitment expires on April 30, 1997. It is the opinion of the Company's management that such funding arrangements are readily available to the Company and the execution of any such arrangements is a decision that will depend on timing, market conditions and the final terms and conditions of such arrangements. Production of the Mobile Assistant(R) II is expected to begin in the quarter ending June 30, 1997, and receivables from sales of the Mobile Assistant(R) II are expected to provide collateral for borrowing facilities at that point. Although there can be no assurance that such facilities will be available, the Company intends to seek to establish secured borrowing facilities at such time as appropriate collateral is available. The company's management believes that the combination of cash on hand, operating cash flows, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

           The directors and executive officers of the Company are as follows:

 Name                                      Age     Position
 ----                                      ---     --------
 Edward G. Newman                          53      President, Chief Executive Officer and Chairman of
                                                   the Board of Directors
 John F. Moynahan                          39      Senior Vice President, Chief Financial Officer,
                                                   Treasurer and Director
 John W. Williams                          54      Senior Vice President and Chief Operating Officer
 Lt. Gen. Harry E. Soyster (Ret.)(1)       61      Director
 James J. Ralabate, Esq.                   69      Secretary and Director
 Keith P. Hicks, Esq.(2)                   74      Director
 Steven A. Newman, M.D. (1)(2)             51      Director
 Phillip E. Pearce (1)(2)                  68      Director
 Jacques Rebibo                            57      Director
 Eugene J. Amobi                           52      Director

----------
(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         Officers are appointed by and served at the discretion of the Board of Directors. Each director holds office until the next annual meeting of stockholders or until a successor has been duly elected and qualified.

         Edward G. Newman has been the Company's President since March 1993, Chief Executive Officer and Chairman of the Board of Directors since December 1994, and a director since 1990. Mr. Newman served as Treasurer of the Company from 1993 to 1994. From 1984 to 1992 Mr. Newman was President of ElectroTech International Corporation, a software consulting firm. From 1973 to 1981 Mr. Newman was employed by Xerox Corporation in several management positions in office systems strategy, legal systems and international financial systems.
Mr. Newman served with the Central Intelligence Agency from 1966 to 1972. Mr. Newman also has been an Executive Vice President of Tech International since 1990, and a director and Chief Executive Officer of Tech Virginia since 1994. See "Certain Transactions." Mr. Newman is a graduate of the University of Maryland (B.A. 1971) and the University of New Haven (M.B.A. 1984). Mr. Newman is the brother of Steven A. Newman, M.D., a director of the Company.

         John F. Moynahan joined the Company in October 1994, has served as a director since January 1995 and currently serves as the Company's Senior Vice President, Chief Financial Officer and Treasurer. From 1992 to 1994 Mr. Moynahan was Vice President and Treasurer of Joy Technologies Inc., a publicly-traded machinery and pollution control equipment manufacturer. From 1990 to 1992 he was Vice President and Chief Financial Officer of Sym-Tek Systems, Inc., a publicly-traded high technology company. Prior to that time, Mr. Moynahan was Treasurer of Fisher Scientific Group, Inc., a publicly-traded medical, health and research equipment manufacturer and distributor. Mr. Moynahan is a graduate of Colgate University (B.A. 1979) and New York University (M.B.A. 1982).

         John W. ("Wes") Williams joined the Company in May 1996 and currently serves as the Company's Senior Vice President and Chief Operating Officer. From 1994 to 1996, Mr. Williams was Director of Advanced Concepts of the CACD Division of Rockwell International, and from 1991 to 1994 he was Director of Programs of Tecom

Industries, a subsidiary of Tech-Sym Corporation. Prior to 1991, Mr. Williams served as International Marketing Manager, Deputy Director of Navigation Systems Engineering and Avionics Integration Manager for Magnavox Advanced Products and Systems Company. Mr. Williams is a graduate of California State University (B.S. 1980, M.B.A., 1982).

         Lt. Gen. Harry E. Soyster (Ret.) has been a director of the Company since January 1995. He is currently Director of Washington Operations and Vice President of International Operations of Military Professional Resources, Incorporated. From 1988 until his retirement in 1991, Lieutenant General Soyster (Ret.) was the Director of the United States Defense Intelligence Agency. Prior to that time, he was Commander of the United States Army Intelligence and Security Command and a Deputy Assistant Chief of Staff for Intelligence, Department of the Army. Lieutenant General Soyster (Ret.) is a graduate of the United States Military Academy at West Point (B.S. 1957), Penn State University (M.S. 1963), the University of Southern California (M.S. 1973) and the National War College (1977).

         James J. Ralabate, Esq. has been a director of the Company since January 1995 and currently serves as the Company's Secretary. Mr. Ralabate has been in the private practice of patent law since 1982. Prior to that time, Mr. Ralabate was General Patent Counsel for Xerox Corporation, responsible for worldwide patent licensing and litigation, and an examiner for the Patent Office. Mr. Ralabate is intellectual property counsel to the Company, and is a graduate of Canisius College (B.S. 1950) and The American University (J.D.
1959).

         Keith P. Hicks, Esq. has been a director of the Company since July 1994 and currently is a principal in C&H Properties and the owner of Hicks Bonding Co., Hicks Auctioneering Co. and Hicks Cattle Company. Mr. Hicks is a graduate of the University of Denver (B.A.1954) and LaSalle University School of Law (L.L.B. 1969).

         Steven A. Newman, M.D. has been a director of the Company since January 1995 and a consultant to the Company since January 1996. See "Business
- Employees and Consultants." Dr. Newman was Executive Vice President and Secretary of the Company from December 1994 through October 1995. Dr. Newman also provides business, management and administrative consulting services to medical groups. Dr. Newman was President of Fed American, Inc., a mortgage banking firm, from 1988 to 1991. In connection with the bankruptcy of Sandco American Inc., a real estate development company in California of which he was the principal and guarantor, Dr. Newman declared personal bankruptcy and was discharged from liabilities in 1992. Dr. Newman has been a director of Tech International since 1990, and a director and an employee of Tech Virginia since 1994. See "Certain Transactions." Dr. Newman is a graduate of Brooklyn College (B.A. 1967) and the University of Rochester (M.D. 1972). Dr. Newman is the brother of Edward G. Newman, the Company's President, Chief Executive Officer and Chairman of the Board of Directors.

         Phillip E. Pearce has been a director of the Company since October 1995. Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates, Chairman and Director of Financial Express Corporation since 1990 and since 1988 has been a principal of Pearce-Henry Capital Corp. Prior to 1988 Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of RX Medical Services, Inc., a publicly-traded operator of medical diagnostic facilities and clinical laboratories, InfoPower International, Inc., a software development company and Starbase Company, a software development company. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and graduated from the Wharton School of Investment Banking at the University of Pennsylvania.

         Jacques Rebibo has been a director of the Company since January 1996. Since 1983, Mr. Rebibo has been Chairman of the Board and a director of Selfware, Inc., a software development and consulting firm, and since 1991 has been President, Chief Executive Officer and a director of Mortgage Investment Corporation, a mortgage banking firm. Prior to 1983, Mr. Rebibo was President of Rebibo and Chorazy, a financial planning firm, and Executive Vice President of Systematics General Corporation, a publicly-traded manufacturer and distributor of computer systems. Mr. Rebibo was a director of Fairfax Bank & Trust from 1985 through 1995. Mr. Rebibo is a graduate of Memphis State University (B.S. 1962) and the University of Maryland (M.A. 1964).

         Eugene J. Amobi has been a director of the Company since January 1996. Since 1983, Mr. Amobi has been President, a director and a principal stockholder of Tech International, which provides engineering, technical support and consulting services to government and domestic and international commercial clients. Mr. Amobi has been president and director of Tech Virginia since its spin-off from Tech International. Prior to 1983, Mr. Amobi was a Senior Engineer with E.I. DuPont de Nemours and a Managing Director of Stanley Consultants, an international engineering consulting firm. Mr. Amobi is a graduate of The Technion, Israel Institute of Technology (BS 1969), Princeton University (MS 1970) and Syracuse University (MBA 1973).

ADVISORY BOARD

         The Advisory Board was established to provide council and support to the Board of Directors. Its members include:

         Maarten Heybroek has been an advisor to the Board of Directors since 1992. Since 1986, Mr. Heybroek has been employed by Citibank, as Chief of Staff and Controller for consumer banking activities in Central Europe and, most recently, as Director, Compliance and Risk Management for Citibank's United States consumer banking operations. Prior to that time, Mr. Heybroek was Director, Finance-European Operations and then Director, Corporate Finance for Intergraph Corporation, a publicly-traded computer hardware and software firm, and with Xerox Corporation in a variety of financial and management positions. Mr. Heybroek is a graduate of Pace University.

         Dr. Andrew Heller is an advisor to the Board of Directors for a three-year term through May 5, 1998. Since 1989 Dr. Heller has been Chairman and Chief Executive Officer of Heller Associates, a consulting firm to high technology companies. From 1990 to 1993 Dr. Heller was Chairman and Chief Executive Officer of HaL Computer Systems, Inc., a software and hardware systems development company. From 1966 to 1989 Dr. Heller was employed by IBM (where he was the youngest person ever to be selected as an IBM Fellow) in a variety of positions including Corporate Director of Advanced Technology Systems, member of the Executive Committee on Technology, member of the Technical Review Board, and General Manager, Advanced Workstation Independent Business Unit. While at IBM, Dr. Heller created and ran the business unit that created the AIX (UNIX) operating system for IBM and the RISC RS/6000 family of workstations and servers, from which the current Power PC was developed. Dr. Heller is a director of Rambus, Inc., Cross/Z, Inc., Network Translation, Inc., EPR, Inc., Eco Instrumentation, Inc. and UDI Software, Inc. Dr. Heller has a three-year consulting agreement with the Company whereby Dr. Heller has agreed to provide strategic planning, business management, strategic product development and market and financial introduction services to the Company. See "Business - Employees and Consultants."

         Gerald Jeffery Olivet represents the first investor in the Company through private placement of equity. Mr. Olivet is a financial consultant and manager for investments in the commercial real estate market, public markets and international manufacturing and sales business. He graduated from Arizona State University in May of 1985 with a Bachelor of Science Degree in business.

         General Richard H. Thompson (ret.) retired from the U.S. Army in 1987 after 43 years of service. His last assignment was as the Commander of the U.S. Army Material Command, an organization of 132,000 personnel at 171 locations worldwide with an annual budget in excess of $35 billion. Since his retirement, General Thompson has served on the Board of Directors of several companies, has consulted with many others, and has participated as a member of several Study Groups for the National Academy of Sciences and the House of Representatives. He is currently the Chairman and Chief Executive Officer and actively engaged in the operations of three companies he has established:
Thompson Delstar Inc., TMI Asia, and TDIS.

         Dr. Will Stackhouse joined the Company in September 1996 and directs strategic partnerships, planning and technologies. Dr. Stackhouse held technology leadership positions with MCI and served on two Boards of Directors, Geodynamics Corporation and IEEE-USA. Dr. Stackhouse was a colonel in the U. S. Air Force, where he served as director of several satellite and telecommunications projects at the Jet Propulsion Laboratory and the Pentagon, including the multi-billion dollar MILSTAR and AFSATCOM programs, and was a highly-decorated fighter pilot. In 1979 he received national recognition from the President's Commission for the Handicapped for his outstanding research and services to the handicapped. In January 1991 he received a "Laurel" from Aviation Week and Space Technology for his efforts in "advancing critical U.S. based technologies." In October 1991 he received a "Professional Achievement Award" from IEEE for his work in advanced high-resolution digital systems. Dr. Stackhouse holds a B.S. in Engineering Science from the USAF Academy, a Masters of Science in Engineering Mechanics from the University of Michigan and a Doctor of Philosophy degree in Engineering Design and Bio-Engineering from Oxford University (England).

         Frances C. Newman, wife of President Edward G. Newman, was a cofounder of the corporation. Mrs. Newman has previously been a member of the board of directors, and currently serves as both assistant secretary to the board and manages facilities and community relations. Mrs. Newman previously held senior management positions in the areas of office management, business systems and marketing for Electro-Tech International Corporation and Tech International. She received a BA from the University of Maryland in 1969.

         Vice Admiral Stephan F. Loftus (ret.) retired from the United States Navy in May of 1994. Prior to that he served as the Deputy Chief of Naval Operations (Logistics). Vice Admiral Loftus held previous positions with the U.S. Navy as Commander, Fleet Air Mediterranean; Director, Office of Budget and Reports; and Director, Office of Program Appraisal. Vice Admiral Loftus presently serves as Executive Vice President of Quarterdeck Investment Partners, Inc. (specializing in merger/acquisitions) and The Spectrum Group (a strategic planning group). He consults for Lockheed Martin Corporation, SAIC, Johns Hopkins University - Applied Physics Lab, Systems Planning Corporation, and Global Planning Corporation. He is on the Board of Directors of AMSEC, Inc. and LLD, Inc., and serves as a member of the Logistics Panel for the Defense Science Board. Also, Admiral Loftus serves as the Chairman of the Board of Trustees at NMCCG Foundation.

ITEM 10.         EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         Summary Compensation Table. The following sets forth the annual and long-term compensation for services in all capacities to the (i) for the fiscal year ended December 31, 1996, for the nine month transitional year ended December 31, 1995 and the fiscal years ended March 31, 1995 and 1994 of Edward
G. Newman, the 's President, Chief Executive Officer and Chairman of the Board of Directors, and (ii) for the fiscal year ended December 31, 1996, for the transitional year dated December 31, 1995 and the fiscal years ended March 31, 1995 and 1994 of John F. Moynahan, the Company's Vice President, Chief Financial Officer, Treasurer and a director. No other officer of the Company received annual salary and bonus exceeding $100,000 during the relevant periods.

                           SUMMARY COMPENSATION TABLE




                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                                                           AWARDS(1)
                                                          ANNUAL COMPENSATION (1)        ------------
      NAME AND                                    ------------------------------------     OPTIONS        ALL OTHER
 PRINCIPAL POSITION                    YEAR            SALARY                BONUS         (SHARES)      COMPENSATION
 ------------------               --------------  -----------------    ---------------   ------------   --------------
 Edward G. Newman                      1996           $236,949(1)(2)        $- 0 -           - 0 -         $- 0 -
 President and Chief Executive         1995*          $112,500              $- 0 -           - 0 -         $- 0 -
 Officer and Chairman of the           1995           $ 68,750              $- 0 -           - 0 -         $- 0 -
 Board of Directors                    1994           $ 26,500              $- 0 -           - 0 -         $- 0 -

 John F. Moynahan                      1996           $139,688              $- 0 -           - 0 -         $- 0 -
 Vice President, Chief Financial       1995*          $105,000              $- 0 -           - 0 -         $- 0 -
 Officer and Treasurer                 1995           $ 64,167              $- 0 -          200,000        $- 0 -
                                       1994             ---                   ---             ---


(1) Compensation does not include $50,084 paid to Frances C. Newman, wife of Edward G. Newman in 1996.

(2) The total compensation for 1996 includes $87,314 paid by Tech of Virginia, as payment of accrued salaries and expenses, and $149,635 paid by Xybernaut Corporation.

---------
*   Transitional year ended December 31, 1995.

Option Grants Table. The following table sets forth information on grants of stock options during fiscal 1996 to John W. Williams, Vice President and Chief Operating Officer; Phillip E. Pearce, a director; Jacques Rebibo, a director; Harry E. Soyster, a director; and Keith P. Hicks, a director. All such options are exercisable to purchase shares of common stock.


                                      Options granted    Percent of total         Exercise or
                                                        options granted to         base price
 Name                                     (shares)       employees in year         ($/Share)         Expiration date
                                      ---------------   ------------------        -----------        ---------------
 John W. Williams                            50,000              9.2%                  $6.00        April 22, 2006
 Phillip E. Pearce                           50,000              9.2%                  $6.00        June 14, 2006
 Jacques Rebibo                              50,000              9.2%                  $6.00        June 14, 2006
 Harry S. Soyster                            25,000              4.6%                  $6.00        June 14, 2006
 Keith P. Hicks                              50,000              9.2%                  $6.00        June 14, 2006

Fiscal Year-End Options/Option Values Table.

                                               Number of Securities
                                            underlying unexercised options         Value of unexercised in-the-money
                                                at fiscal year-end                Options at fiscal year-end ($) (1)
                                           -------------------------------        ----------------------------------
 Name                                        Exercisable     Unexercisable          Exercisable      Unexercisable
                                           --------------  ---------------        --------------- ------------------


 John W. Williams                                 0             50,000                   0                 0
 Phillip E. Pearce                                0             50,000                   0                 0
 Jacques Rebibo                                   0             50,000                   0                 0
 Harry S. Soyster                                 0             25,000                   0                 0
 Keith P. Hicks                                   0             50,000                   0                 0
                                                  -             ------                   -                 -

                                                  0            225,000                   0                 0

         All of the foregoing options will vest pro-rata over the five-year period ending either in April 2001 or June 2001. None of the foregoing options were exercisable within 60 days of December 31, 1996.

         The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

PROFIT SHARING PROGRAM

         The Company intends to establish a profit sharing program to be administered by the Board of Directors. Under this program, which will remain in effect for five years unless extended by the Board of Directors, executives, key employees and consultants will be eligible to participate in a cash bonus pool. The amount of the cash bonus pool will be determined annually and will be up to 10% of the amount by which the Company's pretax income exceeds 10% of stockholders' equity.

COMPENSATION OF DIRECTORS

         The Company currently does not pay or accrue salaries or consulting fees to outside directors for each board or committee meeting attended. While it is the Company's intention to establish such payments eventually, it does not anticipate doing so in the foreseeable future. Any payments when implemented will be comparable to those made by companies of similar size and developmental stage. The Company also has adopted an Omnibus Stock Incentive Plan in which directors are eligible to participate and the Company may use stock options to reward. See "Omnibus Stock Incentive Plan." Steven A. Newman, Andrew Heller, and Jacques Rebibo have entered into consulting agreements with the Company. See "Business-Employees and Consultants."

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Edward G. Newman and John F. Moynahan. Mr. Newman's employment agreement provides for a three-year term through December 31, 1998; initial annual base compensation of $150,000 subject to a minimum annual increase to $190,000 on January 1, 1997 and of at least the annual increase in the United States Consumer Price Index ("CPI") plus two percent annually thereafter, an annual cash bonus in an amount to be determined by the Board of Directors; and a $2,000,000 life insurance policy payable to his designated beneficiaries. Mr. Newman received payments in 1996 for accrued salaries and expenses related to his employment with Tech Virginia and continues to provide services to Tech Virginia without contract at a fixed payment of $1,000 per month.

         Mr. Moynahan's employment agreement provides for a three-year term through December 31, 1998; initial annual base compensation of $140,000 subject to a minimum annual increase to $150,000 on January 1, 1997 and of at least the annual increase in the CPI thereafter, and an annual cash bonus in an amount to be determined by the Board of Directors.

         The employment agreements with Mr. Newman and Mr. Moynahan also entitle them to participate in all benefits which the Company may offer to its executive officers and employees. The Company anticipates that such benefits will include an automobile, health insurance and expense reimbursement. Each of the employment agreements renews for an additional three-year term unless terminated in writing by either party on or before October 31, 1998. Each of the employment agreements also provides for termination at the option of the employee in the event of a change of control (which is defined as Mr. Edward Newman ceasing to serve as either the Chairman of the Company's Board of Directors or its president and chief executive officer) and that upon any such termination the employee is entitled to at least two years of annual compensation under his employment agreement.

OMNIBUS STOCK INCENTIVE PLAN

         The 1996 Omnibus Stock Incentive Plan (the "Incentive Plan") was adopted by the Company's Board of Directors effective January 1, 1996. The Incentive Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options, stock appreciation rights ("SARs") and grants of shares of Common stock subject to certain restrictions ("Restricted Stock") up to a maximum of 650,000 shares to officers, directors, employees and others. Incentive Stock Options can be awarded only to employees of the Company at the time of the grant. No options, SARs or restricted stock ("Restricted Stock") may be granted under the Incentive Plan subsequent to December 31, 2006.

         The Incentive Plan is administered by the Compensation Committee of the Board of Directors (subject to the authority of the full Board of Directors), which determines the terms and conditions of the options, SARs and Restricted Stock granted under the Incentive Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Messrs. Steven A. Newman, Soyster and Pearce currently are the members of the Compensation Committee. The Company will seek approval from its shareholders at the annual meeting on May 7, 1997 to establish a second incentive plan, similar to the Incentive Plan, which will provide, among other things, for up to one million additional shares for options, SARs and grants.

         The exercise price of all Incentive Stock Options granted under the Incentive Plan must equal at least the fair market value of the Common stock on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company ("Substantial Stockholders"), the exercise price of Incentive Stock Options must be at least 110% of the fair market value of the Common stock on the date of grant. The exercise price of all nonqualified stock options granted under the Incentive Plan shall be determined by the Compensation Committee. The term of any Incentive Stock Option granted under the Incentive Plan may not exceed ten years, or, for Incentive Stock Options granted to Substantial Stockholders, five years. The Incentive Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

         The Incentive Plan provides the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or relationship with the Company, all options terminate and no longer are exercisable unless termination is due to death or disability, in which case the options are exercisable within one year of termination.

         The Incentive Plan provides that upon a change in control of the Company, all previously granted options and SARs immediately shall become exercisable in full and all Restricted Stock immediately shall vest and any applicable restrictions shall lapse. The Incentive Plan defines a change of control as the consummation of a tender offer for 25% or more of the outstanding voting securities of the Company, a merger or consolidation of the Company into another corporation less than 75% of the outstanding voting securities of which are owned in aggregate by the stockholders of the Company immediately prior to the merger or consolidation, the sale of substantially all of the Company's assets other than to a wholly-owned subsidiary, or the acquisition by any person, business or entity other than by reason of inheritance of over 25% of the Company's outstanding voting securities. The change of control provisions of the Incentive Plan may operate as a material disincentive or impediment to the consummation of any transaction which could result in a change of control.

         The Incentive Plan provides the Board of Directors or the Compensation Committee discretion to grant SARs in connection with any grant of options. Upon the exercise of a SAR, the holder shall be entitled to receive a cash payment in an amount equal to the difference between the exercise price per share of options then exercised by him and the fair market value of the Common stock as of the exercise date. The holder is required to exercise options covering the number of shares, which are subject to the SAR so exercised. SARs are not exercisable during the first six months after the date of grant, and may be transferred only by will or the laws of descent and distribution.

         The Incentive Plan also provides the Board of Directors or the Compensation Committee discretion to grant to key persons shares of Restricted Stock subject to certain limitations on transfer and substantial risks of forfeiture.

         As of December 31, 1996 a total of 993,930 options were outstanding, 743,930 of which are counted against the number of shares subject to issuance under the Incentive Plan. Additional options above the current maximum of 650,000 shares have been granted contingent upon such approval. Each of the outstanding options has an exercise price at least equal to the fair market value of the Common stock on the date of grant with the exception of 200,000 shares which are subject to acquisition by an officer of the Company and 50,000 shares which are subject to acquisition by an employee of the Company at $0.0l per share over the period 1995 through 1999. As of December 31, 1996, there were no SARs outstanding and there have been no grants of Restricted Stock other than 10,000 shares granted to Mr. Williams. All outstanding options vest on a pro-rata basis over a five-year period.

ESCROWED SHARES

         As a condition to the IPO, Royce Investment Group, the Representative has required the Company's stockholders to deposit the Escrowed Shares, which are 1,800,000 shares of Common stock, of which 1,707,210 shares are owned by officers and directors of the Company, in escrow pursuant to an escrow agreement with Continental Stock Transfer & Trust Company, the escrow agent and the Representative. The Escrowed Shares will be subject to incremental release to the depositing stockholders based upon the Company's total revenues and net earnings (loss) for the 12-month periods ending September 30, 1997, 1998 and 1999. The Escrowed Shares will be released in the amounts set forth below only upon the achievement by the Company of the following Performance Targets:

             - 300,000 shares if the Company achieves gross revenues of at least $20,000,000 and a net loss, if any, not in excess of $500,000 for the 12 months ending September 30, 1997;

             - 750,000 shares if the Company achieves gross revenues of at least $45,000,000, and earnings per share of at least $1.00 for the 12 months ending September 30, 1998;

             - 750,000 shares if the Company achieves gross revenues of at least $90,000,000 and earnings per share of at least $1.25 for the 12 months ending September 30, 1999.

         Notwithstanding the foregoing, if at any time the closing bid price of the Common stock reported on The Nasdaq SmallCap Market equals or exceeds $11.00 per share for 25 consecutive trading days or for 30 out of 35 consecutive trading days (the "Nasdaq Price Target") during the period ending September 30, 1999, all Escrowed Shares then remaining in escrow will be released from the escrow and returned to the stockholders.

         The Escrowed Shares will be subject to incremental release only in the event the Company achieves the Performance Targets in the 12 months ending September 30, 1997, 1998 and/or 1999. In addition, upon achieving the Nasdaq Price Target at any time during the period ending September 30, 1999 all then Escrowed Shares will be released. If the Performance Targets are not met in any of the relevant 12-month periods (and the price of the Common stock has not met or exceeded the price described above prior to the expiration of the applicable 12-month period), the Escrowed Shares in the amounts stated above will be returned to the Company and cancelled. The earnings per share calculation will be based on the fully diluted earnings per share, but excluding shares issued pursuant to the Unit Purchase Option, extraordinary items, or any compensation expense charged to the Company related to the release of the Escrowed Shares. The determination of earnings per share will be made in accordance with generally accepted accounting principles and will be based on the financial statements of the Company filed pursuant to the Securities Exchange Act of 1934, as amended. Escrowed shares are not transferable or assignable although they may be voted by the holder.

         The Performance Targets and the Nasdaq Price Target were determined by negotiation between the Company and the Representative and do not imply or predict any future performance by the Company. The market value of any Escrowed Shares held by office, employees or consultants at the time they are released will be deemed to be additional compensation expense to the Company. Upon such an occurrence the Company will recognize a potentially material charge to income which could reduce or eliminate earnings, if any. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or working capital.

         Given the expected start of full-scale production in the quarter ending June 30, 1997, the Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the Performance Targets for the 12-month period ending September 30, 1997. Accordingly, the release of the escrow shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1997. If conditions are not met for release from escrow, then 300,000 shares of stock will be returned to the Company on September 30, 1997 and canceled, resulting in no earnings impact and a commensurately lower number of outstanding shares.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of December 31, 1996, certain information as to the beneficial ownership of the Common stock of (i) each of the Company's directors and executive officers, (ii) directors and executive officers as a group, and (iii) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding Common stock.

                                                               AMOUNT OF SHARES          PERCENTAGE OWNED
                                                                 BENEFICIALLY
                                                                     OWNED

 NAME(1)
 -------                                                      -------------------       -------------------
 Edward G. Newman(2) . . . . . . . . . . . . . . . . . . .        4,529,200                           31.6%
 John F. Moynahan(3)   . . . . . . . . . . . . . . . . . .           90,000                               *
 John W. Williams  . . . . . . . . . . . . . . . . . . . .           10,000                               *
 Lt. Gen.  Harry E. Soyster (Ret.) . . . . . . . . . . . .           25,000                               *
 James J. Ralabate . . . . . . . . . . . . . . . . . . . .           50,000                               *
 Keith P. Hicks  . . . . . . . . . . . . . . . . . . . . .          368,000                            2.6%
 Steven A. Newman(4) . . . . . . . . . . . . . . . . . . .        1,617,940                           11.3%
 Phillip E. Pearce . . . . . . . . . . . . . . . . . . . .              ---                             ---
 Jacques Rebibo(5)   . . . . . . . . . . . . . . . . . . .          187,500                            1.3%
 Eugene J. Amobi . . . . . . . . . . . . . . . . . . . . .          300,000                            2.1%
 Frances C. Newman(6)  . . . . . . . . . . . . . . . . . .          776,950                            5.4%
 Officers and directors (10 persons) . . . . . . . . . . .        7,954,590                           55.5%

------------
*        Less than 1%

(1) The address for Messrs. Edward G. Newman and Moynahan and Mrs. Newman is 12701 Fair Lakes Circle, Suite 550, Fairfax, Virginia 22033; the address for Mr. Steven A. Newman is 303 Avenida Cerritos, Newport Beach, California 92660; the address for Mr. Hicks is 4121 Roberts Road, Fairfax, Virginia 22032; the address for Mr. Rebibo is 7216 Dulany Drive, McLean, Virginia 22101; the address for Mr. Amobi is 100 Jade Drive, Wilmington, Delaware 19810; the address for Mr. Ralabate is 5792 Main Street, Williamsville, New York 14221; the address for Mr. Pearce is 6624 Glenleaf Court, Charlotte, North Carolina 28270; and the address for Lt. Gen. Soyster (Ret.) is 1201 E. Abingdon Drive, Suite 425, Alexandria, Virginia 22314.

(2) Includes 200,000 shares owned by a trust for Mr. Newman's children and 580,000 shares owned by a trust established by Mr. Newman. See footnote 7 below. Excludes 776,950 shares owned by Mr. Newman's wife, Frances C. Newman. See footnote 6 below.

(3) Includes 80,000 shares of Common stock subject to acquisition by Mr. Moynahan at $.01 per share pursuant to a stock option.

(4)      Includes 100,000 shares owned by a trust for Dr. Newman's children.

(5) Includes 17,500 shares owned by Mortgage Investment Corp., an affiliate of Mr. Rebibo, and 10,000 shares owned by the profit sharing plan of Rebibo and Corazy.

(6)      Frances C. Newman is the wife of Edward G. Newman.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with transactions described below, the Company did not secure an independent determination of the fairness and reasonableness of such transactions and arrangements with affiliates of the Company. In each instance described below, the disinterested directors (either at or following the time of the transaction) reviewed and approved the fairness and reasonableness of the terms of the transaction. The Company believes that each transaction was fair and reasonable to the Company and on terms at least as favorable as could have been obtained from non-affiliates. Transactions between any corporation and its officers and directors are subject to inherent conflicts of interest. There is no assurance that approval of such transactions by the Company's Board of Directors will protect the best interests of the Company. The Company could be subject to litigation or claims by stockholders or third-parties, or regulatory action, in the event such transactions are found to be contrary to the best interests of the Company.

TECH INTERNATIONAL AND TECH VIRGINIA

         Since December 1992, the Company has maintained various business relationships with Tech International and since 1994, with Tech Virginia. Tech International operates a computer software and consulting business. Until December 30, 1994, Tech International's Virginia operations were conducted through its Virginia business unit. In December 30, 1994, Tech International spun-off the Virginia business unit (the "Spin-Off") as Tech Virginia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Edward G. Newman, a principal stockholder, director, the Chairman, President and Chief Executive Officer of the Company and Steven A. Newman and Eugene J. Amobi, directors of the Company, were the stockholders, and continue as officers and directors of Tech Virginia. Eugene J. Amobi is the sole director and stockholder of Tech International.

         From December 1992, until November 1994 the Company utilized, on a fee basis, a portion of the office facilities and certain personnel, office support and equipment of Tech International's Virginia business unit. In November 1994 the Company relocated its office to its current location and ceased using Tech International's office facility, support and equipment. The Company continued to use certain Tech International personnel until the Spin- Off, after which the Company began purchasing certain consulting services from Tech Virginia.

         As part of the Spin-Off, Tech Virginia acquired approximately $45,000 of net receivables owed by the Company to Tech International for office and personnel support. On December 31, 1994, Tech Virginia forgave those receivables and agreed to provide six months of free consulting services to the Company in exchange for serving as the Company's principal VAR and Small Business contracting agent for federal government contracts accounts. The Company treated approximately $45,000 of net payables forgiven by Tech Virginia as a contribution to capital as of December 31, 1994 for which no additional shares were issued.

         Simultaneous with the closing of the IPO, the Company acquired 100% of the issued and outstanding shares of Tech Virginia, which were owned by Messrs. Amobi, Edward G. Newman and Steven A. Newman, for $50,000 pursuant to a December 31, 1994 option agreement (the "Tech Virginia Option"). The Tech Virginia Option was executed together with an agreement pursuant to which Tech Virginia forgave the Company's net indebtedness of approximately $45,000 for services rendered and the Company retained Tech Virginia as its VAR and contracting agent for all sales to the United States government. The acquisition of Tech Virginia provides the Company with the intellectual property, technical capability, data and key personnel for portions of the data conversion, voice and presentation manager toolkits and the ability to bid Company products in United states government contracts requiring security clearances and to have Company products listed on approved United States Government purchasing lists. The terms of the Tech Virginia Option were negotiated between Mr. Amobi and the Company, and approved by the Company's disinterested directors.

PATENT

         In 1993 each of Messrs. Edward G. Newman, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, Gil Christian, a former employee of the Company, and Michael Jenkins, and employee of the Company, assigned to the Company all of their right, title and interest in and to the Patent. In consideration of the assignment of their interests in the Patent, Mr. Edward G. Newman, Mr. Christian and Mr. Jenkins each received 300,000 shares of Common stock (valued at $.01 per share or $9,000 in the aggregate), and $22,500 in the aggregate. Certain officers and employees of the Company have related patent applications pending in the United States and certain other countries. Any patents obtained by employees of the Company will be assigned to the Company under existing invention agreements. See "Business --Intellectual Property."

         In September 1995, the Company received a notification from the Patent Office entitled "office action in re-examination," which indicated that certain claims were subject to re-examination and were preliminarily rejected. The re-examination of the Patent was initiated as a result of a request from one of the Company's competitors. A second request for re-examination was received by the Company in April 1996. In July 1996, the Company was formally notified by the Patent Office that the Patent had been upheld with respect to the issues raised by the September 1995 re-examination. Mr. James J. Ralabate, the Company's Secretary and a director has advised the Company with respect to legal matters concerning the reexamination requests (and other intellectual property matters) although he is not formally representing the Company before the Patent Office on those matters. During the transitional period ended December 31, 1995, the Company paid Mr. Ralabate fees, in cash or in shares of Common stock, of $135,904 for legal services rendered to the Company. During the year ended December 31, 1996, the Company paid Mr. Ralabate fees in cash of $93,250 for legal services rendered to the Company.

MANAGEMENT PERSONNEL EMPLOYMENT AGREEMENTS WITH TECH VIRGINIA

         Messrs. Edward G. Newman, Steven A. Newman and Eugene Amobi each had employment agreements with Tech Virginia under which each of them was entitled to a salary and each was eligible to receive certain bonuses. The agreements with Messrs. Edward G. Newman and Steven A. Newman require each of them to devote only reasonable time and attention to Tech Virginia, provided their activities for Tech Virginia do not interfere with their obligations to the Company. Upon the acquisition of Tech Virginia by the Company, such employment agreements were terminated by agreement with Messrs. Newman, Newman, and Amobi. Messrs. Newman, Newman and Amobi have continued to provide services to Tech Virginia since the acquisition without contract but under similar terms and conditions as their terminated agreements.

ADVANCES AGAINST COMMISSIONS

         During 1996, the Company paid $35,000 as advances against future commissions and services to Ed Nixon Davis for sales of the Company's products and securing alliances with licensees, software developers and manufacturing partners in Europe, Middle East and Asia. Mr. Davis is an uncle of Frances
C. Newman, the wife of Edward G. Newman, who serves as assistant secretary and manager of facilities and community relations for the Company.

ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K.


     Exhibit     Description

       1.1       Form of Underwriting Agreement.*

       1.2 Form of Financial Consulting Agreement between the Company and the Representative.*

       1.3       Form of Selected Dealers Agreement.*

       3.1       Certificate of Incorporation of the Company.*

       3.2       Bylaws of the Company.*

       4.1       Warrant Exercise Fee Agreement.*

       4.2       Form of Forfeiture Escrow.**

       4.3 Form of Unit Purchase Option between the Company and the Representative.*

       4.4       Form of specimen certificate for Units.**

       4.5       Form of specimen certificate for common stock.**

       4.6       Form of specimen certificate for Warrants.**

       4.7       Form of Warrant Agreement among the Company, the
                 Representative, and the Warrant Agent.*

       4.8       Form of Debenture.*

       5.1       Opinion of Baker & Hostetler re legality.**

       10.1 December 31, 1994 Acquisition Agreement between the Company and Tech Virginia.*

       10.2 Form of Indemnification Agreement to be entered into between the Company and each officer and director of the Company.**

       10.3 Form of Employment Agreement between the Company and Edward G. Newman.**

       10.4      Form of Employment Agreement between the Company and John
                 F. Moynahan.**

       10.5 November 30, 1994 Lease Agreement between Hyatt Plaza Limited Partnership and the Company.*

       10.6 March 22, 1996 Month-to-Month Tenancy Agreement between the Company and The Original Tollhouse Historical Preservation Company.*

       10.7 October 27, 1994 Residential Deed of Lease between the Company and Frank E. and Heather H. Moxley.*

       10.8 June 10, 1994 Rockwell International Corporation contract.*

       10.9      January 5, 1995 Kopin Corporation contract.*

       10.10 June 19, 1995 License Agreement for Mobile Inspector software.*

       10.11     1996 Omnibus Stock Incentive Plan.*

       10.12     May 5, 1995 Consulting Agreement with Andrew Heller.*

       10.13     November 20, 1995 Consulting Agreement with CMC Services.*

       10.14     Form of Consulting Agreement with Victor J. Lombardi.**

       10.15     March 29, 1996 License Agreement with Rockwell
                 International Corporation.*

       10.16 January 13, 1997 Manufacturing Agreement between Hi-Tech Manufacturing and the Company.***

       10.17 December 30, 1996 Purchase Agreement between Adaptive Systems, Inc. and the Company.***

       10.18 September 9, 1996 Employee Agreement between Will Stackhouse and the Company.***

       10.19 December 10, 1996 Lease Agreement between Autumnwood Apartments and the Company.***

       10.20 September 10, 1996 Lease Agreement between the Company and South Beach Warehouse, LLC.***

       10.21 February 26, 1997 Purchase Order between Greenway Engineering and the Company.***
        23.1     Consent of Baker & Hostetler (included in Exhibit 5.1).**

        23.2     Consent of Coopers & Lybrand L.L.P.*

        24.1     Power of Attorney (included in signature page hereto).*

        27.1     Financial Data Schedule***

---------------
* Incorporated by reference in the initial filing of the Company's Registration Statement on Form SB-2, No. 333-4156.

** Incorporated by reference in an amendment to the Company's Registration Statement on Form SB-2, No. 333-4156.

***      Filed herewith.


Reports on Form 8-K

         The Company did not file any Report on Form 8-K during the year ended December 31, 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      XYBERNAUT CORPORATION


                                      By:/s/ EDWARD G. NEWMAN
                                         ---------------------------------------
                                         Edward G. Newman
                                         Present, Chief Executive Officer and
                                         Chairman of the Board of Directors

                                      Date:   March 31, 1997

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.


 Signature                                   Title                                 Date
 ---------                                   -----                                 ----



                                             President, Chief Executive Officer    March 31, 1997
      /s/ EDWARD G. NEWMAN                   and Chairman of the Board of
 --------------------------------------      Directors
          Edward G. Newman

                                             Vice President, Chief Financial       March 31, 1997
     /s/  JOHN F. MOYNAHAN                   Officer, Treasurer and Director
 --------------------------------------
          John F. Moynahan

                                             Vice President and Chief Operating    March 31, 1997
    /s/   JOHN W. WILLIAMS                   Officer
 --------------------------------------
          John W. Williams

  /s/ LT. GEN. HENRY E. SOYSTER              Director                              March 31, 1997
 --------------------------------------
      Lt. Gen. Henry E. Soyster

      /s/ JAMES J. RALABATE                  Secretary and Director                March 31, 1997
 --------------------------------------
          James J. Ralabate

       /s/ KEITH P. HICKS                    Director                              March 31, 1997
 --------------------------------------
           Keith P. Hicks

      /s/ STEVEN A. NEWMAN                   Director                              March 31, 1997
 --------------------------------------
          Steven A. Newman

       /s/ PHILLIP E. PEARCE                 Director                              March 31, 1997
 --------------------------------------
           Phillip E. Pearce

        /s/ JACQUES REBIBO                   Director                              March 31, 1997
 --------------------------------------
            Jacques Rebibo

        /s/ EUGENE J. AMOBI                  Director                              March 31, 1997
 --------------------------------------
            Eugene J. Amobi