Form 10QSB
period 1997-03-31
XYBERNAUT CORP
filed 1997-05-15
CIK 1013148

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB


(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-    Act of 1934 for the quarterly period ended March 31,1997 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period
     from           to
         -----------  --------------

                       Commission file number: 0-15086


                            XYBERNAUT CORPORATION
            (Exact Name of registrant as specified in its charter)

         DELAWARE                                                 54-1799851
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)

                  12701 FAIR LAKES CIRCLE, FAIRFAX, VA 22033
            (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:             (703) 631-6925

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

                              YES  X     NO
                                  -----      ----

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

                      YES                       NO
                         ----                     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                       CLASS                 OUTSTANDING AT MAY 15, 1997
         Common stock - $0.01 par value               14,259,112

                                      INDEX




                                                                           PAGE
                                                                           ----

COVER PAGE                                                                   1

INDEX                                                                        2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                  Consolidated Balance Sheets                                3
                  Consolidated Statements of Operations                      4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Consolidated Financial Statements                 6

         Item 2 - Management's Discussion and Analysis of
                  Results of Operations and Financial Conditions             7

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                                  15

                            XYBERNAUT CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                      March 31, 1997         December 31,
                      ASSETS                           (unaudited)                1996
                                                    -------------------    ------------------
Current assets:
   Cash and cash equivalents                         $       2,911,938      $      6,274,967
   Accounts receivable                                         408,951               427,790
   Inventories                                                 796,568               402,381
   Prepaid and other current assets                            379,919               197,711
                                                    -------------------    ------------------
         Total current assets                                4,497,376             7,302,849
                                                    -------------------    ------------------
Fixed assets:
   Property and equipment, net of accumulated
    depreciation of $181,921 in 1997
    and $126,139 in 1996                                       530,588               323,828
                                                    -------------------    ------------------
Other assets:
   Patent costs, net of accumulated amortization
         of $100,573 in 1997 and $82,588 in 1996               293,135               247,612
   Tooling costs                                               376,703               106,738
   Other                                                        39,220                33,547
                                                    -------------------    ------------------
         Total other assets                                    709,058               387,897
                                                    -------------------    ------------------
         Total assets                                $       5,737,022      $      8,014,574
                                                    ===================    ==================

                 LIABILITIES AND
               STOCKHOLDERS' EQUITY

Current liabilities:
   Notes and loans payable                                       5,816      $          7,849
   Accounts payable                                            397,718               250,944
   Deferred licensing revenue                                   60,000                60,000
   Accrued expenses                                            448,021               571,742
                                                    -------------------    ------------------
         Total current liabilities                             911,555               890,535
                                                    -------------------    ------------------
Long-term liabilities:
   Notes and loans payable                                      17,668                44,080
   Deferred licensing revenue                                  175,000               190,000
                                                    -------------------    ------------------
         Total long-term liabilities                           192,668               234,080
                                                    -------------------    ------------------
         Total liabilities                                   1,104,223             1,124,615
                                                    -------------------    ------------------

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value                                142,591               142,591
     Authorized: 30,000,000 shares,
     Issued: 14,259,112 shares
   Additional paid-in capital                               15,645,736            15,520,245
   Accumulated deficit                                     (11,155,528)           (8,772,877)
                                                    -------------------    ------------------
         Total stockholders' equity                          4,632,799             6,889,959
                                                    -------------------    ------------------
         Total liabilities and stockholders' equity  $       5,737,022      $      8,014,574
                                                    ===================    ==================


         The accompanying notes are an integral part of the consolidated financial statements.

                            XYBERNAUT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three Months Ended March 31,
                                            ---------------------------------    Year Ended       Nine months ended
                                                 1997              1996          December 31,        December 31,
                                              (unaudited)      (unaudited)          1996                1995
                                            ----------------  ---------------  ----------------  --------------------

Revenue:
   Product sales and leases                  $       95,426     $    299,888    $      928,732    $          227,793
   Consulting and license                            15,000           22,034           164,609               124,855
                                            ----------------  ---------------  ----------------  --------------------
               Total revenue                        110,426          321,922         1,093,341               352,648

Cost of sales                                       151,561          230,289         1,081,197               263,621
                                            ----------------  ---------------  ----------------  --------------------
               Gross margin                         (41,135)          91,633            12,144                89,027

Operating expenses:
   Sales and marketing                              759,540          146,172         1,442,146               383,960
   General and administrative                       991,411          303,935         2,158,212               917,533
   Research and development                         631,921          301,263         1,773,015               910,182
                                            ----------------  ---------------  ----------------  --------------------
               Total operating expenses           2,382,872          751,370         5,373,373             2,211,675
                                            ----------------  ---------------  ----------------  --------------------

               Operating loss                    (2,424,007)        (659,737)       (5,361,229)           (2,122,648)

Interest income (expense), net                       41,356          (29,171)          122,693               (18,542)
                                            ----------------  ---------------  ----------------  --------------------

               Net loss                      $   (2,382,651)    $   (688,908)   $   (5,238,536)   $       (2,141,190)
                                            ================  ===============  ================  ====================

Net loss per common share outstanding        $        (0.19)    $      (0.06)   $        (0.47)   $            (0.21)
                                            ================  ===============  ================  ====================

Weighted average number of common
   shares outstanding                            12,459,112       11,803,618        11,121,594             9,993,120
                                            ================  ===============  ================  ====================





         The accompanying notes are an integral part of the consolidated financial statements.

                             XYBERNAUT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                       -----------------------------------------------
                                                                               1997                     1996
                                                                       ----------------------   ----------------------
Cash flows from operating activities:
     Net loss                                                           $       (2,382,651)        $        (688,908)

     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                              74,356                    71,406
         Noncash charges for stock and options
           issued for services                                                     125,488                     3,000
         (Increase) decrease in assets:
           Inventories                                                            (394,187)                   54,287
           Accounts receivable                                                      18,839                   (37,896)
           Prepaid and other current assets                                       (182,208)                     (523)
           Other assets                                                             (6,261)                   (7,554)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                    23,053                   100,468
           Deferred licensing revenue                                              (15,000)                  295,000
                                                                       ----------------------   ----------------------
             Net cash used in operating activities                              (2,738,571)                 (210,720)
                                                                       ----------------------   ----------------------

Cash flows from investing activities:
     Acquisition of property and equipment                                        (262,541)                   (4,685)
     Acquisition of patents and related costs                                      (63,508)                  (13,444)
     Capitalization of tooling costs                                              (269,964)                       -
                                                                       ----------------------   ----------------------
             Net cash used in investing activities                                (596,013)                  (18,129)
                                                                       ----------------------   ----------------------

Cash flows from financing activities:
     Proceeds from:
         Notes and loans                                                                 -                    50,635
     Payments for:
         Notes and loans                                                           (28,445)                  (50,000)
         Deferred offering costs                                                         -                   (89,421)
                                                                       ----------------------   ----------------------
             Net cash used in financing activities                                 (28,445)                  (88,786)
                                                                       ----------------------   ----------------------

Net decrease in cash and cash equivalents                                       (3,363,029)                 (317,635)

Cash and cash equivalents, beginning of period                                   6,274,967                   508,666
                                                                       ----------------------   ----------------------

Cash and cash equivalents, end of period                                $        2,911,938         $         191,031
                                                                       ======================   ======================


         The accompanying notes are an integral part of the consolidated financial statements.

                              XYBERNAUT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected in such financial statements. Results of operations for the three months ended March 31,1997 are not necessarily indicative of results of operations expected for the full year. The Company's fiscal year ends December 31.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Xybernaut Corporation ("the Company") and its wholly-owned subsidiary Tech International of Virginia Inc. ("Tech Virginia"). All significant intercompany accounts and transactions have been eliminated.

3.       INCOME TAX

         Prior to March 31, 1995 the Company had elected to be subject to Subchapter S status under the Internal Revenue Code. The Company has revoked its Subchapter S election and is taxed as a C corporation. To date, the Company has a history of operating losses and has not had any taxable income. Subject to realization, the Company has generated net operating losses of approximately $9.5 million that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

         The Company was originally incorporated in Virginia in October 1990 as Contemporary Products & Services, Inc. and changed its name to Computer Products & Services, Inc. ("CPSI") in 1992. In April 1996, CPSI was merged with Xybernaut Corporation to change the Company name and reincorporate in Delaware. Since the commencement of operations in November 1992, the Company has been engaged in the research, development and commercialization of products intended to bridge the widening gap between people and knowledge. The first product to be commercialized by the Company is the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) product. Additional software products are planned for development and use on the Mobile Assistant(R) and other personal computers. Since commencing operations, the Company has incurred significant operating losses.

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

         Research and development expenses consist primarily of consulting fees and test components, as well as salaries and related benefits paid to Company personnel engaged in the research and design of new products. Salaries paid to Xybernaut employees and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established, and related development expenses, will be capitalized in the future in accordance with SFAS No. 86.

         The Company's consolidated financial statements include the results of operations for Tech Virginia, a wholly-owned subsidiary that supplies software and consulting services to the United States government and others. The consolidated financial statements contain eliminations for all material transactions between the Company and Tech Virginia.

         The following table sets forth items from the Consolidated Statements of Income as a percentage of revenues:


                                          3 Months Ended         Year Ended       Nine Months Ended
                                          --------------         ----------       -----------------
                                       3/31/97       3/31/96       12/31/96           12/31/95
                                       -------       -------       --------           --------
                                    (unaudited)  (unaudited)
Revenues                                100.0%        100.0%         100.0%             100.0%
Cost of sales                           137.3           71.5          98.9               74.8
                                     --------         ------        ------             ------
         Gross margin                   (37.3)          28.5           1.1               25.2
                                     --------         ------        ------             ------
Operating expenses:
   Sales and marketing                  687.8           45.4         131.9              108.9
   General and administrative           897.8           94.4         197.4              260.2
   Research and development             572.3           93.6         162.2              258.1
                                     --------         ------        ------             ------
Total operating expense               2,157.9          233.4         491.5              627.2
Interest income (expense)                37.5           (9.1)         11.2               (5.3)
                                     --------         ------        ------             ------
Net loss                             (2,157.7)%       (214.0)%      (479.2)%           (607.2)%
                                     --------         ------        ------             ------


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Revenues. Revenues for the three months ended March 31,1997 were $110,426, a decrease of $211,496, or 65.7%, compared to $321,922 for the corresponding period in 1996. This decrease in revenue was related to reduced sales of the Company's 486-based Mobile Assistant(R) resulting from the end of the production run for that system, combined with the limited availability and sales of pre-production 586-based Mobile Assistant(R) II systems.

         Cost of Goods. The cost of goods sold for the three months ended March 31, 1997 were $151,561, a decrease of $78,728, or 34.2%, compared to $230,289 for the corresponding period in 1996. This decrease was related to the reduction of sales, offset by an approximately $105,000 writedown to realizable market value for 486-based Mobile Assistant (R) computing units delivered during the quarter ended March 31, 1997. The reduction in sales and the writedown of inventory caused a corresponding reduction in overall gross margin for the quarter ended March 31, 1997.

         Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 1997 were $759,540, an increase of $613,368, or 419.6%, compared to $146,172 for the corresponding period in 1996. This increase resulted from an increase in personnel and infrastructure, the development of training programs for Value-Added Resellers ("VARs"), customer service, additional marketing programs to support the launch of new products, public relations efforts and related travel.

         General and Administrative. General and administrative expenses for the three months ended March 31, 1997 were $991,411, an increase of $687,476, or 226.2%, compared with $303,935 for the corresponding period in 1996. This increase resulted from an increase in personnel and consulting expenses related to developing the company's infrastructure, travel related to the development of strategic partnerships, and increases in legal and accounting costs associated with being a publicly held company.

         Research and Development. Research and development expenses for the three months ended March 31, 1997 were $631,921, an increase of $330,658, or 109.8%, compared with $301,263 for the corresponding period in 1996. This increase is the primarily the result of increased research and development personnel, the use of outside consultants, and the continued planning and development efforts on the Company's head mounted display and next-generation computer systems.

         Interest Income(Expense), Net. Net interest income for the three months ended March 31, 1997 was $41,356, an increase of $70,527 compared with ($29,171) for the corresponding period in 1996. This increase is the result of interest income from the investment of proceeds from the Company's Initial Public Offering on July 18, 1996 ("IPO").

         Net loss. As a result of the factors described above, the net loss for the three months ended March 31, 1997 was $2,382,651 an increase of $1,693,743, or 245.9%, compared to $688,908 for the three months ended March 31, 1996.

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

         Cost of Sales. The cost of sales for the year ended December 31, 1996 was $1,081,197, an increase of $817,576, or 310%, compared to $263,621 for the nine months ended December 31, 1995. This increase resulted primarily from increased sales of the Mobile Assistant(R) and an allowance to reduce December 31, 1996 inventory balances of the Mobile Assistant(R) to market due to the release of the Mobile Assistant(R) II.

         Research and development expenses. Research and development expenses for the year ended December 31, 1996 were $1,773,015, an increase of $862,833, or 95%, compared to $910,182 for the nine months ended December 31, 1995. This increase reflects the Company's ongoing research and development efforts, including the addition of new personnel, the design center in California, the internal development of a head-mounted display, the development of a new body-worn computing unit and planning and development for software toolkits.

         Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 1996 were $1,442,146, an increase of $1,058,186, or 276%, compared to $383,960 for the nine months ended December 31, 1995. This increase resulted mainly from an increase in personnel, related travel, infrastructure to support sales, VAR training programs, customer service, additional marketing programs to support the launch of new products, and public relations efforts, offset by a reduction in consulting services for sales and marketing.

         General and administrative expenses. General and administrative expenses for the year ended December 31, 1996 were $2,158,212, an increase of $1,240,679, or 135%, compared to $917,533 for the nine months ended December 31, 1995. The increase reflects personnel costs and related expenses necessary to support the Company's business infrastructure, the amortization of issuance costs related to the private placement of debentures in November 1995 and April 1996, and an increase in legal, consulting and travel expenses.

         Interest income (expense), net. Net interest income for the year ended December 31, 1996 was $122,693, an increase of $141,235 compared to ($18,542) for the nine months ended December 31, 1995. This increase is the result of interest income from the investment of proceeds from the IPO and $25,000 of interest expense that was previously accrued but converted into stock upon the closing of the IPO, offset by $71,750 in interest costs related to the debentures and loans of issuance fees for the debentures.

         Net loss. As a result of the factors described above, the net loss for the year ended December 31, 1996 was $5,238,536, an increase of $3,097,346, or 145%, compared to $2,141,190 for the nine months ended December 31, 1995. Although the Company was subject to taxation during the year ended December 31, 1996 and the nine months ended December 31, 1995, the Company incurred net losses during these periods and no provision for taxes was made.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception until the completion of the IPO, the Company has financed its operations through the private sale of its securities, from vendor credits and by short-term loans from management, stockholders and others. From October 1994 to August 1995 the Company raised $1,243,476 from the private sale of shares of Common Stock at $6.00 per share.

In November 1995, the Company raised $1,505,000 through the private placement of debentures and in April 1996, the Company raised $1,000,000 through the private placement of debentures. The Company received $1,201,718 and $2,143,642 from these financings net of offering costs. Placement fees in respect of these debentures of $270,500 were carried by the Company as interest-bearing loans and were repaid from the proceeds of the IPO. On July 18, 1996, the Company completed its IPO and realized net proceeds of $10,825,652 after related expenses.

         For the three months ended March 31, 1997, the Company's operating activities used cash of $2,738,571 compared to a use of $210,720 for the corresponding period in 1996. The net use of cash for the three month period ended March 31, 1997 was primarily the result of a $2,382,651 net loss, an increase in inventories of $394,187 largely related to the production of the Mobile Assistant(R)II, an increase in prepaid and other current assets of $182,208, offset by $125,488 in non-cash charges for the issuance of warrants, and depreciation and amortization costs of $74,356. Cash used for investing activities for the three months ended March 31, 1997 was $262,541 for the acquisition of property and equipment, $269,964 in capitalized tooling costs related to the production of the Mobile Assistant(R)II, and $63,508 related to the maintenance and defense of patents. The Company's financing activities for the three months ending March 31, 1997 consisted of repayment of notes and loans of $28,445. As a result of the above, cash on hand as of March 31, 1997, was $2,911,938.

         At March 31, 1997, the Company had no material capital commitments and working capital of $3,585,821.

                  The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of the Mobile Assistant(R), continues to establish a full sales, service and marketing function, expands the Company's ongoing research and development efforts, and develops the support structure for these activities. The timing of increases in personnel, research and development expenses, the amount of working capital consumed by operations and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. The proceeds from the IPO are currently expected to be sufficient to meet the Company's working capital needs and operating expenses at least through July 1997 at current levels of cash usage. To meet working capital needs thereafter, the Company intends to use funds from operations, to obtain a working capital line of credit, and/or complete additional financings. The Company has received several offers of financing for up to $10 million, on terms satisfactory to the Company and subject only to satisfactory documentation. It is the opinion of the Company's management that such funding arrangements are readily available to the Company and the execution of such arrangements is a decision that will depend on timing, market conditions and the terms of such arrangements. Production of the Mobile Assistant(R) II is expected to begin in the quarter ending June 30, 1997 and receivables from sales of the Mobile Assistant(R) II are expected to provide collateral for working capital borrowing facilities at that point. Company management believes that the combination of cash on hand, operating cash flows, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 1998. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from a working capital line of credit or from closing additional financings on terms acceptable to the Company.


POSSIBLE IMPACT ON NEAR-TERM REVENUES

         The Company has agreements with third-party suppliers to manufacture and supply the body-worn computing unit, the head mounted display and the batteries for the Mobile Assistant(R) II. Production by these suppliers is expected to begin in the quarter ending June 30, 1997. In the event that the start of production is delayed for any reason, revenues for the year ending December 31, 1997 will be adversely affected.

POSSIBLE NON-CASH FUTURE CHARGE

         In connection with the Company's IPO, the representative of the underwriters for the transaction (the "Representative") required the Company's officers, directors and certain other stockholders to deposit an aggregate of 1,800,000 shares of Common Stock, of which 1,707,210 are owned by directors and officers of the Company, into an escrow account (the "Escrowed Shares"). The Escrowed Shares will be subject to release to such stockholders in increments over a three-year period only in the event the Company's gross revenues and earnings (loss) per share for the 12-month periods ending September 30, 1997, 1998 and 1999 meet or exceed targets which have been established through negotiations with the Representative (the "Performance Targets"). If the Performance Targets are not met in any of the relevant 12-month periods (and the price of the Common Stock has not met or exceeded the price described below), the Escrowed Shares will be returned to the Company in amounts which have been agreed upon between the Representative and the Company for each period and canceled. In addition to the foregoing, all then Escrowed Shares will be released to the stockholders if the closing price of the Common Stock as reported on The NASDAQ SmallCap Market equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days during the period ending September 30, 1999. In the event any Escrowed Shares held by officers, employees or consultants are released, the difference between the initial offering price and the market value of such shares at the time of release will be deemed to be additional compensation expense to the Company. If the price of the Common Stock at the time of any release of the Escrowed Shares is greater than the value of the Common Stock at the time of the IPO, an earnings charge could result which would have the effect of reducing or eliminating any earnings per share and could have a negative effect on the market price for the Common Stock. The earnings per share target calculation will be based on the average number of shares issued and outstanding during each period, but excluding shares issued pursuant to the Representative's option to purchase units of Common Stock and Warrants issued at the Company's IPO ("Unit") at a price of $9.075 per Unit (165% of the offering price of the Units) during a period of four years commencing one year from the closing of the IPO, extraordinary items, or compensation expense charged to the Company related to the release of the Escrowed Shares.

         Given the expected start of production in the quarter ending June 30, 1997, the

Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the Performance Targets for the 12-month period ending September 30, 1997. Accordingly, the release of the Escrowed Shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1997. If conditions are not met for release of Escrowed Shares on that date, then 300,000 shares of stock will be returned to the Company on September 30, 1997 and canceled, resulting in no earnings impact and a commensurately lower number of outstanding shares.

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits:

              27 Financial Data Schedule

        b)    Reports on Form 8-K

        No reports on form 8-K were filed during the quarterly period ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     XYBERNAUT CORPORATION

                                     BY

                                     ------------------------------------------
                                     Edward G. Newman
                                     President and Chief Executive Officer



                                     ------------------------------------------
                                     John F. Moynahan
                                     Vice President and Chief Financial Officer