Form 10QSB
period 1997-06-30
XYBERNAUT CORP
filed 1997-08-14
CIK 1013148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

  X        Quarterly report pursuant to Section 13 or 15(d) of the
 --        Securities Exchange Act of 1934 for the quarterly period ended June
           30,1997 or


           Transition report pursuant to Section 13 or 15(d) of the Securities
 --        Exchange Act of 1934 for the transition period from        to
                                                                 -----   ------

                        COMMISSION FILE NUMBER: 0-15086


                             XYBERNAUT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                        54-1799851
(State or other jurisdiction of incorporation)               (I.R.S. Employer
                                                             Identification No.)


                   12701 FAIR LAKES CIRCLE, FAIRFAX, VA 22033
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (703) 631-6925


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


                  YES     X                        NO
                       -------                        -------

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


                  YES                              NO
                       -------                        -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                  CLASS                    OUTSTANDING AT AUGUST 11, 1997
    Common stock - $0.01 par value                   14,259,112

                                     INDEX

                                                                                        PAGE
                                                                                       -----
 COVER PAGE                                                                               1

 INDEX                                                                                    2

 PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements
               Consolidated Balance Sheets                                                3
               Consolidated Statements of Operations                                      4
               Consolidated Statements of Cash Flows                                      5
               Notes to Consolidated Financial Statements                                 6

          Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial Conditions                             7

 PART II - OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                                      12

 SIGNATURES                                                                              13

                             XYBERNAUT CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                          JUNE 30, 1997     DECEMBER 31,
                  ASSETS                                                   (UNAUDITED)         1996
                                                                         ---------------    ------------
 Current assets:
    Cash and cash equivalents                                                $ 3,492,390    $ 6,274,967
    Accounts receivable                                                          430,128        427,790
    Inventories                                                                  698,173        402,381
    Prepaid and other current assets                                             382,022        197,711
                                                                             -----------    -----------
          Total current assets                                                 5,002,713      7,302,849
                                                                             -----------    -----------
 Fixed assets:
    Property and equipment, net of accumulated
     depreciation of $243,249 in 1997
     and $126,139 in 1996                                                        513,680        323,828
                                                                             -----------    -----------
 Other assets:
    Patent costs, net of accumulated amortization
          of $123,522 in 1997 and $82,588 in 1996                                362,567        247,612
    Tooling costs                                                                391,033        106,738
    Other                                                                         38,345         33,547
                                                                             -----------    -----------
          Total other assets                                                     791,945        387,897
                                                                             -----------    -----------
          Total assets                                                       $ 6,308,338    $ 8,014,574
                                                                             ===========    ===========

         LIABILITIES AND
        STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes and loans payable                                                  $   217,003    $     7,849
    Accounts payable                                                             426,620        250,944
    Deferred licensing revenue                                                    60,000         60,000
    Accrued expenses                                                             321,693        571,742
                                                                             -----------    -----------
          Total current liabilities                                            1,025,316        890,535
                                                                             -----------    -----------
 Long-term liabilities:
    Notes and loans payable                                                        1,002         44,080
    Deferred licensing revenue                                                   160,000        190,000
                                                                             -----------    -----------
          Total long-term liabilities                                            161,002        234,080
                                                                             -----------    -----------
          Total liabilities                                                    1,186,318      1,124,615
                                                                             -----------    -----------
 Commitments and contingencies
 Stockholders' equity:
    Series A preferred stock                                                          30
    Common stock, $.01 par value                                                 142,591        142,591
      Authorized: 30,000,000 shares,
      Issued: 14,259,112 shares
    Additional paid-in capital                                                18,433,205     15,520,245
    Accumulated deficit                                                      (13,453,806)    (8,772,877)
                                                                             -----------    -----------
          Total stockholders' equity                                           5,122,020      6,889,959
                                                                             -----------    -----------
          Total liabilities and stockholders' equity                         $ 6,308,338    $ 8,014,574
                                                                             ===========    ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             XYBERNAUT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                          --------------------------------          -------------------------------
                                              1997                 1996                 1997                 1996
                                              ----                 ----                 ----                 ----
 Revenue:
    Product sales and leases              $   125,032          $   277,825          $   220,458         $   577,713
    Consulting and license                     15,000               16,600               30,000              38,634
                                          -----------          -----------          -----------         -----------
                Total revenue                 140,032              294,425              250,458             616,347

 Cost of sales                                258,229              264,424              409,790             494,713
                                          -----------          -----------          -----------         -----------
                Gross margin                 (118,197)              30,001             (159,332)            121,634

 Operating expenses:
    Sales and marketing                       729,655              315,557            1,489,195             461,729
    General and administrative                893,803              379,258            1,885,214             683,193
    Research and development                  564,398              397,120            1,196,319             698,383
                                          -----------          -----------          -----------         -----------
                Total operating expenses    2,187,856            1,091,935            4,570,728           1,843,305
                                          -----------          -----------          -----------         -----------

                Operating loss             (2,306,053)          (1,061,934)          (4,730,060)         (1,721,671)

 Interest income (expense), net                 7,773              (41,683)              49,129             (70,854)
                                          -----------          -----------          -----------         -----------

                Net loss                  $(2,298,280)         $(1,103,617)         $(4,680,931)        $(1,792,525)
                                          ===========          ===========          ===========         ===========

 Net loss per common share outstanding    $     (0.18)         $     (0.09)         $     (0.38)        $     (0.15)
                                          ===========          ===========          ===========         ===========
 Weighted average number of common
    shares outstanding                     12,459,112           11,812,680           12,459,112          11,808,148
                                          ===========          ===========          ===========         ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             XYBERNAUT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------
                                                                    1997             1996
                                                                ------------     -------------
 Cash flows from operating activities:
      Net loss                                                  $ (4,680,931)    $  (1,792,525)

      Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                              160,547           157,090
          Noncash charges for stock and options
            issued for services                                      125,488            81,437
          (Increase) decrease in assets:
            Inventories                                             (295,792)          143,428
            Accounts receivable                                       (2,338)         (272,846)
            Prepaid and other current assets                        (184,312)          (10,619)
            Other assets                                              (4,798)           24,373
          Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                    (74,373)          660,884
            Deferred licensing revenue                               (30,000)          280,000
                                                                ------------     -------------
              Net cash used in operating activities               (4,986,509)         (728,778)
                                                                ------------     -------------
 Cash flows from investing activities:
      Acquisition of property and equipment                         (306,962)           (6,977)
      Acquisition of patents and related costs                      (155,888)          (23,556)
      Capitalization of tooling costs                               (284,294)                -
                                                                ------------     -------------
              Net cash used in investing activities                 (747,144)          (30,533)
                                                                ------------     -------------
 Cash flows from financing activities:
      Proceeds from:
          Series A Preferred Stock                                 2,785,000                 -
          Issuance of debentures                                           -           880,000
          Loan of placement fees                                           -           120,000
      Payments for:
          Notes payable                                              (48,924)           13,524
          Deferred placement fees                                    215,000                 -
          Deferred offering costs                                          -          (694,766)
                                                                ------------     -------------
              Net cash used in financing activities                2,951,076           318,758
                                                                ------------     -------------

 Net decrease in cash and cash equivalents                        (2,782,577)         (440,553)

 Cash and cash equivalents, beginning of period                    6,274,967           508,666
                                                                ------------     -------------

 Cash and cash equivalents, end of period                       $  3,492,390     $      68,113
                                                                ============     =============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

        XYBERNAUT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected in such financial statements. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of results of operations expected for the full year. The Company's fiscal year ends December 31.


2.       PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Xybernaut Corporation ("the Company") and its wholly-owned subsidiary, Tech International of Virginia Inc. ("Tech Virginia"). All material intercompany accounts and transactions have been eliminated.


3.       INCOME TAX

    Prior to March 31, 1995, the Company had elected to be subject to Subchapter S status under the Internal Revenue Code. The Company has revoked its Subchapter S election and is taxed as a C corporation. To date, the Company has a history of operating losses and has not had any taxable income. Subject to realization, the Company has generated net operating losses of approximately $11.8 million that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company once all net operating losses are utilized to offset taxable operating income.


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

    The Company was originally incorporated in Virginia in October 1990 as Contemporary Products & Services, Inc. and changed its name to Computer Products & Services, Inc. ("CPSI") in 1992. In April 1996, CPSI was merged with Xybernaut Corporation to change the Company name and reincorporate in Delaware. Since the commencement of operations in November 1992, the Company has been engaged in the research, development and commercialization of hardware, software and services for body-worn computer applications. Since commencing operations, the Company has incurred significant operating losses.

    The first product to be commercialized by the Company is the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) series. The first product in this series was introduced in 1994 and uses "486" based technology ("486 System"): this product was produced in a limited quantity and is no longer being manufactured. Company management expects that continued improvements in software for operating systems, applications and speech recognition software will require continued improvements in the performance and capabilities of the Mobile Assistant series. Based on that expectation, the Company has undertaken a product development program that resulted in the second product offering in the Mobile Assistant series, which was introduced on a preproduction basis in January 1997 and which uses "586" based technology ("586 System"). The third system in this product development program is scheduled for introduction during the third quarter of 1997 and uses Pentium(R) based technology ("Pentium System"). It is anticipated that these two new systems will address different segments of the market for wearable computers. The 586 Series has a lower selling price than the 486 or Pentium Systems and is well suited for use as "thin clients" in wireless LANs and for those customers using speech recognition systems with discrete dictation technology. The Pentium System is tailored for those customers who require additional processing capacity for their applications, such as a body-worn server for wireless LAN applications, and also for those customers using new continuous speech recognition or phonetic recognition software that require higher processing speeds, such as that available from IBM Corporation, Dragon Systems, Inc. or Texas Instruments, among others.

    Additional software products are being developed and are planned for development for use on the Mobile Assistant and other personal computers. In the third quarter of 1997, the Company plans to introduce LinkAssist(TM), which is a software product that provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to most any application without altering the original data.

    The Company's revenues include sales of the Mobile Assistant, license fees, software, and consulting services which relate to the Mobile Assistant and to other software applications. Cost of sales include the cost of Mobile Assistant components, direct labor and overhead expense, manuals, diskettes and duplication, packaging materials, assembly, paper goods and shipping. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 (Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional development costs are capitalized until the software is ready for release. No software development costs have been capitalized to date.

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

    The Company's consolidated financial statements include the results of operations for Tech Virginia, a wholly-owned subsidiary that supplies software and consulting services to the United States government and others. The consolidated financial statements eliminate all material intercompany accounts and transactions between the Company and Tech Virginia.

    The following table sets forth items from the Consolidated Statements of Income as a percentage of revenues:

                                                     Unaudited
                                      ----------------------------------------
                                      Three Months Ended     Six Months Ended
                                      ------------------     -----------------
                                      6/30/97    6/30/96     6/30/97   6/30/96
                                      -------    -------     -------  --------
 Revenues                              100.0%     100.0%      100.0%    100.0%
 Cost of sales                         184.4%      89.8%      163.6%     80.3%
                                       ------      -----      ------     -----
   Gross margin                        (84.4)%     10.2%      (63.6)%    19.7%

 Operating expenses:
     Sales & marketing                 521.1%     107.2%      594.6%     74.9%
     General & administrative          638.3%     128.8%      752.7%    110.8%
     Research & development            403.0%     134.9%      477.7%    113.3%
                                       ------     ------      ------    ------
 Total operating expense             1,562.4%     370.9%     1824.9%    299.1%
 Interest income/(expense)               5.6%     (14.2)%      19.6%    (11.5)%
                                         ----     ------       -----    ------
 Net loss                           (1,641.3)%   (374.8)%  (1,868.9)%  (290.8)%
                                    =========    =======   =========   =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    Revenues. Revenues for the three months ended June 30, 1997 were $140,032, a decrease of $154,393, or 52.4%, compared to $294,425 for the corresponding
period in 1996.   Product sales for the three months ended June 30, 1997 were entirely of preproduction 586 Systems while product sales for the corresponding period in 1996 were entirely of the previous-generation 486 Systems. The reduction in revenues for the three months ended June 30, 1997 was related to the limited number of preproduction 586 Systems that were offered for sale during that period.

    Cost of Sales. The cost of goods sold for the three months ended June 30, 1997 was $258,229, a decrease of $6,195, or 2.3%, compared to $264,424 for the
corresponding period in 1996.   The cost of goods sold decreased commensurately
with the decrease in sales but were offset by approximately $97,000 of parts for 586 Systems that were replaced and written off, and by a full reserve for obsolescence of approximately $120,000 for the remaining computing units used in 486 Systems that are believed by Company management to be saleable, but whose value is uncertain given changes in technology and advances in the market.

    Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1997 were $729,655, an increase of $414,098, or 131.2%, compared to $315,557 for the corresponding period in 1996. This increase resulted from an increase in personnel and infrastructure, the expansion of marketing activities to Europe and Asia, the development of training programs for Value-Added Resellers ("VARs"), customer service, additional marketing programs to support the launch of new products, public relations efforts and related travel.

    General and Administrative. General and administrative expenses for the three months ended June 30, 1997 were $893,803, an increase of $514,545, or 135.7%, compared with $379,258 for the corresponding period in 1996. This increase resulted primarily from an increase in personnel, consulting, and travel expenses related to the expansion and continued development of the Company's infrastructure, the implementation of certain strategic partnerships, and international operations, along with increases in legal, accounting and other costs associated with being a publicly held company.

    Research and Development. Research and development expenses for the three months ended June 30, 1997 were $564,398, an increase of $167,278, or 42.1%, compared with $397,120 for the corresponding period in 1996. This increase is the primarily the result of increased research and development personnel, the use of outside consultants, and the planning and development efforts for the Company's head mounted display, 586 System, Pentium System and software, particularly for the Link Assist(TM) software.

    Interest Income (Expense), Net. Net interest income for the three months ended June 30, 1997 was $7,773, an increase of $49,456 compared with ($41,683) for the corresponding period in 1996. This increase is the result of interest income from the investment of cash balances in 1997 versus interest expense on convertible debentures and other borrowings in 1996.

    Net loss. As a result of the factors described above, the net loss for the three months ended June 30, 1997 was $2,298,280, an increase of $1,194,663, or 108.2%, compared to a net loss of $1,103,617 for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    Revenues. Revenues for the six months ended June 30, 1997 were $250,458, a decrease of $365,889, or 59.4%, compared to $616,347 for the six months ended June 30, 1996. Product sales for the six months ended June 30, 1997 were primarily of preproduction 586 Systems while product sales for the corresponding period in 1996 were entirely of the previous-generation 486 Systems. The reduction in revenues for the six months ended June 30, 1997 was related to the limited number of preproduction 586 Systems that were offered for sale during that period.

    Cost of Sales. The cost of goods sold for the six months ended June 30, 1997 was $409,790, a decrease of $84,923, or 17.2%, compared to $494,713 for the six months ended June 30, 1996. The cost of goods sold decreased commensurately with the decrease in sales but were offset by approximately $97,000 of parts for 586 Systems that were replaced and written off, and by a full reserve for obsolescence of approximately $225,000 for the remaining computing units used in 486 Systems that are believed by Company management to be saleable, but whose value is uncertain given changes in technology and advances in the market.

    Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 1997 were $1,489,195, an increase of $1,027,466, or 222.5%, compared to $461,729 for the six months ended June 30, 1996. This increase resulted mainly from an increase in personnel, related travel, infrastructure to support sales, VAR training programs, customer service, additional U.S. and international marketing programs to support the launch of new products, and public relations efforts, offset by a reduction in consulting services for sales and marketing.

    General and administrative expenses. General and administrative expenses for the six months ended June 30, 1997 were $1,885,214, an increase of $1,202,021, or 175.9%, compared to $683,193 for the six months ended June 30, 1996. This increase resulted from an increase in personnel, consulting, and travel expenses related to the expansion and continued development of the company's infrastructure, the implementation of certain strategic partnerships and international operations, along with increases in legal, accounting and other costs associated with being a publicly held company.

    Research and development expenses. Research and development expenses for the six months ended June 30, 1997 were $1,196,319, an increase of $497,936, or 71.3%, compared to $698,383 for the six months ended June 30, 1996. This increase is the primarily the result of increased research and development personnel, the use of outside consultants, and the planning and development efforts for the Company's head mounted display, 586 Systems, Pentium Systems and software, particularly for the Link Assist(TM) software.

    Interest income (expense), net. Net interest income for the six months ended June 30, 1997 was $49,129, an increase of $119,983 compared to ($70,854) for the six months ended June 30, 1996. This increase is the result of interest income from the investment of cash balances in 1997 versus interest expense on convertible debentures and other borrowings in 1996.

    Net loss. As a result of the factors described above, the net loss for the six months ended June 30, 1997 was $4,680,931, an increase of $2,888,406, or 161.1%, compared to $1,792,525 for the six months ended June 30, 1996. Although the Company was subject to taxation during the six months ended June 30, 1997 and the six months ended June 30, 1996, the Company incurred net losses during these periods and no provision for taxes was made.

LIQUIDITY AND CAPITAL RESOURCES

    From its inception until the completion of its Initial Public Offering ("IPO"), the Company has financed its operations through the private sale of its securities, from vendor credits and by short-term loans from management, stockholders and others. From October 1994 to August 1995 the Company raised $1,243,476 from the private sale of shares of Common Stock at $6.00 per share.

    In November 1995, the Company raised $1,505,000 through the private placement of debentures and in April 1996, the Company raised $1,000,000 through a second private placement of debentures. The Company received $2,143,642 from these financings net of offering costs. The placement fees in respect of these debentures of $270,500 were carried by the Company as interest-bearing loans and were repaid from the proceeds of the IPO. On July 18, 1996, the Company completed its IPO and realized net proceeds of $10,825,652 after related expenses.

    On June 30, 1997, the Company completed a $3 million private placement of an aggregate of 3,000 shares of the Company's Series A Preferred Stock, par value $0.01 per share (the "Preferred Shares") with institutional investors. The Preferred Shares have a stated value of $1,000 per share and a holder of the Preferred Shares is entitled to receive, if and when declared by the Company, a dividend equal to 5% of the stated value per share per annum payable in shares of common stock of the Company, par value $0.01 per share (the "Common Stock") or in cash. The Preferred Shares provide the Company with several redemption options and alternatively allows for the periodic conversion of portions of unredeemed Preferred Shares over a one-year period.

    For the six months ended June 30, 1997, the Company's operating activities used cash of $4,926,508 compared to a use of $728,778 for the corresponding period in 1996. The net use of cash for the six month period ended June 30, 1997 was primarily the result of a $4,678,867 net loss, an increase in inventories of $295,791 largely related to the production of the 586 System and the Company's head mounted display, an increase in prepaid and other current assets of $184,312, offset by depreciation and amortization costs of $158,482 and noncash compensation costs of $125,488. Cash used for investing activities for the six months ended June 30, 1997 was $306,962 for the acquisition of property and equipment, $344,294 in capitalized tooling costs related to the production of the 586 System and the Company's head mounted display, and $155,188 related to patents. The Company's financing activities for the six months ending June 30, 1997 consisted of the placement of its Series A Preferred Stock, which had net proceeds during the period of $2,995,000. As a result of the above, cash on hand as of June 30, 1997, was $3,492,390.

    At June 30, 1997, the Company had no material capital commitments and working capital of $3,917,397.

    The Company anticipates that its working capital requirements will increase as the Company expands production and sales of the Mobile Assistant series, continues to establish a full sales, service and marketing functions both in the U.S. and internationally, expands the Company's ongoing research and development efforts, and develops the support structure for these activities. The timing of increases in personnel, research and development expenses, the amount of working capital consumed by operations and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Without additional cash infusions, cash on hand as of June 30, 1997 is currently expected to be sufficient to meet the Company's operating and working capital needs into the fourth quarter at current levels of cash usage. To meet working capital needs thereafter, the Company intends to use funds from operations, to obtain a working capital line of credit, and/or complete additional financings. The Company has received several proposals for financing, and the Company has completed a series of meetings with potential licensees, joint venture partners and investors in the U.S., Europe and the Middle East. It is the opinion of the Company's management that such financing arrangements are readily available to the Company and the execution of such arrangements is a decision that will depend on timing, market conditions and the final terms and conditions of such arrangements, as well as adherence to the Company's objective of minimizing dilution to existing shareholders by raising minimum amounts of equity at current stock prices. Volume production of the Mobile Assistant 586 System and Pentium System is expected to begin in the quarter ending September 30, 1997 and receivables from sales of the Mobile Assistant series are expected to provide collateral for working capital borrowing facilities at that point. Company management believes that the combination of cash on hand, operating cash flows, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 1998. However, there can be no assurance that the

Company can or will obtain sufficient funds from operations or from the establishment of a working capital line of credit or from closing additional financings on terms acceptable to the Company.

POSSIBLE IMPACT ON NEAR-TERM REVENUES

    The Company has agreements with third-party suppliers to manufacture and supply the body-worn computing unit, the head mounted display and the batteries for the Mobile Assistant 586 System and Pentium System. Production by these suppliers is expected to begin in the quarter ending September 30, 1997. In the event that the start of production is delayed for any reason, revenues for the year ending December 31, 1997 will be adversely affected.


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

    Given the expected start of production in the quarter ending September 30, 1997, the Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the Performance Targets for the 12-month period ending September 30, 1997. Accordingly, the release of the Escrowed Shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1997. If conditions are not met for release of Escrowed Shares on that date, then 300,000 shares of stock will be returned to the Company on September 30, 1997 and canceled, resulting in no earnings impact and a reduction in shares outstanding of 2.1%.

    Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, when used in the preceding discussion, the words "believes, expects, or intend to" and similar conditional expressions are intended to identify forward-looking statements within the meaning of the Act and are subject to the safe harbor created by the Act. Such statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, conditions in the general acceptance of the Company's products and technologies, competitive factors, the ability to successfully complete additional financings and other risks described in the Company's SEC reports and filings.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)    EXHIBITS:


              27 FINANCIAL DATA SCHEDULE


        b)    REPORTS ON FORM 8-K


        No reports on form 8-K were filed during the quarterly period ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               XYBERNAUT CORPORATION


                               BY

                               -------------------------------------------------
                               Edward G. Newman
                               President and Chief Executive Officer



                               -------------------------------------------------
                               John F. Moynahan
                               Senior Vice President and Chief Financial Officer