Form 10QSB
period 1997-09-30
XYBERNAUT CORP
filed 1997-11-14
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,1997 or

[_]     Transition  report  pursuant  to Section  13 or 15(d) of the  Securities
        Exchange     Act    of     1934     for    the     transition     period
        from___________to______________

                         Commission file number: 0-15086


                              XYBERNAUT CORPORATION
             (Exact Name of registrant as specified in its charter)

         Delaware                                               54-1799851
(State or other jurisdiction                                  (I.R.S. Employer
    of incorporation)                                        Identification No.)

                   12701 Fair Lakes Circle, Fairfax, VA 22033
             (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:    (703) 631-6925

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

                      YES ____             NO ____

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

                      YES ____             NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

           Class                                Outstanding at November 11, 1997
           -----                                --------------------------------
Common stock - $0.01 par  value                            14,209,112

                                      INDEX



                                                                            PAGE
                                                                            ----

COVER PAGE                                                                    1

INDEX                                                                         2

PART I - FINANCIAL INFORMATION

           Item 1 - Financial Statements
                     Consolidated Balance Sheets                              3
                     Consolidated Statements of  Operations                   4
                     Consolidated Statements of Cash Flows                    5
                     Notes to Consolidated  Financial Statements              6

           Item 2 - Management's Discussion and Analysis of
                     Results of Operations and Financial Conditions           8

PART II - OTHER INFORMATION

           Item 4 - Submission of Matters to a Vote of Security Holders

           Item 6 - Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                                   18

                              XYBERNAUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30, 1997  December 31,
                                    ASSETS                          (unaudited)        1996
                                                                   ------------    ------------
Current assets:
    Cash and cash equivalents                                      $    520,779    $  6,274,967
                                                                   ------------    ------------
    Accounts receivable                                                 236,315         427,790
    Inventories                                                       1,253,541         402,381
    Prepaid and other current assets                                    774,670         197,711
                                                                   ------------    ------------
           Total current assets                                       2,785,305       7,302,849
                                                                   ------------    ------------
Fixed assets:
    Property and equipment, net of accumulated depreciation of
           $282,235 in 1997 and $126,139 in 1996                        499,629         323,828
                                                                   ------------    ------------
Other assets:
    Patent costs, net of accumulated amortization of $150,360 in
           1997 and $82,588 in 1996                                     395,612         247,612
    Tooling costs                                                       395,988         106,738
    Other                                                                77,236          33,547
                                                                   ------------    ------------
           Total other assets                                           868,836         387,897
                                                                   ------------    ------------
           Total assets                                            $  4,153,770    $  8,014,574
                                                                   ============    ============
                               LIABILITIES AND
                             STOCKHOLDERS' EQUITY
Current liabilities:
    Notes and loans payable                                        $     80,000    $      7,849
    Accounts payable                                                    396,368         250,944
    Deferred licensing revenue (see note 4)                                   0          60,000
    Accrued expenses                                                    766,948         571,742
                                                                   ------------    ------------
           Total current liabilities                                  1,243,316         890,535
                                                                   ------------    ------------
Long-term liabilities:
    Notes and loans payable                                                   0          44,080
    Deferred licensing revenue (see note 4)                                   0         190,000
                                                                   ------------    ------------
           Total long-term liabilities                                        0         234,080
                                                                   ------------    ------------
           Total liabilities                                          1,243,316       1,124,615
                                                                   ------------    ------------

Commitments and contingencies
Stockholders' equity:
    Series A preferred stock, $.01 par value                          1,756,097
    Common stock, $.01 par value                                        142,121         142,591
      Authorized: 30,000,000 shares, Issued:  14,209,112 shares
    Additional paid-in capital                                       16,851,693      15,520,245
    Accumulated deficit                                             (15,839,457)     (8,772,877)
                                                                   ------------    ------------
           Total stockholders' equity                                 2,910,454       6,889,959
                                                                   ------------    ------------
           Total liabilities and stockholders' equity              $  4,153,770    $  8,014,574
                                                                   ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                   ----------------------------    ----------------------------
                                       1997            1996            1997           1996
                                   ------------    ------------    ------------    ------------
Revenue:
    Product Sales and leases       $    129,365    $    326,020    $    349,822    $    903,733
    Consulting and license              227,000          22,049         257,000          60,683
                                   ------------    ------------    ------------    ------------
        Total revenue                   356,365         348,069         606,822         964,416

Cost of sales                           169,588         290,480         583,157         785,193
                                   ------------    ------------    ------------    ------------
        Gross margin                    186,777          57,589          23,665         179,223

Operating expenses:
    Sales and marketing               1,010,118         322,456       2,529,151         784,185
    General and administrative          933,128         692,109       2,639,263       1,375,302
    Research and development            568,058         528,522       1,791,680       1,226,905
                                   ------------    ------------    ------------    ------------
        Total operating expenses      2,511,304       1,543,087       6,960,094       3,386,392
                                   ------------    ------------    ------------    ------------

        Operating loss               (2,324,527)     (1,485,498)     (6,936,429)     (3,207,169)

Interest income, net                     24,916         109,120          74,045          38,266
                                   ------------    ------------    ------------    ------------

        Net loss                   $ (2,299,611)   $ (1,376,378)   $ (6,862,384)   $ (3,168,903)

Dividend on Preferred Stock        $     37,500    $       --      $     37,500    $       --

Deemed dividend accretion on
    preferred stock                     164,634                         164,634
                                   ------------                    ------------

Loss attributable to holder of
    Common Stock                   $ (2,501,745)   $ (1,376,378)   $ (7,064,518)   $ (3,168,903)
                                   ============    ============    ============    ============

Net loss attributable to Common
    Stock                          $      (0.20)   $      (0.10)   $      (0.55)   $      (0.25)
                                   ============    ============    ============    ============

Weighted average number of
    common shares outstanding        12,758,568      13,776,754      12,758,929      12,469,139
                                   ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                           Nine Months Ended September 30,
                                                                            ----------------------------
                                                                                1997            1996
                                                                            ------------    ------------
Cash flows from operating activities
    Net loss attributable to common stock                                   $ (7,064,518)   $ (3,168,903)
    Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                       226,223         203,334
             Non cash charges for preferred stock dividends and accretion        202,134            --
             Non cash charges for stock and options issued for services             --            85,037
(Increase) decrease in assets:
    Inventories                                                                 (851,159)         65,280
    Accounts receivable                                                          191,475        (274,962)
    Prepaid and other current assets                                            (576,960)       (249,918)
Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                        312,582         220,618
    Deferred licensing revenue                                                  (250,000)        265,500
                                                                            ------------    ------------
      Net cash used in operating activities                                   (7,810,223)     (2,854,514)
                                                                            ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment, net                                  (331,896)        (81,866)
    Acquisition of patents and related costs                                    (215,772)        (56,883)
    Capitalization of tooling costs and other assets                            (334,338)         20,256
                                                                            ------------    ------------
        Net cash used in investing activities                                   (882,006)       (118,493)
                                                                            ------------    ------------

Cash flows from financing activities:
    Proceeds from:
        Series A preferred stock                                               3,000,000            --
        Issuance of debentures                                                      --         1,000,000
        Initial Public Offering, gross                                              --        13,282,500
    (Payments for)/Proceeds from:
        Notes and loans                                                            4,572        (166,449)
        Financing costs and fees                                                 (66,531)     (2,607,531)
                                                                            ------------    ------------
             Net cash used in financing activities                             2,938,041      11,508,520
                                                                            ------------    ------------

Net decrease in cash and cash equivalents                                     (5,754,188)      8,535,513

Cash and cash equivalents, beginning of period                                 6,274,967         508,666
                                                                            ------------    ------------

Cash and cash equivalents, end of period                                         520,779       9,044,179
                                                                            ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              XYBERNAUT CORPORATION
                   Notes to Consolidated Financial Statements

1.         BASIS OF PRESENTATION

           The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected in such financial statements. Results of operations for the nine months ended September 30,1997 are not necessarily indicative of results of operations expected for the full year. The Company's fiscal year ends December 31.

2.         PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of Xybernaut Corporation ("the Company") and its wholly-owned subsidiary, Tech International of Virginia Inc. ("Tech Virginia"). All material intercompany accounts and transactions have been eliminated.

3.         INCOME TAX

           To date, the Company has a history of operating losses and has not had any taxable income. Subject to realization, the Company has generated net operating losses of approximately $14.1 million that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company once all net operating losses are fully utilized to offset taxable operating income.

4.         LICENSING AGREEMENT

           In March 1996, the Company entered into a non-exclusive five-year licensing agreement with Rockwell International, which was subsequently transferred to its wholly-owned subsidiary, Rockwell Collins, Inc. ("Rockwell"). Pursuant to this agreement, the Company received an initial cash payment of $300,000 and the release of the Company from the obligation to pay Rockwell $1,395,000 pursuant to a purchase order between the Company and Rockwell. The initial cash payment of $300,000 has been recorded as deferred licensing revenue and was being recognized as revenue on a straight-line basis over the five-year term. During the quarter ending September 30, 1997, Rockwell informed the Company that as a result of the restructuring of the business operations for both Rockwell International and Rockwell, it had elected to not continue with its business activities under the license. Given Rockwell's stated intent to not to continue conducting business operations under the license, the remaining deferred licensing revenue of $220,000 at June 31, 1997 has been recorded as revenue in the third quarter.

5.         SERIES A PREFERRED STOCK

           On June 30, 1997, the Company completed a $3 million private placement of an aggregate of 3,000 shares of the Company's Series A Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"). The Series A Preferred Stock has a stated value of $1,000 per share and a holder of the Series A Preferred is entitled to receive, if and when declared by the Company, a dividend equal to 5% of the stated value per share per annum payable in shares of common stock of the Company, par value $0.01 per share (the "Common Stock") or in cash. The Series A Preferred Stock provides the Company with several redemption options and alternatively allows for the periodic conversion of portions of unredeemed Series A Preferred Stock to Common Stock over a one-year period from the date of issuance. Any Series A Preferred Stock outstanding on June 30, 1999 must be converted into Common Stock at that date.

6.         DEEMED DIVIDEND ON SERIES A PREFERRED STOCK

           Effective July 1, the Company recorded a deemed dividend on the Series A Preferred Stock of approximately $659,000, or $219.51 per share of Series A Preferred Stock, in accordance with the Securities and Exchange Commission's position on accounting for preferred stock which is convertible at a discount to the market price for common stock. The effect of this dividend was to reduce the par value of Series A Preferred Stock by approximately $659,000, resulting in a negative value for the Series A Preferred Stock on the balance sheet, and increased additional paid-in capital by the same amount, with no impact on the total amount of equity. This dividend will be accreted over the twelve-month period ending June 30, 1998, the conversion period of the Series A Preferred Stock. The effect of this accretion was to increase the value of the Series A Preferred Stock for the three months ended September 30, 1997 by approximately $164,000 and reduce the accumulated deficit by the same amount.

7.         SUBSEQUENT EVENT

           On November 12, 1997, the Company completed a $3 million private placement of an aggregate of 3,000 shares of the Company's Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"). The Series B Preferred Stock is entitled to receive, if and when declared by the Company, a dividend equal to 4% of the stated value per share per annum, payable in shares of the Common Stock or in cash, payable upon conversion of the Series B Preferred Stock into Common Stock. The Series B Preferred Stock provides the Company with several redemption options and alternatively allows for the periodic conversion of portions of unredeemed Series B Preferred Stock into Common Stock over a period of approximately five months from closing. Any Series B Preferred Stock outstanding on November 12, 1999 must be converted into Common Stock at that date.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

The Company was originally incorporated in Virginia in October 1990 as Contemporary Products & Services, Inc. and changed its name to Computer Products & Services, Inc. ("CPSI") in 1992. In April 1996, CPSI was merged with Xybernaut Corporation to reincorporate in Delaware. Since the commencement of operations in November 1992, the Company has been engaged in the research, development and commercialization of hardware, software and services for body-worn computer applications. Since commencing operations, the Company has incurred significant operating losses.


The first product to be commercialized by the Company is the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) series. The first product in this series was introduced in 1994 and uses "486" based technology ("486 System"): this product was produced in a limited quantity and is no longer being manufactured. Product development has been based on the expectation of the Company that continued improvements in software for operating systems, applications and speech recognition software will require continued improvements in the performance and capabilities of the Mobile Assistant series. Based on that expectation, the Company undertook a product development program that resulted in the second product offering in the Mobile Assistant series, which was introduced on a preproduction basis in January 1997 and which uses "586" based technology ("Mobile Assistant II System"). The third system in this product development program was introduced during the third quarter of 1997 and uses Pentium(R) based technology ("133P System"). It is anticipated that these two new systems will address different segments of the market for wearable computers. The Mobile Assistant II System has a lower selling price than 133P Systems and is well suited for use in applications such as "thin clients" in wireless LANs and for speech recognition systems with discrete dictation speech technology. The 133P System is tailored for those customers who require additional processing capacity for their applications, such as a body-worn server for wireless LAN applications, and also for those customers using new continuous speech recognition or phonetic recognition software that require higher processing speeds, such as that available from IBM Corporation, Dragon Systems, Inc., and Texas Instruments, among others.

Additional software products are being developed and are planned for development for use on the Mobile Assistant and other personal computers. In the third quarter of 1997, the Company announced linkAssist(TM), a software product which provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to most any application without altering the original data. The Company currently expects to begin shipments of linkAssist(TM) in the quarter ending December 31, 1997.

The Company's revenues include sales of the Mobile Assistant, license fees, software, and consulting services which relate to the Mobile Assistant and to other software applications. Cost of sales include the cost of Mobile Assistant components, direct labor and overhead expense, manuals, diskettes and duplication, packaging materials, assembly, paper goods, shipping, and warranty reserves. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 (Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional development costs are capitalized until the software is ready for release. No software development costs have been capitalized to date, but the Company anticipates that costs for linkAssist will be capitalized in the quarter ending December 31, 1997, and amortized over the estimated economic life of the software.

The Company purchases numerous parts and components from third-party suppliers, which the Company assembles into its products. The Company generally provides a 90 day warranty on parts and labor and a one year warranty on parts. The Company's suppliers for most components provide the Company with warranties on those components. While warranty claims in the past have been negligible, the Company initiated a policy of recording warranty reserves in the third quarter to provide for possible claims in the future.

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

Research and development expenses consist primarily of consulting fees and test components, as well as salaries and related benefits paid to Company personnel engaged in the research and design of new products. Salaries paid to Xybernaut employees, fees and expenses paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established, will be capitalized in the future in accordance with SFAS No. 86.

The Company's consolidated financial statements include the results of operations for Tech Virginia, a wholly-owned subsidiary that supplies software and consulting services to the United States government and others. The consolidated financial statements eliminate all material intercompany accounts and transactions between the Company and Tech Virginia.

The following table sets forth items from the Consolidated Statements of Income as a percentage of revenues:


                               Three Months Ended        ine Months Ended
                               ------------------        ----------------
                               9/30/97     9/30/96      9/30/97      9/30/96
                              --------    --------    ----------    --------
Revenues                        100.0%      100.0%        100.0%      100.0%
Cost of sales                    47.6%       83.5%         96.1%       81.4%
                              --------    --------    ----------    --------
   Gross margin                  52.4%       16.5%          3.9%       18.6%

Operating expenses:
   Sales & marketing            283.5%       92.6%        416.8%       81.3%
   General & administrative     261.8%      198.8%        434.9%      142.6%
   Research & development       159.4%      151.8%        295.3%      127.2%
                              --------    --------    ----------    --------
Total operating expense         704.7%      443.2%      1,147.0%      351.1%
Interest income                   7.0%       31.4%         12.2%        4.0%
                              --------    --------    ----------    --------
Net loss                       (645.3%)    (395.3%)    (1,130.9%)    (328.5%)
                              ========    ========    ==========    ========


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES. Total revenues for the three months ended September 30, 1997 were $356,365, a decrease of $8,296, or 2.4%, compared to $348,069 for the corresponding period in 1996. Product revenues for the three months ended September 30, 1997 were $129,365, a decrease of $196,655 or 60.3%, compared to $326,020 for the corresponding period in 1996. The reduction in product revenues for the three months ended September 30, 1997 was related to the lower number of 133P Systems that were sold during that period, compared to the higher number of 486 Systems that were sold in the corresponding period in 1996. Consulting and license revenues for the three months ended September 30, 1997 were $227,000, an increase of $204,951 or 929.5%, compared to $22,049 for the corresponding period in 1996. During the three months ended September 30, 1997, the Company's licensee informed the Company that as a result of the restructuring of its business operations, the licensee had elected to not continue with its business activities under the license. A portion of the consideration received by the Company in March 1996 for granting this license was a $300,000 cash payment, which the company recorded as deferred license revenue and was amortizing this amount over a five year period. Given the licensee's stated intent to not to continue conducting business operations under the license, the remaining deferred licensing revenue of $220,000 as of June 30, 1997 has been recorded as revenue in the three months ended September 30, 1997.

COST OF SALES. The cost of goods sold for the three months ended September 30, 1997 was $169,588, a decrease of $120,892, or 41.6%, compared to $290,480 for the corresponding period in 1996. The cost of goods sold decreased commensurately with the decrease in product sales but was offset by a charge of approximately $60,000 to reduce the carrying value of an earlier versions of the computing unit for Mobile Assistant II Systems to estimated market value.

SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 1997 were $1,010,118, an increase of $687,662, or 213.3%, compared to $322,456 for the corresponding period in 1996. This increase resulted from an increase in personnel and infrastructure, the expansion of marketing activities to Europe and Asia, the development of training programs for Value-Added Resellers ("VARs"), customer service, additional marketing programs to support the launch of new products, public relations efforts and related travel, along with a charge of approximately $129,000 related to a receivable whose collectability was deemed to be doubtful and was written off.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1997 were $933,128, an increase of $241,019, or 34.8%, compared with $692,109 for the corresponding period in 1996. This increase resulted primarily from an increase in personnel, consulting, and travel expenses related to the expansion and continued development of the Company's infrastructure, and activities related to discussions regarding certain strategic partnerships and international operations.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 1997 were $568,058, an increase of $39,536, or 7.5%, compared with $528,522 for the corresponding period in 1996. This increase is the primarily the result of increased research and development personnel, the use of outside consultants, and the planning and development efforts for the Company's head mounted display, Mobile Assistant II System, 133P System, and software, particularly for the linkAssist software product.

INTEREST INCOME, NET. Net interest income for the three months ended September 30, 1997 was $24,916, a decrease of $84,204, or 77.2%, compared with 109,120 for the corresponding period in 1996. This decrease is the result of reduced interest income from the lower average cash balances in the three months ended September 30, 1997 than for the corresponding period a year earlier, which reflected the interest income on proceeds from the Company's Initial Public Offering that was completed in July 1996.

DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company's Series A Preferred Stock was issued on June 30, 1997 and accrues dividends at 5% per annum on the outstanding principal amount. For the three months ended September 30,1997, the amount of accrued dividend was $37,500, with no comparable item for the corresponding period in 1996. In accordance with the Emerging Issues Task Force report from the Securities and Exchange Commission titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," a deemed dividend was assumed for the Series A Preferred Stock, which will be accreted quarterly as portions of the Series A Preferred Stock are convertible into Common Stock. The amount of this accretion for the three months ended September 30, 1997 was $164, 634, with no comparable item for the corresponding period in 1996.

NET LOSS ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, the net loss attributable to Common Stock for the three months ended September 30, 1997 was $2,501,745, an increase of $1,125,367, or 81.8%, compared to $1,376,378 for the corresponding period in 1996. Although the Company was subject to taxation during the three months ended September 30, 1997 and September 30, 1996, the Company incurred net losses during these periods and no provision for income taxes was made.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES. Total revenues for the nine months ended September 30, 1997 were $606,822, a decrease of $357,594, or 37.1%, compared to $964,416 for the corresponding period in 1996. Product revenues for the nine months ended September 30, 1997 were $349,822, a decrease of $553,911, or 61.3%, compared to $903,733 for the corresponding period in 1996. The reduction in product revenues for the nine months ended September 30, 1997 was related to the limited number of preproduction Mobile Assistant II and production 133P Systems that were available for sale during that period, compared to the higher number of 486 Systems that were sold during the corresponding period in 1996. Consulting and license revenues for the nine months ended September 30, 1997 were $257,000, an increase of $196,317 or 323.5%, compared to $60,683 for the corresponding period in 1996. During the three months ended September 30, 1997, the Company's licensee informed the Company that as a result of the restructuring of its business operations, the licensee had elected to not continue with its business activities under the license. A portion of the consideration received by the Company in March 1996 for granting this license was a $300,000 cash payment, which the company recorded as deferred license revenue and was amortizing this amount over a five year period. Given the licensee's stated intent to not to continue conducting business operations under the license, the Company elected to have the remaining deferred licensing revenue of $220,000 as of June 30, 1997 recorded as revenue in the three months ended September 30, 1997.

COST OF SALES. The cost of goods sold for the nine months ended September 30, 1997 was $583,157, a decrease of $202,036, or 25.7%, compared to $785,193 for
the   corresponding   period  in  1996.   The  cost  of  goods  sold   decreased
commensurately with the decrease in sales but were offset by charges of approximately $152,000 to reduce earlier versions of the computing unit for the Mobile Assistant II Systems to estimated market value and to write off parts for these earlier versions of this computing unit that have been replaced with upgraded parts, and by a full reserve for obsolescence of approximately $225,000 for the remaining computing units used in 486 Systems that are believed by Company management to be saleable, but whose value is uncertain given changes in technology and advances in the market.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended September 30, 1997 were $2,529,151, an increase of $1,744,966, or 222.5%, compared to $784,185 for the corresponding period in 1996. This increase resulted mainly from an increase in personnel, related travel, infrastructure to support sales, VAR training programs, customer service, additional U.S. and international marketing programs to support the launch of new products, and public relations efforts. In addition, the Company recorded charges to sales expense of approximately $200,000 for a receivable whose collectability was deemed to be doubtful and was written off.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1997 were $2,639,263, an increase of $1,263,961, or 91.9%, compared to $1,375,302 for the corresponding period in 1996. This increase resulted from an increase in personnel, consulting, and travel expenses related to the expansion and continued development of the company's infrastructure, activities related to discussions regarding certain strategic partnerships and international operations, along with increases in legal, accounting, investor relations and other costs associated with being a publicly held company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended September 30, 1997 were $1,791,680, an increase of $564,775, or 46.0%, compared to $1,226,905 for the corresponding period in 1996. This increase is the primarily the result of increased research and development personnel, the use of outside consultants, and the planning and development efforts for the Company's head mounted display, Mobile Assistant II Systems, 133P Systems, and software, particularly for the linkAssist(TM) software product.

INTEREST INCOME, NET. Net interest income for the nine months ended September 30, 1997 was $74,045, an increase of $35,779, or 93.5%, compared to $38,266 for the corresponding period in 1996. This increase is the result of interest income from the investment of cash balances in 1997 versus the net of interest income related to proceeds from the Company's Initial Public Offering in the three months ended September 30, 1996, and interest expense on convertible debentures and other borrowings in the six months ended June 30, 1996.

DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company's Series A Preferred Stock was issued on June 30, 1997 and accrues dividends at 5% per annum on the outstanding principal amount. For the nine months ended September 30, 1997, the amount of accrued dividend was $37,500, with no comparable item for the corresponding period in 1996. In accordance with the Emerging Issues Task Force report from the Securities and Exchange Commission titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," a deemed dividend was assumed for the Series A Preferred Stock, which will be accreted quarterly as portions of the Series A Preferred Stock are convertible into Common Stock. The amount of this accretion for the nine months ended September 30, 1997 was $164,634, with no comparable item for the corresponding period in 1996.

NET LOSS ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, the net loss for the nine months ended September 30, 1997 was $7,064,518, an increase of $3,895,615, or 122.9%, compared to $3,168,903 for the corresponding period in 1996. Although the Company was subject to taxation during the nine months ended September 30, 1997 and the nine months ended September 30, 1996, the Company incurred net losses during these periods and no provision for taxes was made.

LIQUIDITY AND CAPITAL RESOURCES

In November 1995, the Company raised $1,505,000 through the private placement of convertible debentures and in April 1996, the Company raised $1,000,000 through a second private placement of convertible debentures. The Company received approximately $2,140,000 from these financings net of offering costs. The placement fees in respect of these financings were carried by the Company as interest-bearing loans and were repaid from the proceeds of the Company's initial public offering (the "IPO"). On July 18, 1996, the Company completed its IPO and realized gross proceeds of approximately $13,280,000 and net proceeds of approximately $10,840,000 after related expenses.

On June 30, 1997, the Company completed a $3 million private placement of an aggregate of 3,000 shares of the Company's Series A Preferred Stock, par value $0.01 per share. The Series A Preferred Stock has a stated value of $1,000 per share and a holder of the Series A Preferred Stock is entitled to receive, if and when declared by the Company, a dividend equal to 5% of the stated value per share per annum, payable in shares of common stock of the Company, par value $0.01 per share (the "Common Stock") or in cash, payable upon conversion of the Series A Preferred Stock. The Series A Preferred provides the Company with several redemption options and alternatively allows for the periodic conversion of portions of unredeemed Series A Preferred Stock over a one-year period ending June 30, 1998. Any Series A Preferred Stock outstanding on June 30, 1999 must be converted into Common Stock at that date.

On November 12, 1997, the Company completed a $3 million private placement of an aggregate of 3,000 shares of the Company's Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"). The Series B Preferred Stock has a stated value of $1,000 per share and a holder of the Series B Preferred Stock is entitled to receive, if and when declared by the Company, a dividend equal to 4% of the stated value per share per annum, payable in shares of Common Stock or in cash, payable upon conversion of the Series B Preferred Stock into Common Stock. The Series B Preferred Stock into Common Stock also provides the Company with several redemption options and allows for the period conversion of portions of unredeemed Series B Preferred Stock over a five-month period from closing.

For the nine months ended September 30, 1997, the Company's operating activities used cash of $7,810,233, compared to a use of $2,854,514 for the corresponding period in 1996. The net use of cash for the nine month period ended September 30, 1997 was primarily the result of a $7,064,518 net loss, along with an increase in inventories of $851,159 largely related to the production of the Mobile Assistant II System, the 133P System and the Company's head mounted display; an increase in prepaid and other current assets of $576,960 and the reduction in deferred licensing revenue of $250,000, offset by depreciation and amortization expense of $226,225, a dividend and accretion of $202,134, recorded in accordance with the Securities Exchange Commission report, a reduction in receivables of $191,475 and an increase of payables and accrued expenses of $312,582. Cash used for investing activities for the nine months ended September 30, 1997 was $331,896 for the acquisition of property and equipment, $334,338 in capitalized costs related to the production of the Mobile Assistant II System, the 133P System and the Company's head mounted display, and

$215,772 related to patents. The Company's financing activities for the nine months ending September 30, 1997 consisted of the placement of its Series A Preferred Stock, which had net proceeds during the period of $2,938,041. As a result of the above, cash on hand as of September 30, 1997, was $520,779.

At September 30, 1997, the Company had no material capital commitments and working capital of $1,541,989.

The Company anticipates that its working capital requirements will increase as the Company expands production and sales of the Mobile Assistant series, continues to establish a full sales, service and marketing functions both in the U.S. and internationally, expands the Company's ongoing research and development efforts, and develops the support structure for these activities. The timing of increases in personnel, research and development expenses, the amount of working capital consumed by operations and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Cash on hand as of September 30, 1997 is not sufficient to meet the Company's operating and working capital needs into the fourth quarter at current levels of cash usage and the Company closed on a $3 million placement of Series B Preferred Stock on November 10, 1997. To meet working capital needs thereafter, the Company intends to reduce operating expenses, to obtain a working capital line of credit, and/or complete additional financings. The Company has received several proposals for financing and it is the opinion of the Company's management that such financing arrangements are readily available to the Company and the execution of such arrangements is a decision that will depend on timing, market conditions and the final terms and conditions of such arrangements, as well as adherence to the Company's objective of minimizing dilution to existing shareholders by raising minimum amounts of equity at current stock prices. Receivables from sales of the Mobile Assistant series are expected to provide collateral for working capital borrowing facilities in the future. The Company has completed a series of meetings with potential licensees, joint venture partners and investors in the U.S., Europe and the Middle East, from which the Company expects to obtain additional cash in the future. Company management believes that the combination of cash on hand, reduced operating expenses, cash collections from sales of products and services, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 1998. However, there can be no assurance that the Company can or will obtain sufficient funds from collections of product sales or from the establishment of a working capital line of credit or from closing additional financings on terms acceptable to the Company.

POSSIBLE IMPACT ON NEAR-TERM REVENUES

The Company has agreements with third-party suppliers to manufacture and supply the body-worn computing unit, the head mounted display and the batteries for the Mobile Assistant II System and 133P System. In the event that production is interrupted for any reason, revenues will be adversely affected.

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

The Company's gross revenues and allowable losses did not meet the Performance Targets for the 12-month period ending September 30, 1997 and 300,000 shares of stock were canceled, resulting in no earnings impact and a reduction in shares outstanding of approximately 2.1%.

Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, when used in the preceding discussion, the words "believes, expects, or intends to" and similar conditional expressions are intended to identify forward-looking statements within the meaning of the Act and are subject to the safe harbor created by the Act. Such statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, conditions in the general acceptance of the Company's products and technologies, competitive factors, the ability to successfully complete additional financings and other risks described in the Company's SEC reports and filings.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The annual meeting of stockholders of the Company was held on August 28, 1997 for the purpose of (i) approving an amendment to the Company's Bylaws to provide for the classification of the Board of Directors of the Company into three classes, (ii) electing nine directors to serve, if the amendment to the Company's Bylaws to create a classified Board of Directors is approved by the stockholders, for terms of one, two or three years, as the case may be, and if the amendment is not approved by the stockholders, until the next annual meeting of stockholders and until their respective successors are elected and qualified,
(iii) approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 40,000,000 and the number of authorized shares of Preferred Stock from 5,000,000 to 6,000,000, and (iv) approving the Company's 1997 Stock Incentive Plan. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

           The proposal to approve the amendment to the Company's Bylaws was approved by the following vote:


             For                 Against             Non Votes/Abstentions
             ---                 -------             ---------------------
           7,773,393              68,257                    17,500




           The following directors were elected by the following vote:


                                      Votes
                                      -----
                            For               Against             Term
                            ---               -------             ----
Edward G. Newman        10,994,368               0               3 years
Steven A. Newman        10,994,368               0               3 years
James J. Ralabate       10,994,368               0               3 years
Eugene J. Amobi         10,994,368               0               2 years
Phillip E. Pearce       10,994,368               0               2 years
Harry E. Soyster        10,994,368               0               2 years
Keith P. Hicks          10,994,368               0               1 year

John F. Moynahan        10,994,368               0               1 year
Martin Eric Weisberg    10,994,368               0               1 year


           The  proposal  to  approve  the  amendment  to  the   Certificate  of
Incorporation was approved by the following vote:


             For                 Against             Non Votes/Abstentions
             ---                 -------             ---------------------
          7,605,772              109,672                   10,250


           The proposal to approve the Company's 1997 Stock Incentive Plan was approved by the following vote:


             For                 Against             Non Votes/Abstentions
             ---                 -------             ---------------------
          7,490,846               94,140                   32,782



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)         EXHIBITS:

           27.1 FINANCIAL DATA SCHEDULE

b)         REPORTS ON FORM 8-K

           A report on Form 8-K was filed on August 14, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             XYBERNAUT CORPORATION

                                             BY   /s/ EDWARD G. NEWMAN
                                                -------------------------
                                                Edward G. Newman
                                                President and Chief Executive
                                                  Officer


                                                 /s/ JOHN F. MOYNAHAN
                                                -------------------------
                                                John F. Moynahan
                                                Senior Vice President and Chief
                                                  Financial Officer