Form 10KSB40
period 1997-12-31
XYBERNAUT CORP
filed 1998-03-31
CIK 1013148

===============================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           ---------------
                             FORM 10-KSB
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                    COMMISSION FILE NUMBER 0-15086
                           ---------------
                        XYBERNAUT CORPORATION
            (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                      DELAWARE                           54-1799851
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)          Identification No.)

            12701 FAIR LAKES CIRCLE,
                  FAIRFAX, VA                        22033
              (Address of principal                (Zip Code)
               executive offices)
                            (703) 631-6925
           (Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: none SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.01 par value
                       Warrants to purchase Common Stock

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

    State issuer's revenues for its most recent fiscal year: $812,522

   The aggregate market value at March 24, 1998 of the Common Stock of the issuer, its only class of voting stock, was $23,562,023, of which $11,880,563 was held by non-affiliates, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System Small Cap Market on that date. Such market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

   The number of shares outstanding of the issuer's Common Stock as at March 24, 1998 was 14,360,515.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

   Transitional Small Business Disclosure Format  Yes [ ]  No [X]

===============================================================================

PART I
===============================================================================
ITEM 1.  BUSINESS.
                                  INTRODUCTION

   Xybernaut Corporation (the "Company") is engaged in the research, development and commercialization of mobile computer systems and related software solutions designed to enhance personal productivity, especially in commercial, industrial and military applications. The Company's current mobile computing product is the Mobile Assistant(R) 133P model, which is a full-function, body-worn, voice-controlled 133 MHz Pentium(R) computer with a head-mounted video display ("133P"). The Company expects to begin production of its next-generation 233 MHz Pentium(R) Mobile Assistant(R) ("MA IV") during fiscal 1998. With the speed, memory, processing, multimedia and communication capabilities of a desktop personal computer ("PC") in a lightweight unit, the Mobile Assistant(R) Series combines full-function PC features with hands-free operation and simultaneous user mobility. The Mobile Assistant(R) is a combination of hardware and software specifically designed for body-worn mobile computing (The "Mobile Assistant(R) Series"). The Mobile Assistant(R) Series with application software is designed to allow workers with minimal training to perform complex and time consuming tasks such as maintenance, repair and inspection of complex technological and mechanical systems, retrieval and analysis of medical information from remote locations, and coordination of remote commercial and industrial activities and military field operations, in a more efficient manner than current technology allows. Purchasers of the Mobile Assistant(R) Series have included, among others, AT&T, NTT (Nippon Telegraph and Telephone), Eaton Corporation, Fujitsu, Battelle Memorial Institute, Mitsubishi, Rockwell International, Lockheed Martin, and the United States Army. In March 1996, Rockwell International, which manufactured the computing unit utilized in the Mobile Assistant(R), licensed from the Company the right to manufacture and market mobile computers utilizing certain intellectual property and related technical know-how which has been developed by the Company.

   The Mobile Assistant(R) Series can utilize technologically advanced features such as real time two-way video and audio communications through radio frequency transmissions, integrated cellular linkups, global positioning system tracking capabilities and access to information through the Internet and World Wide Web. The head-mounted display unit ("HMD") includes a two-way audio system, weighs less than 16 ounces and currently presents a monochrome image that is approximately equivalent to that of a 15" VGA monitor at a distance of approximately two feet. The body-worn computing unit is designed to allow operation in environmental conditions in which conventional portable computers could not previously operate, weighs less than three pounds and is capable of running software applications designed for Microsoft(R) Windows(R) 3.11, Windows(R) 95, Windows(R) NT(TM), DOS and SCO UNIX(R).

   The Company offers two software products that can be used on the Mobile Assistant(R) or conventional desktop or laptop computers. The Company's linkAssist(TM) software allows users to develop applications that uses speech navigation to link data together regardless of the format of the data or where it is stored, preventing the need to change, convert or reenter the existing information. The webAssist(TM) software offered by the Company allows voice navigation of HTML document links such as those found on the World Wide Web and intranets.

   The Company was incorporated in Virginia as Contemporary Products & Services, Inc. in November 1990 and changed its name to Computer Products & Services, Inc. in November 1992. In April 1996 the Company merged with Xybernaut Corporation, a Delaware corporation, in order to change its name and reincorporate in Delaware. In July 1996, the Company acquired 100% of the issued and outstanding shares of Tech International of Virginia, Inc. ("Tech Virginia"). Tech Virginia is the former Virginia business unit of Tech International, Inc. In December 1994, Tech spun-off its Virginia business unit as Tech Virginia, and Tech Virginia was thereafter incorporated in Delaware in June 1994.

   To keep investors informed of the Company's future plans and objectives, this Annual Report on Form 10-KSB (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to profit from the

Mobile Assistant(R) as expected (see "Products and Product Development"), the Company's ability to meet competition (see "Competition"), the Company's ability to maintain superior technological capability, foreseeing changes and continuing to identify, develop and commercialize innovative and competitive products and systems (see "Research and Development"), the Company's ability to penetrate different markets and successfully expand its market base (see "Marketing and Sales"), the Company's ability to attract and retain technologically qualified personnel, particularly in the areas of research and development (see "Employees"), and the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Annual Report on Form 10-KSB).

                               INDUSTRY OVERVIEW

   Since the introduction of the first large mainframe computers in the 1950's, there has been an ongoing evolution in computer hardware to reduce size and increase performance and functionality. The commercialization of mobile computing products combined with significant increases in the number and scope of software applications has resulted in a multi-billion dollar market. The Company sees the next phase in this evolution to be body-worn, voice-activated computers, which will provide hands-free portability. The Company believes that the potential to develop a substantial market for its mobile computing hardware and software products is demonstrated by the substantial historic and projected growth in all forms of mobile and portable computers.

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

                               BUSINESS STRATEGY

   The Company's objective is to be the leading provider of voice-activated, hands-free mobile computing systems and related software to enhance productivity in a wide variety of applications for commercial, industrial and military customers. To achieve this objective, the Company intends to pursue the following strategies:

   DEVELOP AND STRENGTHEN STRATEGIC ALLIANCES. The Company has established and intends to continue to establish strategic alliances with selected Value-Added Resellers ("VARs"), Original Equipment Manufacturers ("OEMs") and hardware, service and software vendors. The benefits that the Company receives from these associations include access to a larger potential customer base, complementary technologies, reduced capital investment through utilization of outside resources, and access to manufacturing expertise and efficiencies of world-class manufacturers. The Company has been pursuing, and will continue to pursue, additional strategic associations to enhance its product offerings and expand its marketing activities.

   PROVIDE CUSTOM SOFTWARE SOLUTIONS FOR DIVERSE CUSTOMER NEEDS. The Company intends to continue the development, or acquisition of, software that enables its customers to more rapidly create customized software applications for use with the Mobile Assistant(R) Series and on conventional PCs. This software will be designed to provide prepackaged application expertise that incorporates the end user's existing programs, procedures and technical documentation, thereby permitting the cost-effective development of productivity-enhancing software applications by customers. The Company believes that revenues from software will become an important contributor to operating margins in the future.

   PENETRATE TARGET MARKETS THROUGH OEMS, VARS, DISTRIBUTORS, AND DIRECT SALES. The Company believes that its mobile computing technology is especially well suited for the repair and maintenance of complex commercial, industrial and military equipment and facilities. The Company intends to penetrate its target markets through effective use OEMs, VARs and distributors that demonstrate comprehensive market knowledge in those markets. Through the use of approved OEMs, VARs, and distributors, the Company intends to leverage internal marketing and sales resources, and achieve rapid foreign and domestic market penetration resulting in a diversified customer base.

   ACHIEVE AND MAINTAIN TECHNOLOGY LEADERSHIP. The Company is committed to achieving and maintaining technological superiority of the Mobile Assistant(R) Series and its other mobile computing products through the continuous reassessment of product performance and the utilization and integration of state of the art hardware and software technologies. The Company believes that the substantial expenditure of time and effort in developing the Mobile Assistant(R) Series has resulted in a set of core competencies which provide the Company with a solid foundation in the hands-free, mobile computing industry. The Company intends to maintain this advantage through ongoing research and development, which will ensure that the Mobile Assistant(R) Series will continue to provide a full range of PC capabilities, including two-way video communication and access to the Internet, intranets, remote databases and other computerized reference resources.

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

   LEVERAGE CORE COMPETENCIES. The Company believes its core competencies, which have been developed since its inception, are the integration and adaptation of innovative computer hardware and software technologies into hands-free mobile computing products that enhance end user productivity. The Company will seek to expand applications for its technologies and to capitalize on the breadth of its expertise by assisting its customers in the development of new hardware and software products. Consistent with this strategy, the Company will continue to focus on integration of hands-free mobile computing hardware with internally developed, or acquired, software applications and hardware products.

                        PRODUCTS AND PRODUCT DEVELOPMENT

   In order to address the market, which the Company believes exists for body-worn mobile computers, the Mobile Assistant(R) Series has been designed with four key features:

    - Compact, lightweight and rugged hardware specifically designed for mobile, body-worn use

    - Easy to use human interface

    - Voice command control

    - Head-worn miniature display

   COMPACT HARDWARE FOR MOBILE, BODY-WORN USE. The 133P currently utilizes primarily off-the-shelf miniaturized hardware components in a body-worn computing package weighing under three pounds. Design features for the 133P currently include:

    - Intel Pentium(R) 133 MHz  processor with 256 KB L2 cache

    - Extended Data Output ("EDO") RAM (currently ranging from 32 Mb to 128 Mb)

    - Internal hard disk (currently ranging from 1.4 Gb to 2.1Gb)

    - Protected internal dual PC Card readers using CardBus (industry-standard peripheral cards)

    - Enclosure to allow use in a wide range of environmental conditions

    - Advanced-technology lithium-ion battery

    - Serial, parallel, keyboard, external VGA monitor, printer and infrared (industry standard IrDA) ports

    - Compatibility with DOS, Windows(R) 3.11(TM), Windows(R) 95, Windows(R) NT(TM) and SCO UNIX(R) operating systems

    - Integrated pointing device (mouse)

   The Mobile Assistant(R) Series are full-featured "Wintel" PCs, which can readily be used as a desktop PC and allows for the incorporation of a wide range of capabilities including portable CD ROM readers bar code readers, battery-operated printers, still and motion video cameras, global positioning technologies, cellular and radio frequency communications and interfaces for medical and test equipment.

   VOICE COMMAND CONTROL. The Mobile Assistant(R) supports state-of-the-art voice recognition software, hardware and algorithms to communicate digitized speech as input to the processor through an integrated analog-to-digital/digital-to-analog circuit. Significant user training generally is not required because the operable vocabulary is created in advance to be recognizable by a wide range of users. The system can be programmed to "learn", on the fly during real-time field use. The speaker-independent approach works well for the menu and button-driven programs used in the Mobile Assistant(R). System accuracy is improved greatly since the words and phrases for each menu screen can be predetermined and used to limit recognition ranges to the screen at hand. The combination of voice recognition and head-worn display provides the user of the Mobile Assistant(R) with hands-free access to information and the ability to apply this information to operations and tasks with direct lines of sight and tactile access.

   HEAD-WORN MINIATURE DISPLAY. The 133P uses a lightweight HMD designed by the Company, which currently is offered in monochrome 640 X 480 pixel (VGA) 256 gray scale resolution. It is anticipated that this display will be offered by the Company in color VGA starting in the quarter ending December 31, 1998, and thereafter displays are expected to be offered in monochrome 800x600 pixel
(SVGA), color SVGA, 1280 X 1024 pixel resolution, and eventually in color resolutions exceeding those planned for High-Definition TV. All displays are approximately one square inch in size and use advanced optics to present an image to the user that is equivalent to a 15" desktop monitor at a distance of two feet. These displays are available in monocular form, and can be worn on a mounting device similar to a runner's visor or sunglasses, or on helmets, hardhats, soft baseball caps or similar headgear. These high quality, miniature displays present information in a heads-mounted display format without completely occluding vision.


                              MARKETING AND SALES

MARKETS

  The Company's marketing efforts are designed to increase awareness of and demand for its products in the commercial, industrial and military markets. The following are examples of selected horizontal and vertical markets that initially are being, or will be, addressed by the Company:

     COMMERCIAL MAINTENANCE AND REPAIRS. Information from the United States Bureau of Labor Statistics and Bureau of Census indicates that as of 1996 there were more than 5,460,000 commercial mechanics and technicians in the United States, all of which the Company believes are potential users of the Mobile Assistant(R) Series and the Company's other products. There are many sources of savings available from use of the Mobile Assistant(R) Series and the Company's other products in maintenance and repair operations such as: less formal training is required for a similar level of performance, the time required for diagnostic and repair tasks is reduced as "just in time" refreshers and improved technical information can be provided, and personnel can address a wider range of complex tasks or products with the same level of basic training. While these savings can be realized in most industries, the Company anticipates that these savings will be most immediate and apparent in those industries that require a large investment in equipment and machinery, including the transportation, automotive, construction, power generation, health services, agriculture and the military. In industries such as construction or mining, the Company believes downtime on critical equipment can cost up to $75,000 or more per day. Accordingly, a reduction measured in minutes or hours of downtime in these industries can, in the Company's view, provide ample cost justification for a Mobile Assistant(R). The telecommunications industry is expected to be a prime candidate for mobile computing systems given the industry's complex technologies, increased competition and assets spread over a wide geographic area. The Mobile Assistant(R) can provide needed knowledge to workers on the top of a telephone pole, at a remote relay station or in a conduit tunnel. Crew locations can be monitored and coordinated in the field with the Mobile Assistant(R) through optional global positioning system technology. Crews at remote locations can consult with experts using two-way audio and/or video communications.

     HEALTHCARE. According to the National Center for Health Statistics, in 1995 the United States spent approximately 13.6% of the U.S. Gross Domestic Product, or approximately $1 trillion, on healthcare, with an estimated 25% of such expenses consumed by administrative expenses. According to the National Center for Health Statistics, United States, 1994, the United States has over 6,000 hospitals and over 540 health maintenance organizations. According to the United States Department of Labor, in 1994 there were approximately 4,714,000 healthcare workers in the United States. The Company believes that many of the current processing and data systems used in healthcare, both in institutions and in the field, are not well developed or integrated and that hands-free mobile computing systems could reduce expenses and increase efficiency in this industry. The Mobile Assistant(R) is believed to present great potential in field medical operations by providing on-board and remote diagnostics, audio and/or video communication with doctors for emergency procedures, and transmission of locations for helicopter pickup through global positioning systems integrated into the Mobile Assistant(R). Another anticipated benefit of the Company's hands-free mobile computing technologies is that fewer healthcare personnel will be needed to perform complex tasks. By providing remote delivery of medical information, the Company's hands-free mobile computing systems can become a key component within both managed care and telemedicine organizations, which are two key submarkets developing within the healthcare industry.

     EDUCATION. The Company believes that its mobile computing systems are well suited for educational applications. The Mobile Assistant(R) is especially suited for hands-free applications, such as laboratory work, field research and dissections and has the potential to serve as a mobile student workstation. In addition, it can provide an ideal computing and control platform for special education and handicapped needs.

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

     The United States military's increasingly sophisticated weapon systems require volumes of operational and technical manuals and have dramatically increased the importance of maintenance. The United States Army has purchased the Mobile Assistant(R) and has tested its use in the maintenance and repair of the AH64 Apache Attack helicopter. The Apache can send and receive maintenance data via an industry standard electrical interface which can be read by an optional interface for the Mobile Assistant(R). Operating and performance data can be downloaded directly from the Apache and the Mobile Assistant(R) can be used to diagnose existing and potential maintenance and repair problems. The Company anticipates that manufacturers of complex military and commercial equipment increasingly will incorporate integrated data collection and transmission capabilities into their technologies to reduce downtime, repair and maintenance related costs.

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

MARKETING

  Because the Company's products are frequently combined with products from other manufacturers to form integrated information systems, the Company believes that it is more effective to sell principally through VARs with defined market niche expertise and presence as well as to end users. In preparation for the introduction of the MA IV, the Company is negotiating terms with several specialized distributors for higher volume distribution of the MA
IV. The Company believes that by forming relationships with VARs, OEMs and specialty distributors who supply various submarkets and types of end users, serve customers or have in-place sales and distribution channels that identify new customers and sales opportunities, the Company is able to reach end users more rapidly in a variety of industries.



  To ensure VAR, OEM and distributor capabilities, the Company intends to offer detailed in-house training sessions to prepare and update personnel for field sales and training. In addition, the Company is developing comprehensive sales and operations manuals to be used by VARs, OEMs and distributors.

  The Company's marketing and sales employees are responsible for implementing direct marketing plans and sales programs, coordinating sales activities with VARs, distributors, OEMs and customer service.

SALES AND BACKLOG

  As of December 31, 1997 the Company had sold and delivered approximately $1.8 million of Mobile Assistant(R) systems since its commercial introduction, and had a purchase order backlog of approximately $50,000 which the Company anticipates will be shipped prior to June 30, 1998, although there can be no assurance of shipment by such date. The Company does not believe that backlog is currently a reliable indicator of future sales since most sales tend to book and ship within the same quarter as order sizes have been relatively small to date. The Company expects that in the future, backlog will emerge as an indicator of future sales as order sizes increase. Customers who have placed orders for units in the past include, among others, AT&T, NTT (Nippon Telegraph and Telephone), Eaton Corporation, Fujitsu, Battelle Memorial Institute, Mitsubishi, Rockwell International, Lockheed Martin, and the United States Army. Purchase orders are cancelable by the customers without penalty and are not binding upon the customer.

LICENSE GRANTED TO ROCKWELL INTERNATIONAL BY THE COMPANY

  In March 1996, Rockwell International (together with its wholly-owned subsidiary Rockwell Collins, "Rockwell"), which manufactured the computing unit utilized in the 486 model of the Mobile Assistant(R), and the Company entered into a non-exclusive five-year license agreement (the "License Agreement"). Pursuant to the License Agreement, Rockwell has been granted the nonexclusive worldwide (excluding Germany and Japan) rights to manufacture, sell, distribute, lease or repair under the Rockwell name portable computers meeting certain operating specifications utilizing and limited to the technical information and intellectual property (including patent) rights which have been developed by the Company as of the effective date of the License Agreement with regard to the Mobile Assistant(R). The License Agreement provided for initial consideration of $1,695,000, which consisted of $300,000 in cash and the release of the Company from an obligation to pay Rockwell $1,395,000 pursuant to a purchase order between the Company and Rockwell. In addition, Rockwell is obligated to pay royalty payments to the Company through August 31, 2001 for each product Rockwell sells under this license. Pursuant to the License Agreement, Rockwell is obligated to provide the Company with computing units meeting certain specifications on price, performance and delivery terms no less favorable than offered by Rockwell to any other customer. Upon the termination of the License Agreement pursuant to its terms, Rockwell will receive an irrevocable, unrestricted, perpetual license to certain of the Company's intellectual property rights related to mobile computers including data, designs, methodology, processes and procedures as granted in, and as of the effective date of, the License Agreement, with the exception of manufacturing rights in Germany and Japan.

  The initial cash payment of $300,000 was originally recorded as deferred licensing revenue and was being recognized as revenue on a straight-line basis over the five-year term. During the quarter ending September 30, 1997, Rockwell informed the Company that as a result of the restructuring of the business operations for Rockwell, it had elected to not continue with its business activities under the license. Given Rockwell's stated intent to not to continue conducting business operations under the license, the remaining deferred licensing revenue of $220,000 at June 30, 1997 was recorded as revenue in the third quarter.

License Granted to the Company by Data Disk

   During 1997, the Company entered into a series of agreements with Data-Disk Technology, Inc., a Virginia-based company, that produces a memory product known as the Data Disk that consists of a non-volatile memory chip encapsulated in a rugged polymer casing slightly smaller than a soldier's "dogtag" that is highly resistant to temperature and environmental conditions. The Company's management believes that the Data Disk provides an ideal storage medium for body-worn computer applications, especially those that involve a large number of people, inspection sites or equipment. These tags can be used to store information such as medical history, repair history or other data unique to an individual or piece of equipment and from which information can be read by inserting the tag into a reader that fits in the existing PC card slots on all models of the Mobile Assistant(R). The U.S. Department of Defense is evaluating the Data Disk and competing technologies to replace the current system of stamped metal dogtags for soldiers. Under the agreements with Data Disk, the Company received an exclusive, perpetual worldwide license to use and sell present and future Data Disk technology for user-supported (wearable) computing applications, and, together with Ed Nixon Davis (see "Consultants"), a license to manufacture Data Disk technology in Germany and Japan, and a nonexclusive worldwide license to make, use and sell Data Disk technology for applications that are not user supported. In exchange for this license to manufacture, the Company is required to pay a one-time fee and royalty payments. In exchange for a license to sell and use Data Disk technology, the Company paid $100,000 during the year ended December 31, 1997 and is obligated to pay $100,000 in installments during the year ended December 31, 1998.

The Company is engaged in negotiations with Data Disk to reduce the payments required by the Company under these licenses and to increase the period of time over which these payments are to be made, but the outcome of those negotiations can not be assured.

License Granted to the Company by Texas Instruments

   In December 1997, the Company entered into an agreement with Texas Instruments ("TI") under which the Company received a non-exclusive license to sell the TI DAGGER voice engine and TI VoiceVoyager voice enabled command, control and navigation technologies as part of the Company's software products on a royalty-per-unit basis. These technologies from Texas Instruments form the core of the Company's webAssist(TM) product.

SBS Agreement

   In June 1997, the Company entered into an agreement with SBS Vertrieb GmbH of Boelbingen Germany ("SBS") under which the Company received an exclusive royalty-bearing license to use and sell any software or hardware developed by the SBS developed for body-worn computing and a non-exclusive license to use and sell any other software or hardware developed by the SBS. The SBS is a consortium of over thirty technology companies that was established by Mercedes Benz, IBM, Hewlett Packard and local German government to foster the growth of such companies. Two members of the SBS provide sales, marketing and technical support for the Company under written consulting agreements and during the twelve months ended December 31, 1998, the Company sold products to the SBS.

Siemens Manufacturing License

   In April 1997, the Company entered into an agreement with Siemens Nixdorf Informationssysteme AG of Munich, Germany ("Siemens"), under which the Company granted a license to Siemens to manufacture computer systems pursuant to purchase orders setting forth technical specifications, prices, terms and conditions. Although no such purchase orders have been granted to date, the Company intends to have Siemens develop and manufacture ruggedized versions of the Mobile Assistant(R) and/or versions intended for use in hazardous environments such as mining, petroleum extraction and the like.


                                 KEY SUPPLIERS

   The Company currently has subcontracted the manufacture of the body-worn computing unit, headset and battery portions of the 133P to third-party vendors. These components are assembled and integrated with the software applications for the Mobile Assistant(R) at the Company's headquarters. In June 1997, the Company reached an agreement with Matrix Corporation ("Matrix") for the manufacture of 5,000 units of the body-worn computing unit of the 133P ("June Agreement"). Under this agreement, Matrix purchased and managed parts and components inventory, manufactured computer boards, and assembled and tested the body-worn computing unit of 133P. Matrix also provides warranty coverage and warranty service for the body-worn unit. In December 1997, this agreement was replaced by an agreement ("December Agreement") by both parties that reduced the size of the initial order, established milestones for payments, and provided for the direct assumption by the Company for certain components that are acceptable to the Company and which can be used to complete additional units. The Company's management believes that Matrix has not complied with the terms of the December Agreement and has withheld payment under that agreement until such time as compliance has been achieved. On March 19, 1998, Matrix filed suit against Xybernaut regarding payments under the December Agreement (See "Legal Proceedings").

   The Company has designed a proprietary HMD for the 133P that was being manufactured by Greenway Engineering using purchased and fabricated parts. Greenway was contracted to purchase and manage parts and components inventory, manufacture computer boards, and assemble and test the HMD of the Mobile Assistant(R), as well as obtain Federal Communications Commission certification
for the Mobile Assistant(R) system.   For the MA IV system, the Company has
entered into supplier relationships with Sony Digital Products and Shimadzu, among others (see "Production").

  Although the Company believes there are multiple sources for many parts and components, the Company currently depends heavily on its current suppliers. Although management believes that the Company could adapt to any supply interruptions, such occurrences could necessitate changes in product design or assembly methods for the Mobile Assistant(R) Series and cause the Company to experience temporary delays or interruptions in supply while such changes are incorporated. Further, because the order time for certain components may range up to approximately three months, the Company also could experience delays or interruptions in supply in the event the Company is required to find a new supplier for any of these components. Any disruptions in supply of necessary parts and components from the Company's key suppliers could have a material adverse effect on the Company's results of operations. Any future shortage or limited allocation of components for the Mobile Assistant(R) could have a material adverse effect on the Company.

                                   PRODUCTION

  The Company has a manufacturing agreement with Sony Digital Products, a subsidiary of Sony Corporation based in Nagano, Japan, for the manufacture of the MA IV, which is scheduled to begin full production in the quarter ending December 31, 1998. Shimadzu Corporation, a supplier of head-mounted displays and other commercial technology products based in Kyoto, Japan, has been engaged by the Company to develop and manufacture a color HMD for use with the MA IV. Most of the parts and components for the Mobile Assistant(R) are off-the-shelf PC components that are available in high quantity from multiple vendors. The Company currently uses a monochrome Active Matrix Liquid Crystal Display ("AMLCD") from one supplier in its HMD and has been notified by that supplier that the monochrome AMLCD has been discontinued and is being replaced
by a color AMLCD.   The Company's management believes that there are sufficient quantities available of this monochrome AMLCD to meet currently forecast requirements for the 133P system until the MA IV system is introduced. If the start of full-scale production of the MA IV model of the Mobile Assistant(R) is delayed past the quarter ending December 31, 1998, such delay will have an adverse effect on revenues for the twelve months ending December 31, 1998.
(See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

                                   WARRANTIES

  The Company currently provides customers with a parts and labor warranty for one year. Warranty services for the 133P are provided by Matrix and warranty services for the Company's HMD are provided by Greenway Engineering, except for the AMLCD, which is provided by its manufacturer.

                                  COMPETITION

  The Company anticipates that ultimately it will face widespread competition from other portable computing systems manufacturers. Several other companies are engaged in the manufacture and development of body-mounted or hand-held computing systems which can also compete with the Mobile Assistant(R) Series, including CDI, Teltronics (a subsidiary of Interactive Solutions Inc.), ViA Inc., Texas Microsystems, Telxon, Norand, Raytheon and others. Personal digital assistants and laptop and notebook computers also are products that could compete against the Mobile Assistant(R) Series. Some of these computers are manufactured by major domestic and foreign computer manufacturers which possess far more resources than the Company and can be expected to compete vigorously with the Company for the market at which the Mobile Assistant(R) Series is directed. There can be no assurance the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

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

  In May 1996, Xybernaut was successful in the reexamination and the Patent Office issued a Notice of Intent to Issue Reexamination Certificate and Reexamination Reasons for Patentability/Confirmation with respect to the issues raised by the request for reexamination, wherein it concluded that the Company's claims are patentable with respect to the issues raised by the request for reexamination. In April 1996 the Company received notification that a second reexamination request had been filed with the Patent Office by the same competitor that had initiated the prior reexamination, and in September 1996 the Company received a notification from the Patent Office entitled "office action in reexamination," which indicates that certain claims under the patent were subject to reexamination and were preliminarily rejected. In November 1996, the Company filed a written response to the request for reexamination and preliminary rejection. The second re-examination has been concluded and the Patent Office indicated that the Company was successful in the reexamination and sent the Company a "Notice of Intent to Issue Reexamination Certificate" indicating that the Patent Office ruled in the Company's favor. Subsequently on September 23, 1997, the Patent Office issued the Reexamination Certificate to the Company indicating successful results for the Company in the second re-examination. Most of the Company's revenue for the twelve months ended December 31, 1997 and 1996 were derived from products included within the scope of the patent.

  The Company has notified several of its competitors of the existence of the Patent, which the Company's counsel believes may have been infringed by some of such competitors. The Company intends to take any and all appropriate measures, including legal action, necessary to maintain and enforce its rights under the Patent and to recover any damages suffered as a result of any alleged infringement.

  Since July 1996, the Company has filed fifteen patent applications covering various aspects of computers in general and wearable computers in particular. Of these fifteen applications, five additional patents have been issued, one patent has been allowed pending issuance and nine patents are pending. Most of these applications have also been filed in European countries, The People's Republic of China, Japan, Republic of Korea, Republic of China (Taiwan), Canada and Australia. All patents obtained by Company employees under pending and future applications have been and will be assigned to the Company under existing invention assignments.

   Notwithstanding the foregoing, there can be no assurance that the Company's pending patent applications will issue as a patents, that any issued patent will provide the Company with significant competitive advantages or that challenges will not be instituted against the validity or enforceability of any patent held by the Company. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial. There also can be no assurance that others will not independently develop similar or more advanced products, design patentable alternatives to the Company's products or duplicate the Company's trade secrets. The Company may in some cases be required to obtain licenses from third-parties or to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality agreements with its employees and consultants. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not be breached by employees or consultants or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

                            RESEARCH AND DEVELOPMENT

   Research and development expenditures for the year ended December 31, 1997 and for the year ended December 31, 1996 were $2,350,237 and $1,773,015, respectively. These expenditures consist primarily of personnel engaged in the research and design of new hardware and software products, test components, consulting fees, equipment and purchase software costs required to conduct the Company's development activities.

                           EMPLOYEES AND CONSULTANTS

   As of December 31, 1997, the Company had 38 full-time and 4 part-time employees, and had consulting arrangements with seven individuals or firms for advice and assistance on selected technical and business issues. Of the Company's full-time employees, 2 are executive officers, 11 are technical and administrative support employees, 7 are engaged in research and development, 6 are engaged in assembly and testing and 12 are engaged in sales and marketing. None of the Company's employees are represented by a union and management believes that the Company's relations with its employees are good.

   The Company has entered into a consulting agreement with Dr. Steven A. Newman, a director of the Company, whereby Dr. Newman has agreed to provide negotiating, strategic planning, financial advisory and general management services to the Company through December 31, 1998. The agreement originally provided for a fee of $1,000 per day or $5,000 per week for services performed pursuant to statements of work approved by the Company's President or Board of Directors. To minimize expenses to the Company under this contract, the agreement was subsequently modified to provide for a fixed monthly fee of $12,500 and a grant of 50,000 warrants, each to purchase one share of the Company's common stock, par value $0.01 ("Common Stock") at $2.61 per share and expiring on January 1, 2003. Dr. Newman's consulting agreement provides for an automatic three-year renewal unless terminated in writing by either party on or before October 31, 1998. Dr. Newman's consulting agreement also provides for termination at his option in the event of a change of control (which is defined as Edward Newman ceasing to serve as Chairman of the Company's Board of Directors or its President and Chief Executive Officer) and that upon any such termination Dr. Newman is entitled to at least two years of compensation pursuant to his agreement. Services rendered by Dr. Newman will be subject to periodic review by the Board of Directors. Dr. Newman received payments in 1997 for accrued salaries and expenses related to his employment with Tech Virginia and provides consulting services to Tech Virginia without contract at a fixed payment of $1,000 per month. During the twelve months ended December 31, 1997, Dr. Newman received $305,000 in consulting payments for the twenty four month period ended December 31, 1997 and received approximately $111,000 as reimbursement for expenses incurred by him during that period.

   In 1996, the Company entered into a two-year consulting agreement with Victor J. Lombardi whereby Mr. Lombardi agreed to provide business development and marketing services to the Company in exchange for warrants which entitle Mr. Lombardi to purchase 100,000 shares of Common Stock at $6.00 per share through December 31, 1999. For the year ended December 31, 1997, the Company recorded $125,489 in expense connected with the issuance of these warrants.

   During 1997, the Company paid approximately $172,000 as advances on commissions and expenses to Ed Nixon Davis for services provided to the Company in efforts to secure licensees, software developers and manufacturing partners in Europe, Middle East and Asia pursuant to a written agreement between Mr. Davis and the Company. In 1996, the Company paid approximately $35,000 in such advances for a total advance of approximately $207,000. During 1997, Mr. Davis played a role in the alliance between the SBS software center in Germany, obtaining a preliminary manufacturing agreement between the Company and Siemens Nixdorf and the license to the Company from Data Disk. As of December 31, 1997, a total of approximately $126,000 had been earned as commissions or deducted as expenses incurred in connection with these and other activities, leaving an unearned balance of approximately $82,000, which was to be applied to any commissions earned by Mr. Davis through March 31, 1998 as a value-added reseller. Pursuant to a written agreement between the two parties, any unearned balance remaining as of March 31, 1998 is to be converted into a payable from Mr. Davis to the Company at that time. Mr. Davis is an uncle of Frances C. Newman, the wife of Edward G. Newman, who serves as assistant secretary and manager of facilities and community relations for the Company.

   During 1997, the Company accrued, but did not pay, approximately $97,800 in salaries and automobile allowances payable to Eugene Amobi, a director of the Company, for services provided to Tech Virginia. As of December 31, 1997, the total amount accrued and owed for such items to Mr. Amobi was approximately $209,000, which was reduced by $25,000 paid to an entity affiliated with Mr. Amobi after December 31, 1997.

ITEM 2.  DESCRIPTION OF PROPERTY.

   The Company's office and development facility consists of 12,586 square feet located at 12701 Fair Lakes Circle, Fairfax, Virginia. The Company's current lease is for a three-year term expiring September 30, 1998 and requires monthly rent of approximately $21,000. As part of its efforts to reduce expenses, the Company plans to vacate a portion of this facility on April 1, 1998 and reduce the monthly rent to approximately $16,000.

   During the year ended December 31, 1997, the Company leased approximately 2,900 square feet located at 164 Townsend Street, San Francisco, California which was used as the Company's design and prototype center. The lease expires on September 1998 and requires monthly rent of $4,628 plus a pro-rata share of building utilities and services. The lease was renewable at the Company's option for an additional year period. As part of an effort to reduce its expense levels, the Company notified the owner of this property in March 1998 that the Company was terminating the lease early. The Company does not expect that it will incur any adverse economic impact for this early termination.

   To minimize lodging expenses for visiting employees and consultants, the Company leases an apartment located at 4401 Sedgehurst Drive, #301, Fairfax, Virginia 22033 pursuant to a month-to-month lease requiring monthly rent of $975, and an apartment at 11842 Federalist Way for a twelve-month period ending November 30, 1998 with a monthly rent of $1,099. The Company must give at least 45 days prior written notice before termination of the lease. The Company leased an apartment for the same purpose located at 12112 C Tall Shadows Lane, Fairfax, Virginia for a monthly rent of $935. This lease was terminated as of January 1, 1998.

   During the year ended December 31, 1997, the Company leased approximately 650 square feet of office space at FM Building 102, 7-39-5 Nishikamata, Ohta-ku, Tokyo 144, Japan, for use as its Far East representative office. The initial lease term is for two years ending April 1999 at a base rent of approximately $1,700 per month and is renewable at the Company's option for an additional two year period. Subsequent to year-end, the Company terminated this lease and moved its offices.

ITEM 3.  LEGAL PROCEEDINGS.

   On March 19, 1998, Matrix Corporation (see "Key Suppliers") filed a summons against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of the December Agreement by the Company; that the Company should return all goods shipped by Matrix under both the June Agreement and the December Agreement; that the Company did not intend to comply with the December Agreement and therefore the governing contract between the two entities should revert to the June Agreement. In addition, this summons requests that any damages incurred by Matrix as a result of this purported breach of contract be trebled. The Company and its legal counsel have initiated a thorough review of these allegations and intend to file a counterclaim against Matrix stating that Matrix failed to perform to the requirements of both the June Agreement and the December Agreement and that Xybernaut has been damaged by this failure to perform. While there can be no assurance of the outcome of this legal proceeding, The Company's management believes that the claims by Matrix are groundless and that the impact of this legal proceeding will not be adversely material to the Company's operations. The maximum amount payable by the Company under the December Agreement if Matrix performs defined tasks is approximately $250,000 and the maximum amount of inventory that could be assumed by the Company under the December Agreement is approximately $600,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   At the 1997 Annual Meeting of Xybernaut Stockholders held on Thursday, August 28, 1997, the following items were submitted to a vote by the common stockholders and were approved by a majority vote:

     1. An amendment to the Company's Bylaws to provide for the classification of the Board of Directors of the Company into three classes;

     2. The election of current directors of the Company with three directors being elected for a term of one year, three directors being elected for a term of two years and three directors being elected for a term of three years;

     3. An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 40,000,000 and the number of authorized shares of Preferred Stock from 5,000,000 to 6,000,000; and

     4. The Company's 1997 Stock Incentive Plan, which provides for up to 1,650,000 shares of the Company's Common Stock to be issued to key employees, consultants and directors of the Company.



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  On July 18, 1996, the Company successfully completed its IPO and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of Common Stock and one warrant ("Warrant") to purchase a share of Common Stock at $9.00 ("Unit"). Units were traded on the NASDAQ SmallCap Market from July 18, 1996 until August 20, 1996, at which time the Units were delisted from the exchange. The Common Stock and Warrants have traded separately on the NASDAQ SmallCap Market since July 29, 1997.

  As of December 31, 1997, there are approximately 2,000 holders of Common Stock. There have been no cash dividends paid on the Company's Common Stock to date and the Company does not anticipate the payment of dividends in the foreseeable future.

  The table below sets forth by quarter, for the year ended December 31, 1997, the high and low market prices of the Company's Common Stock and Warrants.



                                                    COMMON STOCK                   WARRANTS
                                               --------------------             ---------------
                                                 HIGH             LOW          HIGH         LOW
                                              ----------       --------      --------    ---------
                      1st Quarter 1996            --               --           --           --

                      2nd  Quarter 1996. . . . . .        --             --           --           --
                      3rd  Quarter 1996. . . . . .         12             4  1/2       6  1/4         1 3/8
                      4th  Quarter 1996. . . . . .          4 7/8         1  1/2       2  1/4           5/8

                      1st Quarter 1997 . . . . . .          4 11/16       1 29/32      1 11/32         13/32
                      2nd Quarter 1997 . . . . . .          3  1/2        1 5/16          7/16          3/16
                      3rd Quarter 1997 . . . . . .          5 9/16        2 3/8          23/32          3/16
                      4th Quarter 1997 . . . . . .          4             1 25/32        17/32          5/32



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

  The Company was incorporated as a Virginia company in October 1990 and commenced active operations in November 1992 as Computer Products & Services, Inc. to develop, manufacture and sell mobile computing systems. Since commencing operations, the Company has incurred significant operating losses. In April 1996, the Company was merged with Xybernaut Corporation in order to change the company name and reincorporate in Delaware. In July 1996, the Company successfully completed the initial public offering ("IPO") of its Common Stock and Warrants which are traded on the NASDAQ SmallCap Market.

      The first product to be commercialized by the Company is the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) Series. The first product in this series was introduced in 1994 and uses "486" based technology ("486 System") that was produced in a limited quantity and is no longer being manufactured. Product development has been based on the expectation of the Company that continued improvements in software for operating systems, applications and speech recognition software will require continued improvements in the performance and capabilities of the Mobile Assistant Series. Based on that expectation, the Company undertook a product development program that resulted in the second product offering in the Mobile Assistant(R) Series, which was introduced on a preproduction basis in January 1997 and which used "586" based technology ("Mobile Assistant(R) II System"). The Mobile Assistant(R) II was replaced by the third system in this product development program, which was introduced during the third quarter of 1997 and uses a Pentium(R) processor running at 133 MHz ("133P System"). The 133P System is tailored for those customers who require additional processing capacity for their applications, such as a body-worn server for wireless LAN applications, and also for those customers using new continuous speech recognition or phonetic recognition software that require higher processing speeds, such as that available from IBM Corporation, Dragon Systems, Inc., and Texas Instruments, among others. In the fourth quarter of 1997, the Company announced the fourth system in this product development program, the Mobile Assistant(R) IV ("MA IV"), which uses a Pentium chipset known as the "Tillamook" that runs at 233 MHz.

        Additional software products are being developed and are planned for development for use on the Mobile Assistant and other personal computers. In the third quarter of 1997, the Company announced the introduction of linkAssist(TM), a software product which provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to most any application without altering the original data. In the second quarter of 1998, the Company plans to announce webAssist(TM), a software product that allows voice navigation of HTML document links such as those found on the World Wide Web and intranets.

  The Company has derived its revenues from sales of the Mobile Assistant(R) Series, less volume discounts, and from consulting services related to the Mobile Assistant(R), application software for the Mobile Assistant(R), and other computer platforms. During the year ended December 31, 1997, the Company derived approximately 68% of its revenues from sales of the Mobile Assistant(R), as well as fees related to licensing agreements, and 32% of its revenues from consulting services. For the year ended December 31, 1996, the Company derived approximately 85% of its revenues from sales of the Mobile Assistant(R) and 15% of its revenues from consulting services and licensing revenues. In the future, the Company expects to derive additional revenues from the sale of software and additional optional components of the Mobile Assistant(R) Series. Revenues from sales to customers, VARs and OEMs are recognized when products are shipped. The Company's sales agreements generally do not involve any significant obligations to customers subsequent to delivery except as provided in separate service or support agreements. Revenues from future software sales will be recognized at the time the software master is delivered in accordance with Statement of Position No. 91-1. Cost of sales include the cost of components for the Mobile Assistant(R) Series, direct labor and overhead expense, manuals, diskettes and duplication, packaging materials, assembly, paper goods and shipping.

  The Company intends to continue expenditures on research and development of additional hardware and software products. Research and development activities consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional costs are capitalized until the software is ready for release. The Company started limited shipments of its linkAssist(TM) software late in the year ended December 31, 1997, but the costs eligible for capitalization under SFAS were immaterial during this period and were not capitalized. The Company expects such costs to be material during the coming fiscal year and expects to capitalize such costs during this period. Research and development expenses for the years ended December 31, 1997 and 1996 were $2,350,237 and $1,773,015, respectively, none of which was capitalized.

  The Company's consolidated financial statements, for all periods presented, include the results of operations of Tech Virginia, a wholly-owned subsidiary that supplies software and consulting services to the United States government and others. In July 1996, the Company exercised its option to purchase all of the capital stock of Tech Virginia and completed payments under this option during the year ended December 31, 1997. The consolidated financial statements contain eliminations for all material transactions between the Company and Tech Virginia for all periods presented.

  The Company's consolidated financial statements do not contain a provision for income tax expense due to net operating losses since inception. Subject to realization, the Company has generated net operating losses that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company (see Note 9 to Consolidated Financial Statements). At December 31, 1997, the Company had approximately $16,026,000 of net operating loss carry forwards for federal income tax purposes which expire in 2012. The use of these carry forwards may be limited in any one year under Internal Revenue Code
Section 382 if significant ownership changes occur.

  The Company is aware of the computing issues associated with the coming of the millennium (year 2000), most notably whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Based on preliminary investigations and the representations of several of its suppliers, the Company currently believes that computers and software used in its operations and sold by the Company are year 2000 compliant. The Company is working with its suppliers and customers to either verify year 2000 compliance or identify and execute appropriate changes to make such systems year 2000 compliant. The Company believes that the cost of completing any modifications for year 2000 compliance to the systems used or sold by the Company will not be material. However, there can be no assurance that the Company's suppliers will be correct in their assertions that their products are year 2000 compliant or that the Company's estimate of the cost of systems modifications for year 2000 compliance will prove ultimately to be correct.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated financial data as a percentage of revenues for the years ended December 31, 1997 and 1996.

                                                  YEAR ENDED             YEAR ENDED
                                                 DECEMBER 31,           DECEMBER 31,
                                             ----------------      -------------------
                                                     1997                   1996
                                             ----------------      -------------------
 Revenues  . . . . . . . . . . . .                   100.0%                   100.0%
 Cost of Sales . . . . . . . . . .                   150.8                    98.9
                                                 ---------               ---------
   Gross margin  . . . . . . . . .                   (50.8)                    1.1
                                                 ---------               ---------
 Operating expenses:
   Sales and marketing . . . . . .                   403.7                    131.9
   General and administrative  . .                   433.1                    197.4
   Research and development . . .                    289.3                    162.2
                                                 ---------               ----------
 Total operating expenses . . . . .                1,126.1                    491.5
                                                  --------               ----------
 Interest income, net  . . . . . .                   10.2                      11.2
                                                  --------               ----------
 Net loss  . . . . . . . . . . . .                (1,166.7)                  (479.1)
                                                  --------               ----------
 Provisions for preferred stock                       70.3                       -
                                                  --------               ----------
 Net loss applicable to holders of
  common stock . . . . . . . . . .                (1,237.1)%                 (479.1)%
                                                  ========               ==========


              YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     REVENUES. Revenues for the year ended December 31, 1997 were $812,522, a decrease of $280,819, or 26%, compared to $1,093,341 for the year ended December 31, 1996. Product revenues for the year ended December 31, 1997 were $555,522, a decrease of $373,210 or 40%, compared to $928,732 for the corresponding period in 1996. The reduction in product revenues for the year was related to the lower number of 133P Systems and Mobile Assistant(R) II Systems that were sold during that period, compared to the higher number of 486 Systems that were sold in the corresponding period in 1996. Consulting and license revenues for the year ended December 31, 1997 were $257,000, an increase of $92,391, or 56%, compared to $164,609 for the corresponding period in 1996. During the year ended December 31, 1997, the Company's licensee informed the Company that as a result of the restructuring of its business operations, the licensee had elected to not continue with its business activities under the license. A portion of the consideration received by the Company in March 1996 for granting this license was a $300,000 cash payment, which the Company recorded as deferred license revenue and was amortizing this amount over a five year period. Given the licensee's stated intent to not to continue conducting business operations under the license, the remaining deferred licensing revenue of $220,000 as of June 30, 1997 was recorded as revenue in the three months ended September 30, 1997.

      COST OF SALES. The cost of sales for the year ended December 31, 1997 was $1,225,572, an increase of $144,375, or 13%, compared to $1,081,197 for the year ended December 31, 1996. The cost of goods sold decreased commensurately with the decrease in product sales but was offset by charges of approximately $725,000 to reduce the carrying value of the computing unit for the 486 System and the Mobile Assistant(R) II to estimated market value and to reduce carrying values of several components of the Company's head-mounted displays to estimated market value.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the year ended December 31, 1997 were $2,350,237, an increase of $577,222, or 33%, compared to $1,773,015 for the year ended December 31, 1996. This increase reflects the Company's ongoing research and development efforts, including the addition of new personnel, the operation of the design center in California, the internal development of a head-mounted display, the development of the body-worn computing unit for the Mobile Assistant(R) II, the 133P and the MA IV, and software development.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the year ended December 31, 1997 were $3,280,256, an increase of $1,838,210, or 128%, compared to $1,442,146 for the year ended December 31, 1996. This increase resulted mainly from increases in personnel, related travel, infrastructure costs to support sales, VAR training programs, customer service, additional marketing programs to support the launch of new products, and public and investor relations efforts, and expenses related to the establishment of a representative office in Tokyo, Japan and negotiations with potential licensees in Far East and Europe, along with charges of approximately $253,000 related to a receivables whose collectability was deemed to be doubtful and were written off and an expense of approximately $125,000 related to the issuance of warrants to a consultant.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1997 were $3,518,868, an increase of $1,360,656, or 63%, compared to $2,158,212 for the year ended December 31, 1996. This increase resulted primarily from an increase in personnel, consulting, and travel expenses related to the expansion and continued development of the Company's infrastructure, and activities related to discussions regarding certain strategic partnerships and international operations.

  INTEREST INCOME, NET. Net interest income for the year ended December 31, 1997 was $82,545, an decrease of $40,148, or 33%, compared to net interest income of 122,693 for the year ended December 31, 1996. This decrease is primarily the result of lower average monthly cash balances in fiscal 1997 versus those during fiscal 1996, when cash was received from the Company's IPO.

     DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company's Series A Preferred Stock was issued on June 30, 1997 and accrues dividends at 5% per annum on the outstanding principal amount. The Company's Series B Preferred Stock was issued on November 11, 1997 and accrues dividends at 4% per annum on the outstanding principal amount. For the year ended December 31, 1997, the amount of accrued dividend was $82,905, with no comparable item for the corresponding period in 1996. In accordance with the Emerging Issues Task Force report from the Securities and Exchange Commission titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature", the value of the beneficial conversion feature was recognized for the Series A and Series B Preferred Stock, which will be accreted periodically as portions of the Series A and Series B Preferred Stock are convertible into Common Stock. The amount of this accretion for the year ended December 31, 1997 was $488,693, with no comparable item for the corresponding period in 1996. Additional paid in capital is reduced by the amount of accretion and preferred stock is increased by the amount of accretion, resulting in no impact on the overall amount of stockholder's equity.

  NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of Common Stock for the year ended December 31, 1997 was $10,051,564, an increase of $4,813,028, or 92% compared to $5,238,536 for the year ended December 31, 1996. Although the Company was subject to taxation during the year ended December 31, 1997 and the year ended December 31, 1996, the Company incurred net losses during these periods and no provision for taxes was made.

                        LIQUIDITY AND CAPITAL RESOURCES

  Since its inception until the completion of the IPO, the Company financed its operations from the private sale of its securities, from vendor credit and from short-term loans received from management, stockholders and others.

  From October 1994 to August 1995 the Company raised approximately $1,243,000 from the private sale of shares of Common Stock at $6.00 per share. In November 1995, the Company raised $1,505,000 through the private placement of convertible debentures and in April 1996, the Company raised $1,000,000 through a second private placement of convertible debentures. The Company received approximately $2,140,000 from these financings net of offering costs. The placement fees in respect of these financings were carried by the Company as interest-bearing loans and were repaid from the proceeds of the IPO and realized gross proceeds of approximately $13,280,000 and net proceeds of approximately $10,840,000 after related expenses.

      On June 30, 1997, the Company completed a $3 million private placement of an aggregate of 3,180 shares of the Company's Series A Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), and realized gross proceeds of $3,000,000 and net proceeds of approximately $2,762,000 after related expenses. The Series A Preferred Stock has a stated value of $1,000 per share and a holder of the Series A Preferred Stock is entitled to receive, if and when declared by the Company, a dividend equal to 5% of the stated value per share per annum, payable in shares of Common Stock or in cash, payable upon conversion of the Series A Preferred Stock. The Series A Preferred provides the Company with several redemption options and alternatively allows for the periodic conversion of portions of unredeemed Series A Preferred Stock over a one-year period ending June 30, 1998. Any Series A Preferred Stock outstanding on June 30, 1999 must be converted into Common Stock at that date.

       On November 12, 1997, the Company completed a $3 million private placement of an aggregate of 3,000 shares of the Company's Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), and realized gross proceeds of $3,180,000 and net proceeds of approximately $2,950,000 after related expenses. Subsequent to December 31, 1997, the Company completed a follow-on placement of its Series B Preferred and realized gross proceeds of $1,000,000 and net proceeds of approximately $950,000 after related expenses. The Series B Preferred Stock has a stated value of $1,000 per share and a holder of the Series B Preferred Stock is entitled to receive, if and when declared by the Company, a dividend equal to 4% of the stated value per share per annum, payable in shares of Common Stock or in cash, payable upon conversion of the Series B Preferred Stock into Common Stock. The Series B Preferred Stock into Common Stock also provides the Company with several redemption options and allows for the period conversion of portions of unredeemed Series B Preferred Stock over a five-month period from closing.

  For the year ended December 31, 1997, the Company's operating activities used cash of $10,062,427 compared to a use of $5,133,972 for the year ended December 31, 1996. The net use of cash during the year ended December 31, 1997 was primarily the result of a $9,479,966 net loss and cash used by inventory of $1,930,378, offset by a net increase in accounts payable and accrued expenses of $515,466 and depreciation and amortization of $277,299. Cash used by investing activities for the year ended December 31, 1997 was $866,228, which included $364,678 for the acquisition of property and equipment, $231,298 related to obtaining and maintaining patents and $270,252 in capitalized tooling costs. Proceeds from the Company's financing activities for the year ended December 31, 1997 were $5,606,054 which primarily consisted of $5,710,406 from the issuanceof the Company's Series A and Series B Preferred Stock, net of related fees, and $56,500 of proceeds from notes and loans, offset by payments on notes and loans totaling $72,232, and $16,667 for the remaining payment on the acquisition of Tech Virginia and repayment of loans. As a result of the above, cash and cash equivalents on hand as of December 31, 1997 was $952,366, a decrease of $5,322,601 from the $6,274,967 of cash on hand as of December 31, 1996.

  For the year ended December 31, 1996, the Company's operating activities used cash of $5,133,942. The use of cash by operations for the year ended December 31, 1996 was primarily the result of a $5,238,536 net loss combined with $354,871of cash used by inventories, $337,065 used by accounts receivable and $177,094 for prepaid and other assets, offset by an increase in accounts payable and accrued expenses of $177,619 and an increase in deferred licensing revenue of $250,000. Cash used by investing activities in the year ended December 31, 1996 consisted of $315,257 for the acquisition of property and equipment, $114,618 related to the acquisition of patents, and $106,738 of capitalized tooling and other assets. Proceeds from the Company's financing activities in the year ended December 31, 1996 consisted primarily of $13,282,500 raised at the Company's Initial Public Offering ("IPO") and $1,000,000 from the placement of

Convertible Debentures prior to the IPO, offset by fees of $2,561,149 and net loan repayments of $251,161.

   At December 31, 1997, the Company had no material capital commitments and working capital of $1,753,477. On March 19, 1998, Matrix Corporation (see "Key Suppliers") filed a summons against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of the December Agreement by the Company; that the Company should return all goods shipped by Matrix under both the June Agreement and the December Agreement; that the Company did not intend to comply with the December Agreement and therefore the governing contract between the two entities should revert to the June Agreement. In addition, this summons requests that any damages incurred by Matrix as a result of this purported breach of contract be trebled. The Company and its legal counsel have initiated a thorough review of these allegations and intend to file a counterclaim against Matrix stating that Matrix failed to perform to the requirements of both the June Agreement and the December Agreement and that Xybernaut has been damaged by this failure to perform. While there can be no assurance of the outcome of this legal proceeding, The Company's management believes that the claims by Matrix are groundless and that the impact of this legal proceeding will not be adversely material to the Company's operations. The maximum amount payable by the Company under the December Agreement if Matrix performs defined tasks is approximately $250,000 and the maximum amount of inventory that could be assumed by the Company under the December Agreement is approximately $600,000.

  The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of the Mobile Assistant(R), and expands its full sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the MA IV, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. To meet working capital needs, the Company intends to use funds from operations, to obtain a working capital line of credit, and/or complete additional financings. It is the opinion of the Company's management that additional funding arrangements are readily available to the Company and the execution of any such arrangement will depend on timing, market conditions and the final terms and conditions of such arrangements. Full production of the MA IV model of the Mobile Assistant(R) is expected to begin in the quarter ending December 31, 1998 and receivables from sales of the MA IV are expected to provide collateral for borrowing facilities at that point. Although there can be no assurance that such facilities will be available, the Company intends to seek to establish secured borrowing facilities at such time as appropriate collateral is available. The Company's management believes that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 1999. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from a working capital line of credit or from closing additional financings on terms acceptable to the Company.


                     POSSIBLE IMPACT ON NEAR-TERM REVENUES

  The Company has agreements with third-party suppliers to manufacture and supply the body-worn computing unit, the HMD and the batteries for the 133P and the MA IV. Production of the computing unit for the 133P has been substantially curtailed pending the introduction of the MA IV in the fourth quarter, although management believes that it can restart production to meet large orders. As a result, revenue growth is expected to be modest through the first three quarters of the year ending December 31, 1998, until full-scale production by these MA IV suppliers is started and these units are sold in volume, which is expected to begin in the quarter ending December 31, 1998. In the event that the start of full-scale production is delayed for any reason, revenues for the year ending December 31, 1998 will be adversely affected.


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

  The Company's gross revenues and allowable losses did not meet the Performance Targets for the 12-month period ending September 30, 1997, and the stock price did not meet the levels described above by that time. Pursuant to the terms of the escrow agreement, 300,000 of the Escrowed Shares were canceled, resulting in no earnings impact and a reduction in shares outstanding at that time of approximately 2.1%. Given the expected start of full-scale production of the MA IV in the quarter ending December 31, 1998, the Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the Performance Targets for the 12-month period ending September 30, 1998. Accordingly, the release of the escrow shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1998. If conditions are not met for release from escrow, then 750,000 shares of stock will be returned to the Company on September 30, 1998 and canceled, resulting in no earnings impact and a commensurately lower number of outstanding shares.

  Since the Company has reported losses, the loss per share for the Company is calculated using outstanding shares less shares held in escrow to avoid antidilution. Therefore, the cancellation of shares from escrow does not affect the reported loss per share.

ITEM 7.  FINANCIAL STATEMENTS.

                         INDEX TO FINANCIAL STATEMENTS

 Report of Independent Accountants . . . . . . . . . . . . . . . . . .                    F-1
 Consolidated Balance Sheets -- December 31, 1997 and 1996 . . . . . .                    F-2
 Consolidated Statements of Operations -- Years ended December 31, 1997 and
   December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .                    F-3
 Consolidated Statements of Stockholders' Equity -- Years ended December 31,
   1997 and December 31, 1996  . . . . . . . . . . . . . . . . . . . .                    F-4
 Consolidated Statements of Cash Flows -- Years ended December 31, 1997 and
   December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .                    F-5
 Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .                    F-6

                               AUDITOR'S OPINION

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Xybernaut Corporation and Subsidiary

  We have audited the accompanying consolidated balance sheets of Xybernaut Corporation and Subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xybernaut Corporation and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounted principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a net loss of $9,479,966 in 1997 and as discussed in Note 1 to the financial statements, is currently negotiating a commitment for an equity placement and a standby equity line. The Company's ability to draw upon this line of credit is contingent upon their ability to file and have the Securities and Exchange Commission declare effective a registration statement for these securities. In the event the Company can draw upon this standby equity line of credit, continuation of the business thereafter is dependent on the Company's ability to achieve a sufficient cash flow to meet its cash requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


McLean, VA
March 31, 1998

                             XYBERNAUT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                          ------------------------------
                                                                                             1997                1996
                                                                                          -----------        -----------
                                     ASSETS
 Current assets:
       Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .           $     952,366       $ 6,274,967
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .                 216,767           427,790
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,607,781           402,381
       Prepaid and other current assets  . . . . . . . . . . . . . . . . . . .                 334,245           197,711
                                                                                         -------------       -----------
           Total current assets  . . . . . . . . . . . . . . . . . . . . . . .               3,111,159         7,302,849
                                                                                         -------------       -----------
 Fixed assets:
       Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .                 505,695           323,828
                                                                                         -------------       -----------
 Other assets:
       Patent costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . .                 384,422           247,612
       Tooling costs, net  . . . . . . . . . . . . . . . . . . . . . . . . . .                 376,990           106,738
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 153,351            33,547
                                                                                         -------------       -----------
           Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .                 914,763           387,897
                                                                                         -------------       -----------
           Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   4,531,617       $ 8,014,574
                                                                                         =============       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
       Notes and loans payable . . . . . . . . . . . . . . . . . . . . . . . .           $      19,530       $     7,849
       Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 429,780           250,944
       Deferred licensing revenue  . . . . . . . . . . . . . . . . . . . . . .                       -            60,000
       Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 908,372           571,742
                                                                                         -------------       -----------
           Total current liabilities . . . . . . . . . . . . . . . . . . . . .               1,357,682           890,535
                                                                                         -------------       -----------
 Long-term liabilities:
       Notes and loans payable . . . . . . . . . . . . . . . . . . . . . . . .                       -            44,080
       Deferred licensing revenue  . . . . . . . . . . . . . . . . . . . . . .                       -           190,000
                                                                                         -------------       -----------
           Total long-term liabilities . . . . . . . . . . . . . . . . . . . .                       -           234,080
                                                                                         -------------       -----------
           Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .               1,357,682         1,124,615
                                                                                         -------------       -----------

 Commitments and contingencies

 Stockholders' equity:
       Preferred Stock, $.01 par value, 6,000,000 and 5,000,000 shares authorized in 1997 and 1996, respectively; 3,000 shares designated as Series A, 2,250 shares issued and outstanding; 3,180 shares designated as Series B, 3,180 issued and outstanding as of
           December 31, 1997, at net carrying value  . . . . . . . . . . . . .               4,193,355                 -
       Common Stock, $.01 par value Authorized: 40,000,000 shares in 1997 and
           30,000,000 in 1996 Issued: 14,360,515 shares in 1997 and
           14,259,112 in 1996  . . . . . . . . . . . . . . . . . . . . . . . .                 143,605           142,591
       Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .              17,181,329        15,520,245
       Deferred compensation   . . . . . . . . . . . . . . . . . . . . . . . .                 (91,511)                -

       Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .             (18,252,843)       (8,772,877)
                                                                                         -------------       -----------
           Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .               3,173,935         6,889,959
                                                                                         -------------       -----------
           Total liabilities and stockholders' equity                                    $   4,531,617       $ 8,014,574
                                                                                         =============       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED                     YEAR ENDED
                                                                         DECEMBER 31,                   DECEMBER 31,
                                                                              1997                           1996
                                                                  ----------------------          ----------------------
 Revenue:
       Product sales and leases  . . . . . . . . . . . .          $              555,522          $              928,732
       Consulting and license  . . . . . . . . . . . . .                         257,000                         164,609
                                                                  ----------------------          ----------------------
           Total revenue . . . . . . . . . . . . . . . .                         812,522                       1,093,341
 Cost of sales . . . . . . . . . . . . . . . . . . . . .                       1,225,572                       1,081,197
                                                                  ----------------------          ----------------------
           Gross profit (loss) . . . . . . . . . . . . .                        (413,050)                         12,144
 Operating expenses:
       Sales and marketing . . . . . . . . . . . . . . .                       3,280,356                       1,442,146
       General and administrative  . . . . . . . . . . .                       3,518,868                       2,158,212
       Research and development  . . . . . . . . . . . .                       2,350,237                       1,773,015
                                                                  ----------------------          ----------------------
           Total operating expenses  . . . . . . . . . .                       9,149,461                       5,373,373
                                                                  ----------------------          ----------------------
           Operating loss  . . . . . . . . . . . . . . .                      (9,562,511)                     (5,361,229)
 Interest income, net  . . . . . . . . . . . . . . . . .                          82,545                         122,693
                                                                  ----------------------          ----------------------
       Net loss  . . . . . . . . . . . . . . . . . . . .                      (9,479,966)                     (5,238,536)
                                                                  ----------------------          ----------------------

 Provision for preferred stock dividends   . . . . . . .                          82,905                               -

 Provision for accretion on preferred stock beneficial
 conversion feature  . . . . . . . . . . . . . . . . . .                         488,693                               -
                                                                  ----------------------          ----------------------
       Net loss applicable to holders of common stock  .           $         (10,051,564)         $           (5,238,536)
                                                                   =====================          ======================

 Per common share (basic and diluted):
       Net loss before provisions for preferred stock  .           $               (0.74)         $                (0.47)
       Total  provisions for preferred stock . . . . . .                           (0.04)                              -
                                                                  ----------------------          ----------------------
            Net loss applicable to holders of common
              stock  . . . . . . . . . . . . . . . . . .           $               (0.78)         $                (0.47)
                                                                   =====================          ======================

 Weighted average number of common shares
   outstanding (basic and diluted) . . . . . . . . . . .                      12,844,974                      11,121,594
                                                                   =====================          ======================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  TOTAL NUMBER OF SHARES             TOTAL VALUE OF SHARES
                                               COMMON           PREFERRED         COMMON         PREFERRED
                                               ------           ---------         ------         ---------
BALANCE, DECEMBER 31, 1995                        10,372,489                -        $103,725                -

Shares issued pursuant to IPO . . . . . . . .      2,415,000                -          24,150                -

Shares issued pursuant to conversion of
debentures  . . . . . . . . . . . . . . . . .      1,431,427                -          14,314                -

Shares issued pursuant to redemption of
warrants  . . . . . . . . . . . . . . . . . .         20,000                -             200                -

Shares issued for services and incentives . .         20,496                -             205                -

Acquisition of Tech Virginia  . . . . . . . .          (300)                -             (3)                -

Net loss  . . . . . . . . . . . . . . . . . .             -                 -              -                 -
                                                  ----------            -----       --------         ---------

BALANCE, DECEMBER 31, 1996  . . . . . . . . .     14,259,112                -     $ 142,591                  -


Issuance of Series A Preferred  . . . . . . .              -            3,000              -       $ 2,761,669

Partial conversion of Series A into
common  . . . . . . . . . . . . . . . . . . .        250,000            (750)           2,500        (690,417)

Cancellation of escrow shares of common
stock . . . . . . . . . . . . . . . . . . . .      (300,000)               -          (3,000)               -

Cancellation of accrued shares of common
stock . . . . . . . . . . . . . . . . . . . .        (1,747)               -             (17)               -

Issuance of Series B Preferred Stock  . . . .             -             3,180              -         2,948,737

Exercises of stock options  . . . . . . . . .        150,000                -           1,500                -

Value of beneficial conversion feature
on Series A and B Preferred Stock . . . . . .              -                -               -      (1,219,712)

Accretion of deemed dividend of
preferred stock . . . . . . . . . . . . . . .              -                -               -          488,693

Preferred stock dividend requirements . . . .              -                -               -                -

Issuance of warrants on Common Stock  . . . .              -                -               -                -

Compensation related to Common Stock
warrants  . . . . . . . . . . . . . . . . . .              -                -               -                -

Warrants issued in connection with
preferred stock offerings . . . . . . . . . .              -                -               -         (95,615)

Dividends on preferred stock paid with
common stock  . . . . . . . . . . . . . . . .          3,150                -              31                -

Net loss  . . . . . . . . . . . . . . . . . .              -                -               -                -
                                             ---------------- ---------------- --------------- ----------------

BALANCE, DECEMBER 31, 1997                        14,360,515            5,430       $ 143,605      $ 4,193,355
                                                  ----------            -----       ---------      -----------

                                                                                                                TOTAL
                                                   ADDITIONAL         ACCUMULATED          DEFERRED         SHAREHOLDER'S
                                                PAID-IN CAPITAL          DEFICIT        COMPENSATION           EQUITY
                                              -----------------    -----------------    ------------       ------------
BALANCE, DECEMBER 31, 1995                             $2,337,663        ($ 3,534,341)                 -      ($ 1,092,953)

Shares issued pursuant to IPO . . . . . . . .          10,818,337                   -                  -         10,842,487

Shares issued pursuant to conversion of
debentures  . . . . . . . . . . . . . . . . .           2,290,244                   -                  -          2,304,558

Shares issued pursuant to redemption of
warrants  . . . . . . . . . . . . . . . . . .              34,800                   -                  -             35,000

Shares issued for services and incentives . .              89,201                   -                  -             89,406

Acquisition of Tech Virginia  . . . . . . . .            (50,000)                   -                  -           (50,003)

Net loss  . . . . . . . . . . . . . . . . . .                  -           (5,238,536)                 -        (5,238,536)
                                                       ---------            ---------            -------         ---------

BALANCE, DECEMBER 31, 1996  . . . . . . . . .        $ 15,520,245        ($ 8,772,877)                 -         $6,889,959


Issuance of Series A Preferred  . . . . . . .                   -                   -                  -          2,761,669

Partial conversion of Series A into
common  . . . . . . . . . . . . . . . . . . .             687,917                   -                  -                  -

Cancellation of escrow shares of common
stock . . . . . . . . . . . . . . . . . . . .               3,000                   -                  -                  -

Cancellation of accrued shares of common
stock . . . . . . . . . . . . . . . . . . . .                  17                   -                  -                  -

Issuance of Series B Preferred Stock  . . . .                   -                   -                  -          2,948,737

Exercises of stock options  . . . . . . . . .                   -                   -                  -              1,500

Value of beneficial conversion feature
on Series A and B Preferred Stock . . . . . .           1,219,712                   -                  -                  -

Accretion of deemed dividend of
preferred stock . . . . . . . . . . . . . . .           (488,693)                   -                  -                  -

Preferred stock dividend requirements . . . .            (82,905)                   -                  -           (82,905)

Issuance of warrants on Common Stock  . . . .             217,000                   -         ($ 217,000)                 -

Compensation related to Common Stock
warrants  . . . . . . . . . . . . . . . . . .                   -                   -             125,489           125,489

Warrants issued in connection with
preferred stock offerings . . . . . . . . . .              95,615                   -                   -                 -

Dividends on preferred stock paid with
common stock  . . . . . . . . . . . . . . . .               9,421                   -                   -             9,452

Net loss  . . . . . . . . . . . . . . . . . .                   -        ($ 9,479,966)                  -       (9,479,966)
                                             --------------------- -------------------- ------------------ -----------------

BALANCE, DECEMBER 31, 1997                           $ 17,181,329        ($18,252,843)         ($ 91,511)       $ 3,173,935
                                                     ------------     ----------------         ----------       -----------





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED                YEAR ENDED
                                                                       DECEMBER 31,              DECEMBER 31,
                                                                           1997                      1996
                                                                      -------------           ----------------
 Cash flows from operating activities:
   Net loss..................................................      $      (9,479,966)            $     (5,238,536)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization .......................                277,299                      264,699
        Provision for write-down of inventory................                724,978                      202,440
        Provision for bad debts..............................                253,211
        Non cash charges for stock and options issued for
           services..........................................                125,489                       89,406
        Changes in assets and liabilities:
           Inventories.......................................             (1,930,378)                    (354,871)
           Accounts receivable...............................                (42,188)                    (337,065)
           Prepaid and other current assets..................               (136,534)                    (177,094)
           Other assets......................................               (119,804)                     (10,540)
           Accounts payable and accrued expenses.............                515,466                      177,619
           Deferred licensing revenue........................               (250,000)                     250,000
                                                                   -----------------             ----------------
      Net cash used in operating activities..................            (10,062,427)                  (5,133,942)
                                                                   -----------------             ----------------
 Cash flows from investing activities:
   Acquisition of property and equipment.....................               (364,678)                    (315,257)
   Acquisition of patents and related costs..................               (231,298)                    (114,618)
   Capitalization of tooling costs...........................               (270,252)                    (106,738)
                                                                   -----------------             ----------------
      Net cash used in investing activities..................               (866,228)                    (536,613)
                                                                   -----------------             ----------------
 Cash flows from financing activities:
   Proceeds from:
      Initial public offering................................                      -                   13,282,500
      Debentures.............................................                      -                    1,000,000
      Notes and loans........................................                 56,500                      340,000
      Preferred stock offerings, net.........................              5,710,406                            -
   Payments for:
      Notes and loans........................................                (72,232)                    (591,161)
      Acquisition of Tech Virginia...........................                (16,667)                     (33,334)
      Initial public offering and debenture fees                                   -                   (2,561,149)
      Other..................................................                (71,953)                           -
                                                                   -----------------             ----------------
      Net cash provided by financing activities..............              5,606,054                   11,436,856
                                                                   -----------------             ----------------
 Net increase (decrease) in cash and cash equivalents........             (5,322,601)                   5,766,301
 Cash and cash equivalents, beginning of period..............              6,274,967                      508,666
                                                                   -----------------             ----------------
 Cash and cash equivalents, end of period....................      $         952,366             $      6,274,967
                                                                   =================             ================

 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest...............      $           7,124             $         71,750
                                                                   =================             ================

 Supplemental disclosure of non-cash financing activities:
      Common stock issued for services rendered..............      $               -             $         89,406
                                                                   =================             ================
      Deferred compensation in connection with stock
            warrants granted.................................      $       217,000              $              -
                                                                   =================             ================
      Issuance of warrants in connection with
            preferred stock offering.........................      $         96,615              $              -
                                                                   =================             ================
      Common stock issued for preferred stock dividend
            requirements.....................................      $          9,421              $              -
                                                                   =================             ================

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             XYBERNAUT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FINANCING:

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

FINANCING

        The Company has received a commitment for an equity placement of $1 million and a standby equity line of $10 million and is in the process of finalizing these arrangements. The Company's ability to draw upon this line of credit is contingent upon its ability to file and have the Securities and Exchange Commission declare effective a registration statement for these securities. In the event the Company can draw upon this standby equity line of credit, continuation of the business thereafter is dependent on the Company's ability to achieve a sufficient cash flow to meet its cash requirements. This commitment expires on April 14, 1998. It is the opinion of the Company's management that such funding arrangements are readily available to the Company and the execution of any such arrangements is a decision that will depend on timing, market conditions and the final terms and conditions of such arrangements. Production of the MA IV model of the Mobile Assistant(R) is expected to begin in the quarter ending December 31, 1998, and receivables from sales of the Mobile Assistant(R) are expected to provide significant collateral for borrowing facilities at that point. Although there can be no assurance that such facilities will be available, the Company intends to seek to establish secured borrowing facilities as soon as appropriate collateral is available. The Company's management believes that the combination of cash on hand, operating cash flows, and additional outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

INVENTORIES:

  Inventories, consisting principally of component parts held for resale, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. As of December 31, 1997 and 1996, the allowance to reduce inventory balances to net realizable value was $724,978 and $202,440, respectively. Most of the reserves and writedowns in inventory values result from the introduction of new products and technology resulting in a reduction or loss of value of older products or technology. The sales prices of the 133P model of the Mobile Assistant(R) will be monitored in light of the introduction of the MA IV model and reserves will be taken as appropriate if the value of the 133P inventory is determined to have been impaired. At this point, the Company's management does not believe that the value of the 133P model has been significantly impaired by the introduction of the MA IV.

PROPERTY, EQUIPMENT, FURNITURE AND FIXTURES:

  Property, equipment, furniture and fixtures are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:


             Equipment....................     3-5 years
             Furniture and fixtures.......     5 years
             Demonstrator units...........     2 years
             Leasehold improvements.......     3 years

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

TOOLING COSTS:

  Tooling costs consist of reimbursed expenses to third-party vendors for molds to be used exclusively in the manufacturing of the Company's proprietary head-mounted display ("HMD") and the computing unit for the Mobile Assistant(R). Capitalized tooling costs will be transferred to inventory based on the estimated total number of HMDs and computing units to be produced from the molds. No costs have been transferred to inventory as of December 31, 1997.

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

REVENUE RECOGNITION AND WARRANTIES:

  Product sales are recorded on shipment pursuant to a valid customer purchase order. For equipment shipped under equipment rental or leasing agreements, revenue is recognized on a straight-line basis over the term of the rental or lease agreement. Consulting revenue is recognized as the services are performed pursuant to a written agreement with the client. The Company generally provides a one year warranty on parts. The Company's suppliers for the computing unit and the HMD provide the Company with similar warranties and as a result warranty reserves are immaterial.

RESEARCH AND DEVELOPMENT PROGRAMS:

  Research and development costs are charged to operations as incurred, including the cost of components purchased for testing and product development that are salable but are intended for development work only.

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

NET LOSS PER SHARE:

  Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is based on the weighted average number of outstanding shares of Common Stock. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into Common Stock. For all periods presented herein and for historical quarterly earnings per share amounts, diluted earnings per share is the same as basic earnings per share for the Company because the effects of such items were anti-dilutive given the losses incurred in such periods. Earnings per share for all periods presented conform to SFAS No. 128.

ESCROWED SHARES

  Escrowed shares, if any, are considered issued and outstanding and reported as such on the balance sheet. For purposes of computing the net loss per common and common equivalent share, they are not considered outstanding until the conditions for their release are met.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 1997 and 1996, because of the relatively short maturity of these instruments. The carrying value of the notes and loans payable approximated fair value as of December 31, 1997 and 1996, based upon market prices for the same or similar debt issues.

RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, "Reporting Comprehensive Income," requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of 1998. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.

3. PROPERTY AND EQUIPMENT:

   Property and equipment consists of the following:


                                       DECEMBER 31,
                                --------------------------
                                    1997          1996
                                ------------  ------------
 Equipment.................         $537,635    $227,068
 Furniture and fixtures....           74,207      44,814
 Demonstrator units........           53,144      53,144
 Leasehold improvements....          149,659     124,941
                                     -------    --------
                                     814,645     449,967
 Less accumulated
 depreciation..............        (308,950)    (126,139)
                                   --------     --------
                                    $505,695    $323,828
                                    ========    ========


  Depreciation expense for the years ended December 31, 1997 and 1996 was $186,761 and $80,231, respectively.

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

  Under the terms of these debentures, the Company had the right to redeem all debentures, at a price equal to 105% of principal, plus accrued interest, if the IPO had not occurred within one year after the closing date. The November 1995 Debentures and the April 1996 Debentures were to convert into Units upon a successful IPO by the Company at the rate of one Unit for each $1.75 in principal. The November 1995 Debentures and the April 1996 Debentures were converted into 1,431,427 Units on July 18, 1996, concurrent with the Company's IPO.

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

  In connection with this offering, the Company's officers and directors and certain stockholders deposited an aggregate of 1,800,000 shares of Common Stock of the Company in an escrow account ("Escrowed Shares"). The Common Stock in the escrow account is subject to release to such stockholders in increments over a three year period only in the event the Company's gross revenues and earnings (loss) per share for the twelve month periods ending September 30, 1997, 1998 and 1999 meet or exceed certain performance targets. If the performance targets are not met in any of the twelve month periods ending September 30, 1997, 1998, or 1999, the Escrowed Shares will be returned to the Company. In addition to the foregoing, all Escrowed Shares will be released to the shareholders if certain stock price targets are met. The market value of any Escrowed Shares held by officers, employees or consultants at the time they are released will be deemed to be additional compensation expense to the Company. The parameters for the September 30, 1997 release were not met and 300,000 shares were canceled from the Escrowed Shares.

OUTSTANDING COMMON STOCK:

   The Company's outstanding Common Stock is summarized below:


                                                                                      NUMBER OF SHARES ISSUED AND
                                                                DEC 31, 1997                  OUTSTANDING
                                                               -------------         -----------------------------
                                                    PAR                                       DECEMBER 31,
                                                   VALUE           NUMBER            -----------------------------
                                                    PER           OF SHARES
                                                   SHARE         AUTHORIZED               1997             1996
                                               ---------       ------------          -------------    -------------
 Xybernaut Corporation:
      Common Stock................             $    0.01            40,000,000           14,360,515      14,259,112
       Preferred Stock............                no par             6,000,000
            Series A Preferred stock              no par                                      2,250            --
            Series B Preferred stock              no par                                      3,180            --

  Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

  During the year ended December 31, 1996, the Company issued 100,000 warrants of Common Stock in exchange for services provided by an independent contractor, for which compensation expense of $125,489 was recorded for the year ended December 31, 1997. On June 30, 1997 and November 12, 1997, the Company granted to the underwriters of the Series A Preferred Stock and Series B Preferred Stock warrants to purchase a total of 97,860 shares of Common Stock at prices that range from $3.44 to $4.50 per share. For the year ended December 31, 1997, the Company recorded approximately $96,000 as a reduction of proceeds from these preferred stock offerings.

OUTSTANDING WARRANTS:

  At December 31, 1997, outstanding warrants pursuant to the IPO were 2,415,000 and outstanding warrants pursuant to the conversion of the November 1996 Debentures and the April 1997 Debentures were 1,431,427. These 3,846,427 warrants originally entitle the holder to purchase one share of the Company's Common Stock at an exercise price of $9.00 and expire on July 17, 1999. These warrants contain anti-dilution provisions that, upon issuance of the Series A Preferred Stock and the Series B Preferred Stock, have adjusted the number of shares that can be purchased with one warrant to $1.19, resulting in an effective exercise price of $7.55, and 4,583,402 shares that would be issued upon full conversion of the warrants.

6. STOCK OPTIONS:

  On April 18, 1996, the Board of Directors approved, effective January 1, 1996, the Company's 1996 Omnibus Stock Incentive Plan (the "Plan"). Under the Plan, the Company has reserved 650,000 shares of Common Stock for issuance of both incentive and non-qualified options, restricted stock awards and stock appreciation rights ("SARs"). The Plan is administered by the Compensation Committee of the Board of Directors. At the annual meeting of stockholders on August 28, 1997, Company stockholders approved the 1997 Stock Incentive Plan, which provides for up to 1,650,000 shares of the Company's stock. Under these plans, Options generally become exercisable, beginning one year after the date granted, in five equal annual installments. No option may be granted at a price less than the stock's fair market value on the date of the grant.

  Prior to the approved Plan, the Company's Board of Directors approved 250,000 of non-Plan stock options which become exercisable, beginning one year after the date granted, in five equal annual installments.

   Information on options is as follows:

                                                   SHARES                     RANGE OF                        WEIGHTED
                                                    UNDER                     EXERCISE                         AVERAGE
                                                   OPTION                      PRICES                       STRIKE PRICE
                                               ----------                 ----------------               ------------------
 Outstanding at December 31, 1995...              555,530                 $     0.01 - 6.00              $          2.62
 Granted ...........................              542,000                 $    2.00 - 12.00              $          3.25
 Exercised..........................                    -                                 -                            -
 Canceled ..........................             (103,600)                $            6.00              $          6.00
                                                 --------
 Outstanding at December 31, 1996...              993,930                 $    0.01 - 12.00              $          2.97
 Granted............................            1,033,300                 $     1.37 - 6.00              $          3.13
 Exercised..........................             (150,000)                $            0.01              $          0.01
 Canceled...........................             (249,800)                $     2.25 - 6.00              $          4.85
                                            -------------
 Outstanding at December 31, 1997...            1,627,430                 $     0.01 - 6.00              $          3.04
                                            =============

 Exercisable at December 31, 1997...              271,906                 $     2.25 - 6.00              $          3.55
                                            =============

        At December 31, 1997, weighted average remaining contractual life for options outstanding was 3.69 years. The fair value of the options granted during the years ended December 31, 1997 and 1996 was $1,246,600 and $1,504,643, respectively.

  In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") effective for fiscal years beginning after December 15, 1996. SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its Plan and, accordingly, does not recognize compensation expense.

  Had compensation expense for the Company's plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common and common equivalent shares outstanding would have been the pro forma amounts indicated below:

                                                     YEAR ENDED             YEAR ENDED
                                                    DECEMBER 31,           DECEMBER 31,
                                                        1997                   1996
                                                   --------------       -----------------
 Net loss -- as reported...............              $ (9,479,966)          $(5,238,536)
 Net loss -- pro forma.................              $(10,170,223)          $(5,508,736)
 Net loss per share -- as reported.....              $      (0.74)          $     (0.47)
 Net loss per share -- pro forma.......              $      (0.79)          $     (0.50)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 6.41% in 1997 and 5.92% in 1996; and expected lives of 3 years.

7. SIGNIFICANT CUSTOMERS:

  The percentages of total revenue from sales to customers in excess of 10% of the total for each period were as follows:

                        YEAR ENDED         YEAR ENDED
                       DECEMBER 31,       DECEMBER 31,
                           1997               1996
                     ------------      -----------------
 Customer A .......       34%                  64%
 Customer B .......         -                  24%
 Customer C .......       10%                    -

8. LICENSING AGREEMENT:

  In March 1996, the Company entered into a non-exclusive five-year licensing agreement with Rockwell International. Pursuant to this agreement, the Company was granted a price reduction of $1,395,000 related to a purchase order issued in 1996 and received an initial cash payment of $300,000 that was recorded as deferred licensing revenue and is being recognized as revenue on a straight-line basis over the five year term. Revenue of $50,000 related to this licensing agreement was recognized for the year ended December 31, 1996. During the year ended December 31, 1997, the Company's licensee informed the Company that as a result of the restructuring of its business operations, the licensee had elected to not continue with its business activities under the license. A portion of the consideration received by the Company in March 1996 for granting this license was a $300,000 cash payment, which the Company recorded as deferred license revenue and was amortizing this amount over a five year period. Given the licensee's stated intent to not to continue conducting business operations under the license, the remaining deferred licensing revenue of $250,000 as of December 31, 1996,was recorded as revenue in the year ended December 31, 1997.

9. INCOME TAXES:

  For the year ended December 31, 1997 no income tax benefit has been provided because the losses could not be carried back and realization of the benefit of the net operating losses carried forward was not assured.

  At December 31, 1997, the Company has approximately $16,026,000 of net operating loss carryforwards for federal income tax purposes. These losses expire in 2012. The use of these carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur in the future.

   Net deferred tax assets are comprised of the following:

                                                    DECEMBER 31,     DECEMBER 31,
                                                        1997             1996
                                                  ------------     ------------
 Excess of book over tax depreciation........         $   23,000       $   30,000
 Net operating loss carryforwards............          6,084,000        2,758,000
 Adjustment to accrual basis of accounting...            283,000           56,000
 Accrued vacation ...........................                 --           11,000
 Deferred revenue............................                 --           95,000
 Tax credit carryforwards....................             63,000           63,000
 Less valuation allowance....................         (6,453,000)      (3,013,000)
                                                      ----------       ----------
      Net deferred tax asset.................                 --               --
                                                      ==========       ==========

10. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS:

  During 1994 and 1996, the Company began leasing its operating facilities and certain equipment under various operating leases expiring on various dates through 2001. Future minimum payments under noncancelable operating leases at December 31, 1997 are:

                   YEAR ENDING DECEMBER 31,
                   ------------------------
                   1998  . . . . . . . . .   $ 289,614
                   1999  . . . . . . . . .      38,891
                   2000  . . . . . . . . .      21,202
                   2001  . . . . . . . . .       2,721
                   2002  . . . . . . . . .           -

  Total rental expense charged to operations for the year ended December 31, 1997 and for the year ended December 31, 1996 was $258,071 and $202,812, respectively.

PURCHASE AGREEMENTS:

  The Company has agreements with certain suppliers to purchase specialized parts and components necessary to produce the Mobile Assistant(R). Failure of any of these parties to comply with the terms and conditions of existing agreements could adversely affect the Company's ability to complete and deliver Mobile Assistant(R) units. The Company is engaged in discussions with the supplier of the computing unit for its 133P model of the Mobile Assistant(R) regarding direct assumption by the Company of certain components for the 133P currently held by this supplier. While the outcome of these discussions is not certain, if the Company were to assume ownership of the maximum amounts of these components, approximately $600,000 would be added to inventory and accounts payable would increase by the same amount.

PATENTS:

  The Company considers its patents, trade secrets, and other intellectual property and other proprietary information to be an important factor in its business prospects. In September 1995, the Company received a notification from the United States Patent and Trademark Office ("PTO") entitled "office action in re-examination" which indicated that the Company's claims under its existing patent for the Mobile Assistant(R) were subject to re-examination and had been preliminary rejected. During 1996, this preliminary rejection was overturned. In April 1997 a second re-examination request was filed with the PTO and the Company received a notification from the United States Patent and Trademark Office ("PTO") entitled "office action in re-examination" which indicated that the Company's claims under its existing patent for the Mobile Assistant(R) were subject to re-examination and had been preliminary rejected. During 1997, this preliminary rejection was overturned. In October 1996, the Company filed a patent application covering additional embodiments and extensions of the technologies used in the Mobile Assistant(R). In addition, eight additional patent applications have been filed with the PTO since the Company's IPO.

11. LEGAL PROCEEDINGS:

   On March 19, 1998, Matrix Corporation (see "Key Suppliers") filed a summons against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of the December Agreement by the Company; that the Company should return all goods shipped by Matrix under both the June Agreement and the December Agreement; that the Company did not intend to comply with the December Agreement and therefore the governing contract between the two entities should revert to the June Agreement. In addition, this summons requests that any damages incurred by Matrix as a result of this purported breach of contract be trebled. The Company and its legal counsel have initiated a thorough review of these allegations and intend to file a counterclaim against Matrix stating that Matrix failed to perform to the requirements of both the June Agreement and the December Agreement and that Xybernaut has been damaged by this failure to perform. While there can be no assurance of the outcome of this legal proceeding, The Company's management believes that the claims by Matrix are groundless and that the impact of this legal proceeding will not be adversely material to the Company's operations. The maximum amount payable by the Company under the December Agreement if Matrix performs defined tasks is approximately $250,000 and the maximum amount of inventory that could be assumed by the Company under the December Agreement is approximately $600,000.

12. RELATED PARTY TRANSACTIONS:

  The Company uses a director of the Company as its patent counsel and paid cash to this director for fees and reimbursement of expenses of approximately $276,000 in 1997 and for reimbursement of expenses of $93,250 in 1996. An individual who was a director of the Company through August 1997 was paid $20,750 during 1997 for consulting services pursuant to a contract between that director and the Company. A director of the Company serves as a consultant to the Company and during 1997 was paid $305,000 in consulting payments for the years 1996 and 1997 and $111,000 as reimbursement for expenses incurred during those two years. The Company accrued, but did not pay in cash, $97,800 in salaries and automobile allowances payable to a director of the Company for services provided to Tech Virginia. The Company paid $172,000 as advances on commissions and expenses to an individual consultant who is an uncle by marriage to the President of the Company. During 1997, the Company paid approximately $81,000 for sales and marketing consulting fees and expenses to two members of the SBS software center in Germany and the Company sold approximately $135,000 of products to the SBS software center during this period.

13. CONCENTRATION OF CREDIT RISK ARISING FROM CASH DEPOSITS:

  The Company's December 31, 1997 cash and cash equivalent balance includes approximately $1.0 million of cash invested in a pool of United States Government and Agency Securities. The amount in excess of insurance provided by the Federal Deposit Insurance Company is approximately $900,000.

14. SUBSEQUENT EVENTS:

  Subsequent to December 31, 1997, the Company issued an additional 1,060 shares of Series B Preferred Stock and received cash proceeds of approximately $981,000 from this issuance. Subsequent to December 31, 1997, 750 shares of Series A Preferred Stock and 845 shares Series B Preferred Stock were converted to 1,347,500 shares of Common Stock, pursuant to the terms of those issues. Subsequent to those conversions, there were 15,708,015 shares of Common Stock outstanding, 1,500 shares of Series A Preferred Stock outstanding, and 3,395 shares of Series B Preferred Stock outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

   The directors and executive officers of the Company are as follows:

                  NAME                   AGE                    POSITION
 ---------------------------            ----  -----------------------------------------
 Edward G. Newman ..............          54  President, Chief Executive Officer and
                                              Chairman
                                              of the Board of Directors
 John F. Moynahan...............          40  Senior Vice President, Chief Financial
                                              Officer,
                                              Treasurer and Director
 Martin Eric Weisberg, Esq.(4).           47  Secretary and Director
 Lt. Gen. Harry E. Soyster (Ret.)(1)      62  Director
 James J. Ralabate, Esq .......           70  Director
 Keith P. Hicks, Esq.(2).......           75  Director
 Steven A. Newman, M.D.(1)(2)             52  Director
 Phillip E. Pearce(1)(3).......           69  Director
 Eugene J. Amobi...............           52  Director

----------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee during 1997, resigned effective January 15, 1998
(4) Member of the Compensation Committee effective January 15, 1998

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

  JOHN F. MOYNAHAN joined the Company in October 1994, has served as a director since January 1996 and currently serves as the Company's Senior Vice President, Chief Financial Officer and Treasurer. From 1992 to 1994 Mr. Moynahan was Vice President and Treasurer of Joy Technologies Inc., a publicly-traded machinery and pollution control equipment manufacturer. From 1990 to 1992 he was Vice President and Chief Financial Officer of Sym-Tek Systems, Inc., a publicly-traded high technology company. Prior to that time, Mr. Moynahan was Treasurer of Fisher Scientific Group, Inc., a publicly-traded medical, health and research equipment manufacturer and distributor. Mr. Moynahan is a graduate of Colgate University (B.A. 1979) and New York University (M.B.A. 1982).

  MARTIN ERIC WEISBERG, ESQ. is a partner of the law firm, Parker Chapin Flattau & Klimpl, LLP, which serves as general counsel to the Company. Mr. Weisberg specializes in the areas of securities, mergers and acquisitions, financing and international transactions and has been in the private practice of law for 22 years. Mr. Weisberg is a summa cum laude graduate of Union College (B.A. 1972) and received his law degree from The Northwestern University School of Law
(1975), where he graduated summa cum laude, was Articles Editor of the Law Review and was elected to the Order of the Coif. Mr. Weisberg also attended The London School of Economics and Political Science.

  JAMES J. RALABATE, ESQ. has been a director of the Company since January 1996 and served as the Company's Secretary from XXXX to 1997. Mr. Ralabate has been in the private practice of patent law since 1982. Prior to that time, Mr. Ralabate was General

Patent Counsel for Xerox Corporation, responsible for worldwide patent licensing and litigation, and an examiner for the Patent Office. Mr. Ralabate is intellectual property counsel to the Company, and is a graduate of Canisius College (B.S. 1950) and The American University (J.D. 1959).

  LT. GEN. HARRY E. SOYSTER (RET.) has been a director of the Company since January 1996. He is currently Director of Washington Operations and Vice President of International Operations of Military Professional Resources, Incorporated. From 1988 until his retirement in 1991, Lieutenant General Soyster (Ret.) was the Director of the United States Defense Intelligence Agency. Prior to that time, he was Commander of the United States Army Intelligence and Security Command and a Deputy Assistant Chief of Staff for Intelligence, Department of the Army. Lieutenant General Soyster (Ret.) is a graduate of the United States Military Academy at West Point (B.S. 1957), Penn State University (M.S. 1963), the University of Southern California (M.S. 1973) and the National War College (1977).

  KEITH P. HICKS, ESQ. has been a director of the Company since July 1994 and currently is a principal in C&H Properties and the owner of Hicks Bonding Co., Hicks Auctioneering Co. and Hicks Cattle Company. Mr. Hicks is a graduate of the University of Denver (B.A.1954) and LaSalle University School of Law (L.L.B. 1969).

  STEVEN A. NEWMAN, M.D. has been a director of the Company since January 1996 and a consultant to the Company since January 1997. See "Business -- Employees and Consultants." Dr. Newman was Executive Vice President and Secretary of the Company from December 1994 through October 1996. Dr. Newman also provides business, management and administrative consulting services to medical groups. Dr. Newman was President of Fed American, Inc., a mortgage banking firm, from 1988 to 1991. Dr. Newman has been a director of Tech International since 1990, and a director of and a consultant to Tech Virginia since 1994. See "Certain Transactions." Dr. Newman is a graduate of Brooklyn College (B.A. 1967) and the University of Rochester (M.D. 1972). Dr. Newman is the brother of Edward G. Newman, the Company's President, Chief Executive Officer and Chairman of the Board of Directors.

  PHILLIP E. PEARCE has been a director of the Company since October 1996. Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates, Chairman and Director of Financial Express Corporation since 1990 and since 1988 has been a principal of Pearce-Henry Capital Corp. Prior to 1988 Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of RX Medical Services, Inc., a publicly-traded operator of medical diagnostic facilities and clinical laboratories, InfoPower International, Inc., a software development company and Starbase Company, a software development company. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and graduated from the Wharton School of Investment Banking at the University of Pennsylvania.

  EUGENE J. AMOBI has been a director of the Company since January 1997. Since 1983, Mr. Amobi has been President, a director and a principal stockholder of Tech International, which provides engineering, technical support and consulting services to government and domestic and international commercial clients. Mr. Amobi has been president and director of Tech Virginia since its spin-off from Tech International. Prior to 1983, Mr. Amobi was a Senior Engineer with E.I. DuPont de Nemours and a Managing Director of Stanley Consultants, an international engineering consulting firm. Mr. Amobi is a graduate of The Technion, Israel Institute of Technology (BS 1969), Princeton University (MS 1970) and Syracuse University (MBA 1973).

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

  DR. ANDREW HELLER is an advisor to the Board of Directors for a three-year term through May 5, 1998. Since 1989 Dr. Heller has been Chairman and Chief Executive Officer of Heller Associates, a consulting firm to high technology companies. From 1990 to 1993 Dr. Heller was Chairman and Chief Executive Officer of HaL Computer Systems, Inc., a software and hardware systems development company. From 1966 to 1989 Dr. Heller was employed by IBM (where he was the youngest person ever to be selected as an IBM Fellow) in a variety of positions including Corporate Director of Advanced Technology Systems, member of the Executive Committee on Technology, member of the Technical Review Board, and General Manager, Advanced Workstation Independent Business Unit. While at IBM, Dr. Heller created and ran the business unit that created the AIX (UNIX) operating system for IBM and the RISC RS/6000 family of workstations and servers, from which the current Power PC was developed. Dr. Heller is a director of Rambus, Inc., Cross/Z, Inc., Network Translation, Inc., EPR, Inc., Eco Instrumentation, Inc. and UDI Software, Inc. Dr. Heller has a three-year consulting agreement with the Company whereby Dr. Heller has agreed to provide strategic planning, business management, strategic product development and market and financial introduction services to the Company. See "Business -- Employees and Consultants."

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

  VICE ADMIRAL STEPHAN F. LOFTUS (RET.) retired from the United States Navy in May of 1994. Prior to that he served as the Deputy Chief of Naval Operations (Logistics). Vice Admiral Loftus held previous positions with the U.S. Navy as Commander, Fleet Air Mediterranean; Director, Office of Budget and Reports; and Director, Office of Program Appraisal. Vice Admiral Loftus presently serves as Executive Vice President of Quarterdeck Investment Partners, Inc. (specializing in merger/acquisitions) and The Spectrum Group (a strategic planning group). He consults for Lockheed Martin Corporation, SAIC, Johns Hopkins University -- Applied Physics Lab, Systems Planning Corporation, and Global Planning Corporation. He is on the Board of Directors of AMSEC, Inc. and LLD, Inc., and serves as a member of the Logistics Panel for the Defense Science Board. Also, Admiral Loftus serves as the Chairman of the Board of Trustees at NMCCG Foundation.

ITEM 10.  EXECUTIVE COMPENSATION
                             EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE. The following sets forth the annual and long-term compensation for services in all capacities to the (i) for the fiscal year ended December 31, 1997, for the nine month transitional year ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1994 of Edward
G. Newman, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, and (ii) for the fiscal year ended December 31, 1997, for the transitional year dated December 31, 1996 and the fiscal years ended March 31, 1996 and 1994 of John F. Moynahan, the Company's Vice President, Chief Financial Officer, Treasurer and a director. No other officer of the Company received annual salary and bonus exceeding $100,000 during the relevant periods.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                            ---------
                                                   ANNUAL COMPENSATION
                                               --------------------------
              NAME AND                                                         OPTIONS        ALL OTHER
         PRINCIPAL POSITION            YEAR        SALARY         BONUS       (SHARES)      COMPENSATION
 --------------------------           ------   -------------  ------------  ------------   -------------
 Edward G. Newman.................     1997    $211,211(1)(2)     $  0          0               $ 43,600 (3)
    President and Chief Executive      1996    $236,949(1)(2)     $  0          0               $  7,034 (3)
    Officer and Chairman of the        1995    $  112,500         $  0          0               $  7,011 (3)
    Board of Directors
 John F. Moynahan................      1997    $  142,083         $  0          0               $ 15,465 (3)
    Vice President, Chief              1996    $  139,688         $  0          0               $  5,517 (3)
    Financial                          1995    $  105,000         $  0          0               $  4,948 (3)
    Officer and Treasurer


-----------
(1) Compensation does not include $50,000 and $50,084 paid to Frances C. Newman, wife of Edward G. Newman in 1997 and 1996.

(2) Compensation for 1997 and 1996 includes $23,111 and $87,314 paid by Tech of Virginia, as payment of salaries and expenses in 1997 and payment of accrued salaries and expenses in 1996.

(3) Includes payment of non-accountable expense allowances and car allowances, but not reimbursement of expenses.

  OPTION GRANTS TABLE. The following table sets forth information on grants of stock options during fiscal 1997 to Dr. Steven A. Newman and Martin Eric Weisberg, Esq., directors. All such options are exercisable to purchase shares of Common Stock.

                                                   PERCENT OF TOTAL     EXERCISE OR
                               OPTIONS GRANTED    OPTIONS GRANTED TO    BASE PRICE
       NAME                        (SHARES)        EMPLOYEES IN YEAR     ($/SHARE)    EXPIRATION DATE
 ----------------             ---------------     ------------------   -----------    ----------------
 Dr. Steven A. Newman              50,000                6.4%            $2.6125      January 2, 2007
 Martin Eric Weisberg, Esq.        50,000                6.4%            $2.8125      August 28, 2007

FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                         NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED                     IN-THE-MONEY
                                                OPTIONS                              OPTIONS
                                          AT FISCAL YEAR-END                 AT FISCAL YEAR-END($)(1)
                               --------------------------------------    ------------------------------
       NAME                         EXERCISABLE         UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
 ----------------              ----------------       ---------------    ------------   ---------------
 Dr. Steven A. Newman                    0                50,000               0                0
 Martin Eric Weisberg, Esq.              0                50,000               0                0

  All of the foregoing options will vest pro-rata over the five-year period ending either in January 2002 for Dr. Steven A. Newman and or August 2002 for Martin Eric Weisberg, Esq. None of the foregoing options were exercisable within 60 days of December 31, 1997.

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

COMPENSATION OF DIRECTORS

  The Company currently does not pay or accrue salaries or consulting fees to outside directors for each board or committee meeting attended. While it is the Company's intention to establish such payments eventually, it does not anticipate doing so in the foreseeable future. Any payments when implemented will be comparable to those made by companies of similar size and developmental stage. The Company also has adopted an Omnibus Stock Incentive Plan in which directors are eligible to participate and the Company may use stock options to reward. See "Omnibus Stock Incentive Plan." Steven A. Newman, Andrew Heller, and Jacques Rebibo have entered into consulting agreements with the Company. See "Business -- Employees and Consultants."

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with Edward G. Newman and John F. Moynahan. Mr. Newman's employment agreement provides for a three-year term through December 31, 1998; initial annual base compensation of $150,000 subject to a minimum annual increase to $198,000 on January 1, 1997 and of at least the annual increase in the United States Consumer Price Index ("CPI") plus two percent annually thereafter, an annual cash bonus in an amount to be determined by the Board of Directors; and a $2,000,000 life insurance policy payable to his designated beneficiaries. Mr. Newman received payments in 1997 for accrued salaries and expenses related to his employment with Tech Virginia and continues to provide services to Tech Virginia without contract at a fixed payment of $1,000 per month with a $650 automobile allowance per month.

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

1996 OMNIBUS STOCK INCENTIVE PLAN

  The 1996 Omnibus Stock Incentive Plan (the "1996 Incentive Plan") was adopted by the Company's Board of Directors effective January 1, 1996. The 1996 Incentive Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options, stock appreciation rights ("SARs") and grants of shares of Common Stock subject to certain restrictions ("Restricted Stock") up to a maximum of 650,000 shares to officers, directors, employees and others. Incentive Stock Options can be awarded only to employees of the Company at the time of the grant. No options, SARs or restricted stock ("Restricted Stock") may be granted under the 1996 Incentive Plan subsequent to December 31, 2006.

  The 1996 Incentive Plan is administered by the Compensation Committee of the Board of Directors (subject to the authority of the full Board of Directors), which determines the terms and conditions of the options, SARs and Restricted Stock granted under the 1996 Incentive Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Messrs. Steven A. Newman, Soyster and Weisberg currently are the members of the Compensation Committee.

  The exercise price of all Incentive Stock Options granted under the 1996 Incentive Plan must equal at least the fair market value of the Common Stock on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company ("Substantial Stockholders"), the exercise price of Incentive Stock Options must be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the 1996 Incentive Plan shall be determined by the Compensation Committee. The term of any Incentive Stock Option granted under the 1996 Incentive Plan may not exceed ten years, or, for Incentive Stock Options granted to Substantial Stockholders, five years. The 1996 Incentive Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

  The 1996 Incentive Plan provides the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or relationship with the Company, all options terminate and no longer are exercisable unless termination is due to death or disability, in which case the options are exercisable within one year of termination.

  The 1996 Incentive Plan provides that upon a change in control of the Company, all previously granted options and SARs immediately shall become exercisable in full and all Restricted Stock immediately shall vest and any applicable restrictions shall lapse. The 1996 Incentive Plan defines a change of control as the consummation of a tender offer for 25% or more of the outstanding voting securities of the Company, a merger or consolidation of the Company into another corporation less than 75% of the outstanding voting securities of which are owned in aggregate by the stockholders of the Company immediately prior to the merger or consolidation, the sale of substantially all of the Company's assets other than to a wholly-owned subsidiary, or the acquisition by any person, business or entity other than by reason of inheritance of over 25% of the Company's outstanding voting securities. The change of control provisions of the 1996 Incentive Plan may operate as a material disincentive or impediment to the consummation of any transaction which could result in a change of control.

  The 1996 Incentive Plan provides the Board of Directors or the Compensation Committee discretion to grant SARs in connection with any grant of options. Upon the exercise of a SAR, the holder shall be entitled to receive a cash payment in an amount equal to the difference between the exercise price per share of options then exercised by him and the fair market value of the Common Stock as of the exercise date. The holder is required to exercise options covering the number of shares, which are subject to the SAR so exercised. SARs are not exercisable during the first six months after the date of grant, and may be transferred only by will or the laws of descent and distribution.

  The 1996 Incentive Plan also provides the Board of Directors or the Compensation Committee discretion to grant to key persons shares of Restricted Stock subject to certain limitations on transfer and substantial risks of forfeiture.

1997 OMNIBUS STOCK INCENTIVE PLAN

        The 1997 Omnibus Stock Incentive Plan (the "1997 Incentive Plan") was adopted by the Company's Board of Directors on April 10, 1997. The 1997 Incentive Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options, stock appreciation rights ("SARs") and grants of shares of Common stock subject to certain restrictions (collectively, "Awards") up to a maximum of 1,650,000 shares to officers, directors, key employees and others. Incentive Stock Options can be awarded only to employees of the Company at the time of the grant. No ISO may be granted under the 1997 Incentive Plan after April 9, 2007.

  The 1997 Incentive Plan is administered by the Board of Directors or a Committee of the Board of Directors, which determines the terms and conditions of the Awards granted under the 1997 Incentive Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Messrs. Steven A. Newman, Soyster and Weisberg currently are the members of the Committee.

  The exercise price of all Incentive Stock Options granted under the 1997 Incentive Plan must equal at least the fair market value of the Common Stock on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company ("Substantial Stockholders"), the exercise price of Incentive Stock Options must be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the 1997 Incentive Plan shall be determined by the Compensation Committee. The term of any Incentive Stock Option granted under the 1997 Incentive Plan may not exceed ten years, or, for Incentive Stock Options granted to Substantial Stockholders, five years. The 1997 Incentive Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

  The 1997 Incentive Plan provides the Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or relationship with the Company, options may be exercised only to the extent exercisable on the date of such termination (within three months), but not thereafter, unless termination is due to death or disability, in which case the options are exercisable within one year of termination.

  The 1997 Incentive Plan provides the Committee discretion to grant SARs to key employees, consultants and directors. Promptly after exercise of a SAR the holder shall be entitled to receive in chase, by check or in shares of Common Stock, an amount equal to the excess of the fair market value on the exercise date of the shares of Common Stock as to which the SAR is exercised over the base price of such shares, which shall be determined by the Committee

  The 1996 Incentive Plan also provides the Committee discretion to grant to key persons shares of restricted stock subject to certain contingencies and restrictions as the Committee may determine.

        As of December 31, 1997 a total of 1,627,430 options were outstanding under both the 1996 Incentive Plan and the 1997 Incentive Plan, each of which has an exercise price at least equal to the fair market value of the Common Stock on the date of grant. As of December 31, 1997, there were no SARs outstanding and there have been no grants of restricted stock other than 10,000 shares granted to a former officer of the Company. Most of the outstanding options vest on a pro-rata basis over a five-year period.

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

  The Escrowed Shares will be subject to incremental release only in the event the Company achieves the Performance Targets in the 12 months ending September 30, 1997, 1998 and/or 1999. In addition, upon achieving the Nasdaq Price Target at any time during the period ending September 30, 1999 all then Escrowed Shares will be released. If the Performance Targets are not met in any of the relevant 12-month periods (and the price of the Common Stock has not met or exceeded the price described above prior to the expiration of the applicable 12-month period), the Escrowed Shares in the amounts stated above will be returned to the Company and canceled. The earnings per share calculation will be based on the fully diluted earnings per share, but excluding shares issued pursuant to the Unit Purchase Option, extraordinary items, or any compensation expense charged to the Company related to the release of the Escrowed Shares. The determination of earnings per share will be made in accordance with generally accepted accounting principles and will be based on the financial statements of the Company filed pursuant to the Securities Exchange Act of 1934, as amended. Escrowed shares are not transferable or assignable although they may be voted by the holder.

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

  The Company's gross revenues and allowable losses did not meet the Performance Targets for the 12-month period ending September 30, 1997, and the stock price did not meet the levels described above by that time. Pursuant to the terms of the escrow agreement, 300,000 of the Escrowed Shares were canceled, resulting in no earnings impact and a reduction in shares outstanding
at that time of approximately 2.1%.   Given the expected start of full-scale
production of the MA IV in the quarter ending December 31, 1998, the Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the Performance Targets for the 12-month period ending September 30, 1998. Accordingly, the release of the escrow shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1998. If conditions are not met for release from escrow, then 750,000 shares of stock will be returned to the Company on September 30, 1998 and canceled, resulting in no earnings impact and a commensurately lower number of outstanding shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

PRINCIPAL STOCKHOLDERS

  The following table sets forth, as of December 31, 1997, certain information as to the beneficial ownership of the Common Stock of (i) each of the Company's directors and executive officers, (ii) directors and executive officers as a group, and (iii) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding Common Stock.

                                               AMOUNT OF
                                                 SHARES
                                              BENEFICIALLY        PERCENTAGE
              NAME(1)                            OWNED              OWNED
 -----------------------------             -----------         ----------
 Edward G. Newman(2)................        3,773,495              26.3%
 John F. Moynahan...................          128,333                 *
 Martin Eric Weisberg...............               --                --
 Lt. Gen. Harry E. Soyster (Ret.)...           23,884                 *
 James J. Ralabate..................           47,768                 *
 Keith P. Hicks.....................          351,575               2.4%
 Steven A. Newman(3)................        1,563,190              10.9%

 Eugene J. Amobi...................           286,610                2.0%
 Phillip E. Pearce.................                --                --
 Frances C. Newman(4)..............           776,950                5.4%
 Officers and directors (9 persons)         6,174,855               43.0%

----------
 *  Less than 1%

(1) The address for Messrs. Edward G. Newman and Moynahan and Mrs. Newman is 12701 Fair Lakes Circle, Suite 550, Fairfax, Virginia 22033; the address for Mr. Martin Eric Weisberg is 1211 Avenue of the Americas, New York NY 10036; the address for Mr. Steven A. Newman is 303 Avenida Cerritos, Newport Beach, California 92660; the address for Mr. Hicks is 4121 Roberts Road, Fairfax, Virginia 22032; the address for Mr. Amobi is 100 Jade Drive, Wilmington, Delaware 19810; the address for Mr. Ralabate is 5792 Main Street, Williamsville, New York 14221; the address for Mr. Pearce is 6624 Glenleaf Court, Charlotte, North Carolina 28270; and the address for Lt. Gen. Soyster (Ret.) is 1201 E. Abingdon Drive, Suite 425, Alexandria, Virginia 22314.

(2) Excludes 200,000 shares owned by an irrevocable trust for Mr. Newman's children and 580,000 shares owned by an irrevocable trust established by Mr. Newman. Excludes 776,950 shares owned by Mr. Newman's wife, Frances C. Newman. See footnote 6 below.

(3)      Excludes 100,000 shares owned by a trust for Dr. Newman's children.

(4)      Frances C. Newman is the wife of Edward G. Newman.

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

TECH INTERNATIONAL AND TECH VIRGINIA

  Simultaneous with the closing of the IPO, the Company acquired 100% of the issued and outstanding shares of Tech Virginia, which were owned by Messrs. Amobi, Edward G. Newman and Steven A. Newman, for $50,000 pursuant to a December 31, 1994 option agreement (the "Tech Virginia Option"). The Tech Virginia Option was executed together with an agreement pursuant to which Tech Virginia forgave the Company's net indebtedness of approximately $45,000 for services rendered and the Company retained Tech Virginia as its VAR and contracting agent for all sales to the United States government. The acquisition of Tech Virginia provides the Company with the intellectual property, technical capability, data and key personnel for portions of the data conversion, voice and presentation manager toolkits and the ability to bid Company products in United states government contracts requiring security clearances and to have Company products listed on approved United States Government purchasing lists. The terms of the Tech Virginia Option were negotiated between Mr. Amobi and the Company, and approved by the Company's disinterested directors. The final payment of $16,667 for the acquisition of Tech Virginia was paid during 1997.

PATENT

  In September 1996, the Company received a notification from the Patent Office entitled "office action in re-examination," which indicated that certain claims were subject to re-examination and were preliminarily rejected. The re-examination of the Patent was initiated as a result of a request from one of the Company's competitors. A second request for re-examination was received by the Company in April 1997. In July 1997, the Company was formally notified by the Patent Office that the Patent had been upheld with respect to the issues raised by the September 1996 re-examination. Mr. James J. Ralabate, a director of the Company, has advised the Company with respect to legal matters concerning the reexamination requests and other intellectual property matters. During the year ended December 31, 1997, the Company paid Mr. Ralabate fees and reimbursements of expenses of approximately $276,000 and during the year ended December 31, 1996, the Company paid Mr. Ralabate $136,000 as reimbursement of expenses.


MANAGEMENT PERSONNEL EMPLOYMENT AGREEMENTS WITH TECH VIRGINIA

  Messrs. Edward G. Newman, Steven A. Newman and Eugene Amobi each had employment agreements with Tech Virginia under which each of them was entitled to a salary and each was eligible to receive certain bonuses. The agreements with Messrs. Edward G. Newman and Steven A. Newman required each of them to devote only reasonable time and attention to Tech Virginia, provided their activities for Tech Virginia do not interfere with their obligations to the Company. Upon the acquisition of Tech Virginia by the Company, such employment agreements were terminated by agreement with Messrs. Newman, Newman, and Amobi. Messrs. Newman, Newman and Amobi have continued to provide services to Tech Virginia since the acquisition without contract but under similar terms and conditions as their terminated agreements.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

 EXHIBIT                                           DESCRIPTION
 -------              ----------------------------------------------------------------------



   3.1     -- Certificate of Incorporation of the Company.                                       *
   3.2     -- Bylaws of the Company.                                                             *
   4.1     -- Warrant Exercise Fee Agreement.                                                    *
   4.2     -- Form of Forfeiture Escrow.                                                        **
   4.3     -- Form of Unit Purchase Option between the Company and the Representative.           *
   4.4     -- Form of specimen certificate for Units.                                           **
   4.5     -- Form of specimen certificate for Common Stock.                                    **
   4.6     -- Form of specimen certificate for Warrants.                                        **
   4.7     -- Form of Warrant Agreement among the Company, the Representative, and the           *
                      Warrant Agent.
   4.8     -- Form of Debenture.                                                                 *
   10.1    -- December 31, 1994 Acquisition Agreement between the Company and Tech               *
                      Virginia.
   10.2    -- Form of Indemnification Agreement to be entered into between the Company and      **
                      each officer and director of the Company.
   10.3    -- Form of Employment Agreement between the Company and Edward G. Newman.            **
   10.4    -- Form of Employment Agreement between the Company and John F. Moynahan.            **
   10.5    -- November 30, 1994 Lease Agreement between Hyatt Plaza Limited Partnership          *
                      and the Company.
   10.6    -- March 22, 1996 Month-to-Month Tenancy Agreement between the Company and The        *
                      Original Tollhouse Historical Preservation Company.
   10.7    -- October 27, 1994 Residential Deed of Lease between the Company and Frank E.        *
                      and Heather H. Moxley.
   10.8    -- June 10, 1994 Rockwell International Corporation contract.                         *
   10.9    -- January 5, 1996 Kopin Corporation contract.                                        *
  10.10    -- June 19, 1996 License Agreement for Mobile Inspector software.                     *
  10.11    -- 1997 Omnibus Stock Incentive Plan.                                                 *
  10.12    -- May 5, 1996 Consulting Agreement with Andrew Heller.                               *
  10.13    -- November 20, 1996 Consulting Agreement with CMC Services.                          *
  10.14    -- Form of Consulting Agreement with Victor J. Lombardi.                             **
  10.15    -- March 29, 1996 License Agreement with Rockwell International Corporation.          *
  10.16    -- January 13, 1996 Manufacturing Agreement between Hi-Tech Manufacturing and       ***
                      the Company.
  10.17    -- December 30, 1996 Purchase Agreement between Adaptive Systems, Inc. and the      ***
                      Company.
  10.18    -- September 9, 1996 Employee Agreement between Will Stackhouse and the             ***
                      Company.
  10.19    -- December 10, 1996 Lease Agreement between Autumnwood Apartments and the          ***
                      Company.
  10.20    -- September 10, 1996 Lease Agreement between the Company and South Beach           ***
                      Warehouse, LLC.
  10.21    -- February 26, 1996 Purchase Order between Greenway Engineering and the            ***
                      Company.
  10.22    -- First Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr.
                      and the Company.                                                        ****
  10.24    -- Form of Agreement between Ed Nixon Davis and the Company.                       ****
  10.26    -- Form of Exclusive Licensing Agreement between Data Disk Technology, Inc.
                      and the Company.                                                        ****
  10.27    -- Form of Exclusive Licensing Agreement between SBS Vertrieb GmbH and the
                      Company.                                                                ****
  10.29    -- Lease Addendum between South Beach Warehouse, L.L.C. and the Company
                      regarding the premises known as 164 Townsend Street, Unit 03.           ****
  10.31    -- Form of Software Distribution Agreement between Multicosm LTD and the
                      Company.                                                                ****
  10.32    -- First Amendment to Office Lease Agreement between Hyatt Plaza Limited
                      Partnership and Tech International of Virginia, L.L.C.                  ****
   23.1    -- Consent of Baker & Hostetler.                                                     **
   23.2    -- Consent of Coopers & Lybrand L.L.P.                                                *
   24.1    -- Power of Attorney (included in signature page hereto).                             *
   27.1    -- Financial Data Schedule                                                          ***

----------
   * Incorporated by reference in the initial filing of the Company's Registration Statement on Form SB-2, No. 333-4156.

  ** Incorporated by reference in an amendment to the Company's Registration Statement on Form SB-2, No. 333-4156.

 *** Incorporated by reference in the filing of the Company's 1996 Annual Report on Form 10KSB, No. 0-15086.

****     Filed herewith.

REPORTS ON FORM 8-K

  The Company filed one Report on Form 8-K during the year ended December 31, 1997 in connection with the placement of the Series A Preferred Stock.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XYBERNAUT CORPORATION

                                    By: /s/ EDWARD G. NEWMAN
                                       ----------------------------------------
                                        Edward G. Newman
                                        President, Chief Executive Officer
                                        and Chairman of the Board of Directors

Date: March 31, 1998

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

            SIGNATURE                                        TITLE                                     DATE
 -------------------------------                 ------------------------                        -------------------
  /s/ EDWARD G. NEWMAN
 ----------------------------                    President, Chief Executive Officer and          March 31, 1998
 Edward G. Newman                                Chairman of the Board of Directors

  /s/ JOHN F. MOYNAHAN
 ---------------------------                     Vice President, Chief Financial                 March 31, 1998
 John F. Moynahan                                Officer, Treasurer and Director

  /s/ MARTIN ERIC WEISBERG
 ----------------------------                    Secretary and Director                          March 31, 1998
 Martin Eric Weisberg

  /s/ LT. GEN. HARRY E. SOYSTER
 ----------------------------                    Director                                        March 31, 1998
 Lt. Gen. Harry E. Soyster

  /s/ JAMES J. RALABATE
 ----------------------------                    Director                                        March 31, 1998
 James J. Ralabate

  /s/ KEITH P. HICKS
 ----------------------------                    Director                                        March 31, 1998
 Keith P. Hicks

  /s/ STEVEN A. NEWMAN
 ----------------------------                    Director                                        March 31, 1998
 Steven A. Newman

  /s/ PHILLIP E. PEARCE
 ----------------------------                    Director                                        March 31, 1998
 Phillip E. Pearce

  /s/ EUGENE J. AMOBI
 ----------------------------                    Director                                        March 31, 1998
 Eugene J. Amobi