Form 10QSB
period 1998-03-31
XYBERNAUT CORP
filed 1998-05-15
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q SB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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

                             YES____     NO ____

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

                             YES____     NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

              Class                                  Outstanding at May 14, 1998
Common stock - $0.01 par value                               19,622,946

                                      INDEX




                                                                            PAGE

COVER PAGE                                                                   1

INDEX                                                                        2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                  Consolidated Balance Sheets                                3
                  Consolidated Statements of Operations                      4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Consolidated Financial Statements                 6

         Item 2 - Management's Discussion and Analysis of
                  Results of Operations and Financial Conditions             8

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                                  18

                              XYBERNAUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                       ASSETS                                   March 31, 1998   December 31,
                                                                 (unaudited)        1997
                                                                 ------------    ------------
Current assets:
   Cash and cash equivalents                                     $    446,024    $    952,366
   Accounts receivable                                                178,661         216,767
   Inventories                                                      1,589,025       1,607,781
   Prepaid and other current assets                                   332,316         334,245
                                                                 ------------    ------------
         Total current assets                                       2,546,026       3,111,159
                                                                 ------------    ------------

Fixed assets:
   Property and equipment, net                                        481,521         505,695

Other assets:
   Patent costs, net                                                  392,566         384,422
   Tooling costs, net                                                 451,050         376,990
   Other                                                              148,197         153,351
                                                                 ------------    ------------
         Total other assets                                           991,813         914,763
                                                                 ------------    ------------
               Total assets                                      $  4,019,360    $  4,531,617
                                                                 ============    ============

                         LIABILITIES AND
                       STOCKHOLDERS' EQUITY
Current liabilities:
   Notes and loans payable                                       $       --      $     19,530
   Accounts payable                                                   381,159         429,780
   Accrued expenses                                                 1,031,763         908,372
                                                                 ------------    ------------
         Total current liabilities                                  1,412,922       1,357,682
                                                                 ------------    ------------
         Total liabilities                                          1,412,922       1,357,682
                                                                 ------------    ------------

Commitments and contingencies

Stockholders' equity:

      Preferred  Stock, $.01 par  value, 6,000,000 shares
            authorized; 3,000 shares designated as Series A,
            1,500 and 2,250 shares issued and  outstanding  as
            of March 31, 1998 and December 31, 1997,
            respectively; 4,180 and 3,180 shares designated as
            Series B, 3,240 and 3,180 shares issued and
            outstanding as of March 31, 1998 and December 31,
            1997, respectively, at net carrying value               3,880,823       4,193,355

      Commonstock, $.01 par value, 40,000,000 shares
            authorized; 15,745,727 and 14,360,515 issued and
            outstanding  as of March 31, 1998 and December 31,
            1997, respectively                                        157,457         143,605
      Additional paid-in capital                                   18,346,488      17,181,329
      Deferred compensation                                           (36,167)        (91,511)
      Accumulated deficit                                         (19,742,163)    (18,252,843)
                                                                 ------------    ------------
         Total stockholders' equity                                 2,606,438       3,173,935
                                                                 ------------    ------------
         Total liabilities and stockholders' equity              $  4,019,360    $  4,531,617
                                                                 ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                1998            1997
                                                                           ------------    ------------
Revenue:
   Product sales and leases                                                $    127,227    $     95,426
   Consulting and license                                                          --            15,000
                                                                           ------------    ------------
       Total revenue                                                            127,227         110,426

Cost of sales                                                                   107,571         151,561
                                                                           ------------    ------------
       Gross profit (loss)                                                       19,656         (41,135)

Operating expenses:
   Sales and marketing                                                          495,105         759,540
   General and administrative                                                   651,680         991,411
   Research and development                                                     367,356         631,921
                                                                           ------------    ------------

       Total operating expenses                                               1,514,141       2,382,872
                                                                           ------------    ------------
       Operating loss                                                        (1,494,485)     (2,424,007)

Interest income, net                                                              5,164          41,356
                                                                           ------------    ------------
   Net loss                                                                  (1,489,321)     (2,382,651)
                                                                           ------------    ------------

Provision for preferred stock dividends accrued                                  35,902            --
Provision for accretion on preferred stock beneficial conversion feature        374,225            --
                                                                           ------------    ------------
   Net loss applicable to holders of common stock                          $ (1,899,448)   $ (2,382,651)
                                                                           ============    ============

Per common share (basic and diluted):


   Net loss before provisions for preferred stock dividend and accretion   $      (0.10)   $      (0.19)
   Total provisions for preferred stock dividend and accretion                    (0.03)           --
                                                                           ------------    ------------
       Net loss applicable to holders of common stock                      $      (0.13)   $      (0.19)
                                                                           ============    ============


Weighted average number of common shares outstanding (basic and diluted)     15,168,238      12,459,112
                                                                           ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                            1998           1997
                                                                        -----------    -----------
Cash flows from operating activities
   Net loss                                                             $(1,489,321)   $(2,382,651)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
           Depreciation and amortization                                     55,282         74,356
           Provision for bad debts                                           25,000           --
           Non cash charges for stock and options issued for services        55,344        125,488
           Changes in assets and liabilities:
             Inventories                                                     18,756       (394,187)
             Accounts receivable                                             13,106         18,839
             Prepaid and other current assets                                 1,929       (182,208)
             Other assets                                                     4,749         (6,261)
             Accounts payable and accrued expenses                          (23,668)        23,053
             Deferred licensing revenue                                        --          (15,000)
                                                                        -----------    -----------
             Net cash used in operating activities                       (1,338,823)    (2,738,571)


Cash flows from investing activities:
   Acquisition of property and equipment, net                                (1,318)      (262,541)
   Acquisition of patents and related costs                                 (37,529)       (63,508)
   Capitalization of tooling costs                                          (74,060)      (269,964)
                                                                        -----------    -----------
            Net cash used in investing activities                          (112,907)      (596,013)
                                                                        -----------    -----------

Cash flows from financing activities:
   Proceeds from:
            Preferred stock offerings                                       973,737           --
   Payments for:
            Notes and loans                                                 (19,530)       (28,445)
            Other                                                            (8,819)          --
                                                                        -----------    -----------
            Net cash provided by (used in) financing activities             945,388        (28,445)
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                  (506,342)    (3,363,029)
Cash and cash equivalents, beginning of period                              952,366      6,274,967
                                                                        -----------    -----------
Cash and cash equivalents, end of period                                $   446,024    $ 2,911,938
                                                                        ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $      --      $     7,108
                                                                        ===========    ===========
Supplemental disclosure of non-cash financing activities:
    Common stock issued for services rendered                           $    98,438    $      --
    Common stock issued for preferred stock dividend requirements       $    26,289    $      --
                                                                        ===========    ===========

                              XYBERNAUT CORPORATION
                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected in such financial statements. Results of operations for the three months ended March 31,1998 are not necessarily indicative of results of operations expected for the full year. The Company's fiscal year ends December 31.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Xybernaut Corporation ("the Company") and its wholly-owned subsidiary, Tech International of Virginia Inc. ("Tech Virginia"). All material intercompany accounts and transactions have been eliminated.

3.       INCOME TAX

         To date, the Company has a history of operating losses and has not had any taxable income. Subject to realization, the Company has generated net operating losses of approximately $16.0 million that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company once all net operating losses are fully utilized to offset taxable operating income.

4.       Preferred Stock

         In January 1998, the Company placed 1,000 shares of Series B Preferred Stock and received cash proceeds of approximately $974,000 from this issuance. In connection with this placement and the placement of 3,000 shares of Series B Preferred Stock in November 1997, the placement agent received 50,000 shares of Common Stock in lieu of 60 shares of Series B Preferred, warrants to purchase 25,000 shares of Common Stock at $2.1313 and warrants to purchase 75,000 shares of Common Stock at $3.025. During the three months ended March 31, 1998, 750 shares of Series A Preferred Stock and 940 shares of Series B Preferred Stock were converted to 1,385,212 shares of Common Stock, pursuant to the terms of those issues.

5.       Subsequent Events

         In April 1998, the Company entered into an equity line of credit agreement in which the Company received an initial gross amount of $1,000,000 in exchange for Common Stock, from which the Company received net cash proceeds of approximately $915,000. Under this line of equity the Company has the right, but not the obligation, to obtain up to $10,000,000 in a series of equity drawdowns based on specified terms and conditions. In connection with this line of equity, the company issued warrants to purchase up to 40,000 shares of stock at $1.76 and 20,000 shares of stock at $2.81 at any time starting six months after closing and ending five years after closing. The placement agent for this transaction received a cash fee of 5% and 50,000 shares of unregistered stock.

         Between April 1, 1998 and the date hereof, 750 shares of Series A Preferred Stock and 3,240 shares of Series B Preferred Stock were converted into 3,036,703 shares of Common Stock. As of the date hereof, there are 19,622,554 shares of Common Stock, 750 shares of Series A Preferred Stock and no shares of Series B Preferred Stock outstanding.

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

         The first product to be commercialized by the Company is the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) Series. The first product in this series was introduced in 1994 and uses "486" based technology ("486 System") that was produced in a limited quantity and is no longer being manufactured. Product development has been based on the expectation of the Company that continued improvements in software for operating systems, applications and speech recognition software will require continued improvements in the performance and capabilities of the Mobile Assistant Series. Based on that expectation, the Company undertook a product development program that resulted in the second product offering in the Mobile Assistant(R) Series, which was introduced on a preproduction basis in January 1997 and which used "586" based technology ("Mobile Assistant(R) II System"). The Mobile Assistant(R) II was replaced by the third system in this product development program, which was introduced during the third quarter of 1997 and uses a Pentium(R) processor running at 133 MHz ("133P System"). The 133P System is tailored for those customers who require additional processing capacity for their applications, such as a body-worn server for wireless LAN applications, and also for those customers using new continuous speech recognition or phonetic recognition software that require higher processing speeds, such as that available from IBM Corporation, Dragon Systems, Inc., and Texas Instruments, among others. In the fourth quarter of 1997, the Company announced the fourth system in this product development program, the Mobile Assistant(R) IV ("MA IV"), which uses a Pentium(R) chipset known as the "Tillamook" that runs at up to 266 MHz.

         Additional software products are being developed and are planned for development for use on the Mobile Assistant and other personal computers. In the third quarter of 1997, the Company announced the introduction of linkAssist(TM), a software product which provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to most any application without altering the original data. The Company has announced webAssist(TM), a software product that allows voice navigation of HTML document links such as those found on the World Wide Web and intranets.

         The Company has derived its revenues from sales of the Mobile Assistant(R) Series, less volume discounts, and from consulting services related to the Mobile Assistant(R), application software for the Mobile Assistant(R), and other computer platforms. During the three months ended March 31, 1998, the Company derived 100% of its revenues from sales of the Mobile Assistant(R). For the three months ended March 31, 1997, the Company derived approximately 86% of its revenues from sales of the Mobile Assistant(R) and 14% of its revenues from consulting services and licensing revenues. In the future, the Company expects to derive additional revenues from the sale of software and additional optional components of the Mobile Assistant(R) Series. Revenues from sales to customers, VARs and OEMs are recognized when products are shipped. The Company's sales agreements generally do not involve any significant obligations to customers subsequent to delivery except as provided in separate service or support agreements. Revenues from future software sales will be recognized at the time the software master is delivered in accordance with Statement of Position No. 97-2. Cost of sales include the cost of components for the Mobile Assistant(R) Series, direct labor and overhead expense, manuals, diskettes and duplication, packaging materials, assembly, paper goods and shipping.

         The  Company   intends  to  continue   expenditures   on  research  and
development of additional hardware and software products. Research and development activities consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional costs are capitalized until the software is ready for release. The Company started limited shipments of its linkAssist(TM) software late in the year ended December 31, 1997, but the costs eligible for capitalization under SFAS were immaterial during this period and the quarter ended March 31, 1998 and were not capitalized. The Company expects such costs to be material during the coming fiscal year and expects to capitalize such costs during this period. Research and development expenses for the three months ended March 31, 1998 and 1997 were $367,356 and $631,921, respectively, none of which was capitalized.

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

         The Company's consolidated financial statements do not contain a provision for income tax expense due to net operating losses since inception. Subject to realization, the Company has generated net operating losses that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company (see Note 9 to Consolidated Financial Statements). At March 31, 1998, the Company had approximately $16,000,000 of net operating loss carry forwards for federal income tax purposes which expire in 2012. The use of these carry forwards may be limited in any one year under Internal Revenue Code
Section 382 if significant ownership changes occur.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data as a percentage of revenues for the three months ended March 31, 1998 and 1997.


                                                          Three Months Ended
                                                          ------------------
                                                         3/31/98     3/31/97
                                                         -------     -------
Revenues                                                   100.0%      100.0%
Cost of sales                                               84.6%      137.3%
                                                         -------     -------
   Gross margin                                             15.4%      (37.3)%
Operating expenses:
   Sales and marketing                                     389.2%      687.8%
   General and administrative                              512.2%      897.8%
   Research and development                                288.7%      572.3%
                                                         -------     -------
Total operating expense                                  1,190.1%    2,157.9%
Interest income, net                                         4.1%       37.5%
                                                         -------     -------
Net loss                                                (1,170.6%)  (2,157.7%)
                                                         -------     -------
Provisions for preferred stock                             322.4%        0.0%
                                                         -------     -------
Net loss applicable to holders of common stock          (1,493.0%)  (2,157.7%)
                                                         =======     =======

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         REVENUES. Revenues for the three months ended March 31, 1998 were $127,227, an increase of $16,801, or 15.2%, compared to $110,426 for the three months ended March 31, 1997. Product revenues for the three months ended March 31, 1998 were $127,227, an increase of $31,801 or 33.3%, compared to $95,426 for the corresponding period in 1997. The increase in product revenues for the three months ended March 31, 1997 was related to the higher number of 133P Systems that were sold during that period, compared to the lower number of 486 and 586 Systems that were sold in the corresponding period in 1997. Consulting and license revenues for the three months ended March 31, 1998 were $0, compared to $15,000 for the corresponding period in 1997. The decrease in consulting and license revenues was due to the lack of sales activity under a License Agreement with Rockwell International that was related to the restructuring of Rockwell's operations.

         COST OF SALES. The cost of goods sold for the three months ended March 31, 1998 was $107,571, a decrease of $43,990, or 29.0%, compared to $151,561 for the three months ended March 31, 1997. During the three months ended March 31, 1997, a charge was incurred of approximately $105,000 to reduce the carrying value of the computing unit for the 486 System to estimated market value. This was offset by an increase in cost of goods sold during the three months ended March 31, 1998 related to increased product sales.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended March 31, 1998 were $495,105, a decrease of $264,435, or 34.8%, compared to $759,540 for three months ended March 31, 1997. The decrease was due to a change in compensation structure for sales personnel which resulted in lower base salaries, a reduction in travel related expenses due to the centralization of sales staff, and a decrease in the use of outside consultants for sales and marketing programs.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1998 were $651,680, a decrease of $339,731, or 34.3%, compared with $991,411 for the three months ended March 31, 1997. This decrease resulted primarily from a reduction in personnel and related occupancy expenses, along with a decrease in travel expenses.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 1998 were $367,356, a decrease of $264,565, or 41.9%, compared with $631,921 for the three months ended March 31, 1997. This decrease resulted primarily from reduced activity and related expense given the substantial completion of development for the head-mounted display and the body-worn computing unit for the 133P, and the sharing of development expenses for the Mobile Assistant IV System with the Company's development and manufacturing partners.

         INTEREST INCOME, NET. Net interest income for the three months ended March 31, 1998 was $5,164, a decrease of $36,192, or 87.5%, compared with $41,356 for the three months ended March 31, 1997. This decrease is primarily the result of lower average monthly cash balances during the three months ended March 31, 1998 versus those during the three months ended March 31, 1997 which were higher as a result of remaining proceeds from the Company's Initial Public Offering that was completed in July 1996.

         DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company's Series A Preferred Stock was issued on June 30, 1997 and accrues dividends at 5% per annum on the outstanding principal amount, payable in cash or in Common Stock. The Company issued 3,000 shares of Series B
Preferred Stock on November 11, 1997 and 1,000 shares of Series B Preferred Stock on January 22, 1998, and accrues dividends at 4% per annum on the outstanding principal amount, payable in cash or in Common Stock. For the three months ended March 31,1998, the amount of accrued dividend was $35,902, with no comparable item for the three months ended March 31, 1997. In accordance with the Emerging Issues Task Force report from the Securities and Exchange Commission titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," a deemed dividend was assumed for the Series A Preferred Stock and Series B Preferred Stock, representing the beneficial conversion feature contained in those offerings and which will be accreted quarterly as portions of these preferred stock issues become convertible into Common Stock. The amount of this accretion for the three months ended March 31, 1998 was $374,225, with no comparable item for the three months ended March 31, 1997.

         NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to Common Stock for the three months ended March 31, 1998 was $1,899,448, a decrease of $483,203, or 20.3%, compared to $2,382,651 for the three months ended March 31, 1997. Although the Company was subject to taxation during the three months ended March 31, 1998 and 1997, the Company incurred net losses during these periods and no provision for income taxes was made.

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

         On November 12, 1997, the Company completed a $3 million private placement of an aggregate of 3,000 shares of the Company's Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), and realized gross proceeds of $3,180,000 and net proceeds of approximately $2,950,000 after related expenses. On January 22, 1998, the Company completed a follow-on placement of its Series B Preferred and realized gross proceeds of $1,000,000 and net proceeds of approximately $875,000 after related expenses. The Series B Preferred Stock has a stated value of $1,000 per share and a holder of the Series B Preferred Stock is entitled to receive, if and when declared by the Company, a dividend equal to 4% of the stated value per share per annum, payable in shares of Common Stock or in cash, payable upon conversion of the Series B Preferred Stock into Common Stock. The Series B Preferred Stock into Common Stock also provides the Company with several redemption options and allows for the period conversion of portions of unredeemed Series B Preferred Stock over a five-month period from closing.

         In April 1998, the Company entered into an equity line of credit agreement in which the Company received an initial gross amount of $1,000,000 in exchange for Common Stock, and realized cash proceeds of approximately $974,000 after related expenses. Under this line of equity the Company has the right to obtain up to $10,000,000 in a series of installments based on terms and conditions specified in the line of equity.

         For the three months ended March 31, 1998, the Company's operating activities used cash of $1,338,823. The net use of cash by operations for the three months ended March 31, 1998 was primarily the result of a $1,489,321 net loss, offset non-cash charges for stocks and options issued for services of $55,344, and depreciation and amortization of $55,282. Cash used for investing activities for the three months ended March 31, 1998 was $112,907, which included $74,060 in capitalized production costs. Proceeds from the Company's financing activities for the three months ended March 31, 1998 were $973,737 which primarily consisted of $945,388 from the issuance of the Company's Series B Preferred Stock, net of related fees. As a result of the above, cash and cash equivalents on hand as of March 31, 1998 was $446,024, a decrease of $506,342 from the $952,366 of cash and cash equivalents on hand as of December 31, 1997.

         For the three months ended March 31, 1997, the Company's operating activities used cash of $2,738,571. The net use of cash for the three months ended March 31, 1997 was primarily the result of a $2,382,651 net loss combined with $394,187 of cash used by inventories and $182,208 for prepaid and other assets, offset by non-cash charges for stocks and options issued for services of

$125,488 and depreciation and amortization of $74,356. Cash used for investing activities for the three months ended March 31, 1997 was $596,103, which included $269,964 in capitalized production costs and $262,541 for the acquisition of property and equipment. Cash used for financing activities for the three months ended March 31, 1997 was $28,445 that was used for payments on notes and loans

         At March 31, 1998, the Company had no material capital commitments and working capital of $1,133,104.

         On March 19, 1998, Matrix Corporation ("Matrix"),a supplier to the Company, filed a summons against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of a contract executed in December 1997 between the Company and Matrix (the "December Agreement"); that the Company should return all goods shipped by Matrix under both the December Agreement and a contract between the Company and Matrix executed in June 1997 (the "June
Agreement"); that the Company did not intend to comply with the December Agreement and therefore the governing contract between the two entities should revert to the June Agreement. In addition, this summons requests that any damages incurred by Matrix as a result of this purported breach of contract be trebled. On April 30, 1998, the Company filed a motion in the same court to dismiss the complaints contained in the March 19, 1998 filing by Matrix. While there can be no assurance of the outcome of this legal proceeding, the Company's management believes that the claims by Matrix are groundless and that the impact of this legal proceeding will not be adversely material to the Company's operations. The maximum amount payable by the Company under the December Agreement if Matrix performs defined tasks is approximately $250,000 and the maximum amount of inventory that could be assumed by the Company under the December Agreement is approximately $600,000.

         The consolidated balanch sheet as of December 31, 1997 and 1996 ane the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, include the report dated March 31, 1998, by Coopers & Lybrand L.L.P., independent accountants, which includes an explanatory paragraph concerning the Company's ability to continue as a going concern. The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of the Mobile Assistant(R), and expands its full sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the MA IV, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. To meet working capital needs, the Company has completed a $10 million equity line of credit and intends to use funds from operations, to obtain a working capital line of credit, and/or complete additional financings. It is the opinion of the Company's management that additional funding arrangements are readily available to the Company and the execution of any such arrangement will depend on timing, market conditions and the final terms and conditions of such arrangements. Full production of the MA IV model of the Mobile Assistant(R) is expected to begin in the quarter ending December 31, 1998 and receivables from sales of the MA IV are expected to provide collateral for borrowing facilities at that point. Although there can be no assurance that such facilities will be available, the Company intends to seek to establish secured borrowing facilities at such time as appropriate collateral is available. The Company's management believes that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 1999. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from a working capital line of credit or from closing additional financings on terms acceptable to the Company.


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

                           PART II - OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS:

         27.1 FINANCIAL DATA SCHEDULE

b)       REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      XYBERNAUT CORPORATION

                                      BY
                                      /s/ EDWARD G. NEWMAN
                                      -----------------------------------------
                                      Edward G. Newman
                                      President and Chief Executive Officer


                                      /s/ JOHN F. MOYNAHAN
                                      -----------------------------------------
                                      John F. Moynahan
                                      Senior Vice President and Chief Financial
                                      Officer