Form 10QSB
period 1998-06-30
XYBERNAUT CORP
filed 1998-08-14
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934


         for the transition period from___________to______________

                         Commission file number: 0-15086

                              XYBERNAUT CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

         Delaware                                          54-1799851
------------------------------               ---------------------------------
(State or other jurisdiction of
      incorporation)                        (I.R.S. Employer Identification No.)

                   12701 Fair Lakes Circle, Fairfax, VA 22033
--------------------------------------------------------------------------------
                (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:    (703) 631-6925

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES      X       NO
                              ----          ---

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

                       YES                            NO
                             ---                           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                       Class                  Outstanding at August 13, 1998
                       -----                  ------------------------------

         Common stock - $0.01 par  value                 20,934,765

                                      INDEX

                                                                   PAGE
                                                                   ----

COVER PAGE                                                            1

INDEX                                                                 2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                   Consolidated Balance Sheets                        3
                   Consolidated Statements of  Operations             4
                   Consolidated Statements of Cash Flows              5
                   Notes to Consolidated  Financial Statements        6

         Item 2 - Management's Discussion and Analysis of
                   Results of Operations and Financial Conditions     7

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                   18

SIGNATURES                                                           19

                              XYBERNAUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                              ASSETS                                    June 30, 1998              December 31,
                                                                         (unaudited)                   1997
                                                                   -----------------------    ----------------------
Current assets:

   Cash and cash equivalents                                       $             4,014,723      $            952,366

   Accounts receivable                                                             182,363                   216,767

   Inventories                                                                   1,172,699                 1,607,781

   Prepaid and other current assets                                                399,883                   334,245
                                                                   -----------------------    ----------------------

         Total current assets                                                    5,769,668                 3,111,159
                                                                   -----------------------    ----------------------
Fixed assets:

   Property and equipment, net                                                     773,788                   505,695
                                                                   -----------------------    ----------------------
Other assets:

   Patent costs, net                                                               414,683                   384,422

   Tooling costs, net                                                              312,368                   376,990

   Other                                                                           163,396                   153,351
                                                                   -----------------------    ----------------------

         Total other assets                                                        890,447                   914,763
                                                                   -----------------------    ----------------------

         Total assets                                              $             7,433,903    $            4,531,617
                                                                   =======================    ======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes and loans payable                                         $                     -    $               19,530

   Accounts payable                                                                468,337                   429,780

   Accrued expenses
                                                                                   809,068                   908,372
                                                                   -----------------------    ----------------------

         Total current liabilities                                               1,277,405                 1,357,682
                                                                   -----------------------    ----------------------

         Total liabilities                                                       1,277,405                 1,357,682
                                                                   -----------------------    ----------------------
Commitments and contingencies

Stockholders' equity:

   Preferred Stock, $.01 par value,  6,000,000 shares  authorized;
      3,000 shares designated as Series A, 2,250 shares issued and outstanding as of December 31,  1997; 4,180 and 3,180 shares designated as Series B, 3,180 shares issued and outstanding as of December 31, 1997; 375 shares designated as Series C, 375 shares issued and outstanding as of June 30, 1998, at net
      carrying value                                                               364,754                 4,193,355

   Common stock, $.01 par value,  40,000,000 shares  authorized;
      20,934,765 and 14,360,515 issued and outstanding as of June
      30, 1998 and December 31, 1997, respectively                                 209,348                   143,605

   Additional paid-in capital                                                   27,636,785                17,181,329
                                                                                                            (91,511)
   Deferred compensation                                                           (9,042)

   Accumulated deficit                                                        (22,045,347)              (18,252,843)
                                                                   -----------------------    ----------------------

         Total stockholders' equity                                             6,156,498                 3,173,935
                                                                   -----------------------    ----------------------

         Total liabilities and stockholders' equity                $            7,433,903    $            4,531,617
                                                                   =======================    ======================

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended June 30,                   Six Months Ended June 30,
                                   -----------------------------------------     ----------------------------------------

                                          1998                   1997                  1998                   1997
                                   ------------------     ------------------     -----------------     ------------------

Revenue:

   Product sales and leases           $       229,634         $      125,032      $        356,861          $     220,458

   Consulting and license                       1,839                 15,000                 1,839                 30,000
                                   ------------------     ------------------     -----------------     ------------------

       Total revenue                          231,473                140,032               358,700                250,458



Cost of sales                                 271,905                258,229               379,476                409,790
                                   ------------------     ------------------     -----------------     ------------------

       Gross profit (loss)                   (40,432)              (118,197)              (20,776)              (159,332)



Operating expenses:

   Sales and marketing                        656,042                729,655             1,151,147              1,489,195

   General and administrative                 966,199                893,803             1,617,879              1,885,214

   Research and development                   643,413                564,398             1,010,769              1,196,319
                                   ------------------     ------------------     -----------------     ------------------

       Total operating expenses             2,265,654              2,187,856             3,779,795              4,570,728
                                   ------------------     ------------------     -----------------     ------------------



       Operating loss                     (2,306,086)            (2,306,053)           (3,800,571)            (4,730,060)



Interest income, net                            2,902                  7,773                 8,066                 49,129
                                   ------------------     ------------------     -----------------     ------------------

Net Loss                                  (2,303,184)            (2,298,280)           (3,792,505)            (4,680,931)
                                   ------------------     ------------------     ------------------    ------------------
Provision for preferred stock
   dividends accrued                           2,344                    ---                  2,344                   ---
                                   ------------------     ------------------     ------------------    ------------------

Net loss applicable to holders
     of common stock                 $   (2,305,528)           $ (2,298,280)        $  (3,794,849)          $ (4,680,931)
                                   ==================     ==================     =================     ==================
Per common share (basic and
diluted):

Net loss before provision for
   preferred stock dividends
   accrued                           $        (0.12)         $       (0.18)         $      (0.22)        $         (0.38)

Provision for preferred stock
   dividends                                    ---                    ---                    ---                    ---
                                   ------------------     ------------------     ------------------    ------------------

Net loss applicable to holders       $        (0.12)         $       (0.18)         $      (0.22)        $         (0.38)
   of common stock                 ==================     ==================     =================     ==================

Weighted average number of
common shares outstanding
(basic and diluted)                  $     18,843,590        $    12,459,112      $     17,016,067       $     12,459,112
                                   ==================     ==================     =================     ==================

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                Six Months Ended June 30,
                                                                       --------------------------------------------
                                                                              1998                     1997
                                                                       -------------------     --------------------

Cash flows from operating activities
   Net loss attributable to common stock                                   $   (3,792,505)         $    (4,680,931)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                           152,185                  160,547
           Provision for bad debts                                                (30,697)                        -
           Non cash charges for tooling costs                                      138,682                        -
           Non cash charges for stock and options issued for services               82,469                  125,488
    Inventories                                                                    109,731                (295,792)
    Accounts receivable                                                             65,101                  (2,338)
    Prepaid and other current assets                                              (65,638)                (184,312)
    Other assets                                                                  (10,528)                  (4,798)
    Accounts payable and accrued expenses                                         (14,873)                 (74,373)
    Deferred licensing revenue                                                           -                 (30,000)
                                                                       -------------------     --------------------
             Net cash used in operating activities                             (3,366,073)              (4,986,509)
                                                                       -------------------     --------------------

Cash flows from investing activities:
   Acquisition of property and equipment, net                                     (33,515)                (306,962)
   Acquisition of patents and related costs                                       (91,190)                (155,888)
   Capitalization of tooling costs and other assets                               (74,060)                (284,294)
                                                                       -------------------     --------------------
            Net cash used in investing activities                                (198,765)                (747,144)
                                                                       -------------------     --------------------

Cash flows from financing activities:
   Proceeds from:
           Preferred stock offerings                                             1,348,496                2,785,000
           Common stock offerings                                                5,307,048                        -
           Initial Public Offering, gross                                                -                  215,000
   Payments for:
            Notes and loans                                                       (19,530)                 (48,924)
            Other                                                                  (8,819)                        -
                                                                       -------------------     --------------------
            Net cash used in financing activities                                6,627,195                2,951,076
                                                                       -------------------     --------------------
Net decrease in cash and cash equivalents                                        3,062,357              (2,782,577)
Cash and cash equivalents, beginning of period                                     952,366                6,274,967
                                                                       -------------------     --------------------
Cash and cash equivalents, end of period                                    $    4,014,723           $    3,492,390
                                                                       ===================     ====================
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $    2,500               $    8,527
                                                                       ===================     ====================
Supplemental disclosure of non-cash financing activities:
   Common stock issued for preferred stock dividend requirements                $   84,022               $       -
                                                                       ===================     ====================
   Common stock issued for services rendered                                    $   98,438               $       -
                                                                       ===================     ====================

                              XYBERNAUT CORPORATION

                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected in such financial statements. Results of operations for the six months ended June 30,1998 are not necessarily indicative of results of operations expected for the full year. The Company's fiscal year ends December 31.

2.       Principles of Consolidation

         The consolidated financial statements include the accounts of Xybernaut Corporation ("the Company") and its wholly-owned subsidiary, Tech International of Virginia Inc. ("Tech Virginia"). All material intercompany accounts and transactions have been eliminated.

3.       New Accounting Pronouncements

         The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, "Reporting Comprehensive Income", requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. There is no impact on the financial statements from the adoption of these pronouncements.

         In addition, the Financial Accounting Standards Board has issued, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for years beginning after June 15, 1999. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its basic value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge amortizing criteria are met. The Company believes that the effect of the adoption of SFAS No. 133 on the Company will not be material.

4.       Preferred Stock

         In January 1998, the Company placed 1,000 shares of Series B Preferred Stock and received cash proceeds of approximately $974,000 from this issuance. In connection with this placement and the placement of 3,000 shares of Series B Preferred Stock in November 1997, the placement agent received 50,000 shares of Common Stock in lieu of 60 shares of Series B Preferred, warrants to purchase 25,000 shares of Common Stock at $2.1313 and warrants to purchase 75,000 shares of Common Stock at $3.025. During the six months ended June 30, 1998, 2,250 shares of Series A Preferred Stock and 4,180 shares of Series B Preferred Stock were converted to 4,878,074 shares of Common Stock, pursuant to their respective terms. As of the current date, all of the 3,000 shares of Series A Preferred Stock and 4,180 shares of Series B Preferred Stock issued by the Company have been fully converted resulting in the issuance of 1,958,984 and 3,172,239 shares of Common Stock, respectively.

         In May 1998, the Company placed 375 shares of Series C Preferred Stock and received cash proceeds of $375,000 from this issuance. No shares of Series C Preferred Stock have been converted as of the date hereof.

5.       Commitments

         The Company entered into a Memorandum of Understanding ("MOU") with Sony Digital Products ("SODP") on May 14, 1998. This agreement obligates the Company to reimburse SODP Yen 100 million over a ten month period commencing April 1998. These payments are reimbursements to SODP for engineering and development of the Company's Mobile Assistant IV(TM). The Company, through June 1998, has remitted to SODP Yen 15 million under the Memorandum of Understanding in accordance with the payment terms. The balance of the payments and the related recognition of expense will occur as the services are provided by SODP to the Company.

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

      The first product to be commercialized by the Company is the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) Series. The first product in this series was introduced in 1994 and uses "486" based technology ("486 System") that was produced in a limited quantity and is no longer being manufactured. Product development has been based on the expectation of the Company that continued improvements in software for operating systems, applications and speech recognition software will require continued improvements in the performance and capabilities of the Mobile Assistant Series. Based on that expectation, the Company undertook a product development program that resulted in the second product offering in the Mobile Assistant(R) Series, which was introduced on a preproduction basis in January 1997 and which used "586" based technology ("Mobile Assistant(R) II System"). The Mobile Assistant(R) II was replaced by the third system in this product development program, which was introduced during the third quarter of 1997 and uses a Pentium(R) processor running at 133 MHZ ("133P System"). The 133P System is tailored for those customers who require additional processing capacity for their applications, such as a body-worn server for wireless LAN applications, and also for those customers using new continuous speech recognition or phonetic recognition software that require higher processing speeds, such as that available from IBM Corporation, Dragon Systems, Inc., and Texas Instruments, among others. In the fourth quarter of 1997, the Company announced the fourth system in this product development program, the Mobile Assistant(R) IV ("MA IV"), which uses a Pentium chipset known as the "Tillamook" that runs at up to 266 MHZ.

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

         The Company has derived its revenues from sales of the Mobile Assistant(R) Series, less volume discounts, and from consulting services related to the Mobile Assistant(R), application software for the Mobile Assistant(R), and other computer platforms. During the three months ended June 30, 1998, the Company derived 99% of its revenues from sales of the Mobile Assistant(R). For the three months ended June 30, 1997, the Company derived approximately 89% of its revenues from sales of the Mobile Assistant(R) and 11% of its revenues from consulting services and licensing revenues. In the future, the Company expects to derive additional revenues from the sale of software and additional optional components of the Mobile Assistant(R) Series. Revenues from sales to customers, VARs and OEMs are recognized when products are shipped. The Company's sales agreements generally do not involve any significant obligations to customers subsequent to delivery except as provided in separate service or support agreements. Revenues from future software sales will be recognized at the time the software master is delivered in accordance with Statement of Position No. 91-1. Cost of sales include the cost of components for the Mobile Assistant(R) Series, direct labor and overhead expense, manuals, diskettes and duplication, packaging materials, assembly, paper goods and shipping.

         The  Company   intends  to  continue   expenditures   on  research  and
development of additional hardware and software products. Research and development activities consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86, Accounting for the Costs of Computer

Software to be Sold, Leased or Otherwise Marketed), after which any additional costs are capitalized until the software is ready for release. The Company started limited shipments of its linkAssist(TM) software late in the year ended December 31, 1997, but the costs eligible for capitalization under SFAS were immaterial during this period and were not capitalized. The Company expects such costs to be immaterial during the coming fiscal year. Research and development expenses for the three months ended June 30, 1998 and 1997 were $643,413 and $564,398, respectively, none of which was capitalized.

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

         The Company's consolidated financial statements do not contain a provision for income tax expense due to the net operating losses incurred since inception. Subject to realization, the Company has generated net operating losses that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company (see Note 9 to Consolidated Financial Statements). At June 30, 1998, the Company had approximately $16,000,000 of net operating loss carry forwards for federal income tax purposes which expire in 2012. The use of these carry forwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

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

Results of Operations

         The following table sets forth items from the Consolidated Statements of Income as a percentage of revenues:



                                               Three Months Ended                        Six Months Ended
                                            --------------------------              ---------------------------

                                           6/30/98             6/30/97             6/30/98              6/30/97

Revenues                                    100.0%             100.0%               100.0%               100.0%
Cost of sales                               117.5%             184.4%               105.8%               163.6%
                                            ------             ------               ------               ------
   Gross margin                            (17.5)%            (84.4)%               (5.8)%              (63.6)%

Operating expenses:
   Sales & marketing                        283.4%             521.1%               320.9%               594.6%
   General & administrative                 417.4%             638.3%               451.0%               752.7%
   Research & development                   277.9%             403.0%               281.8%               477.7%
                                            ------             ------               ------               ------
Total operating expense                     978.7%           1,562.4%             1,053.7%             1,825.0%
Interest income                               1.3%               5.6%                 2.2%                19.6%
                                              ----               ----                 ----                -----
Net loss                                  (995.0%)         (1,641.2%)           (1,057.3%)           (1,869.0%)
                                          ========         ==========           ==========           ==========
Provisions for preferred stock               1.0%                   -                 0.6%                   -
                                          ========         ==========           ==========           ==========
Net loss applicable to holders            (996.0%)         (1,641.2%)           (1,057.9%)           (1,869.0%)
                                          ========         ==========           ==========           ==========
 of of common stock

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Revenues. Total revenues for the three months ended June 30, 1998 were $231,473, an increase of $91,441, or 65.3%, compared to $140,032 for the corresponding period in 1997. Product revenues for the three months ended June 30, 1998 were $229,634, an increase of $104,602 or 83.7%, compared to $125,032 for the corresponding period in 1997. The increase in product revenues for the three months ended June 30, 1998 was related to the higher number of 133P Systems that were sold during that period, compared to the higher number of 586 Systems that were sold in the corresponding period in 1997. Consulting and license revenues for the three months ended June 30, 1998 were $1,839 a decrease of $13,161 or 87.7%, compared to $15,000 for the corresponding period in 1997. The decrease in consulting and license revenues was due to the lack of sales activity under a License Agreement with Rockwell International that was related to the restructuring of Rockwell's operations.

         Cost of Sales. The cost of goods sold for the three months ended June 30, 1998 was $271,905, an increase of $13,676, or 5.3%, compared to $258,229 for the corresponding period in 1997. The cost of goods sold increased commensurately with the increase in product sales but was offset by a charge of approximately $120,000 in 1997 to reduce the carrying value of an earlier versions of the computing unit for Mobile Assistant II Systems to estimated market value.

         Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1998 were $656,042, a decrease of $73,613, or 10.1%, compared to $729,655 for the corresponding period in 1997. The decrease was due to a change in compensation structure for sales personnel which resulted in lower base salaries, a reduction in travel related expenses due to the centralization of sales staff, and a decrease in the use of outside consultants for sales and marketing programs.

         General and Administrative. General and administrative expenses for the three months ended June 30, 1998 were $966,199, an increase of $72,396, or 8.1%, compared with $893,803 for the corresponding period in 1997. This increase resulted primarily from an increase in activities related to discussions regarding certain strategic partnerships and international operations.

         Research and Development. Research and development expenses for the three months ended June 30, 1998 were $643,413, an increase of $79,015, or 14.0%, compared with $564,398 for the corresponding period in 1997. This increase is the primarily the result of increased development expenses for the Mobile Assistant IV System.

         Interest Income, Net. Net interest income for the three months ended June 30, 1998 was $2,902, a decrease of $4,871, or 62.7%, compared with $7,773 for the corresponding period in 1997. This decrease is the result of reduced interest income from the lower average cash balances in the three months ended June 30, 1998 than for the corresponding period a year earlier, which reflected the interest income on proceeds from the Company's Initial Public Offering that was completed in July 1996.

         Net Loss Attributable to Common Stock. As a result of the factors described above, the net loss attributable to Common Stock for the three months ended June 30, 1998 was $2,303,184, an increase of $4,904, or 0.2%, compared to $2,298,280 for the corresponding period in 1997. Although the Company was subject to taxation during the three months ended June 30, 1998 and June 30, 1997, the Company incurred net losses during these periods and no provision for income taxes was made.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Revenues. Total revenues for the six months ended June 30, 1998 were $358,700, an increase of $108,242, or 43.2%, compared to $250,458 for the corresponding period in 1997. Product revenues for the six months ended June 30, 1998 were $356,861, an increase of $136,403, or 61.9%, compared to $220,458 for the corresponding period in 1997. The increase in product revenues for the three months ended June 30, 1998 was related to the higher number of 133P Systems that were sold during that period, compared to the higher number of 486 and 586 Systems that were sold in the corresponding period in 1997. The decrease in consulting and license revenues was due to the lack of sales activity under a license agreement with Rockwell International that was related to the restructuring of Rockwell's operations.

         Cost of Sales. The cost of goods sold for the six months ended June 30, 1998 was $379,476, a decrease of $30,314, or 7.4%, compared to $409,790 for the corresponding period in 1997. The cost of goods sold increased commensurately with the increase in sales but were offset by charges in 1997 of approximately $97,000 of parts for 586 Systems that were replaced and written off, and by a full reserve for obsolescence of approximately $225,000 for the remaining computing units used in 486 Systems that are believed by Company management to be saleable, but whose value is uncertain given changes in technology and advances in the market.

         Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 1998 were $1,151,147, a decrease of $338,048, or 22.7%, compared to $1,489,195 for the corresponding period in 1997. This decrease was due to a change in compensation structure for sales personnel which resulted in lower base salaries, a reduction in travel related expenses due to the centralization of sales staff, and a decrease in the use of outside consultants for sales and marketing programs.

         General and administrative expenses. General and administrative expenses for the six months ended June 30, 1998 were $1,617,879, a decrease of $267,335, or 14.2%, compared to $1,885,214 for the corresponding period in 1997. This decrease resulted primarily from a reduction in personnel and related occupancy expenses, along with a decrease in travel expenses. These were offset by an increase in activities related to international operations.

         Research and development expenses. Research and development expenses for the six months ended June 30, 1998 were $1,010,769, an increase of $185,550, or 15.5%, compared to $1,196,319 for the corresponding period in 1997. This increase is the primarily the result of increased development expenses for the Mobile Assistant IV System.

         Interest income, net. Net interest income for the six months ended June 30, 1998 was $8,066, a decrease of $41,063, or 83.6%, compared to $49,129 for the corresponding period in 1997. This decrease is the result of reduced interest income from the lower average cash balances in the six months ended June 30, 1998 than for the corresponding period in 1997, which reflected the interest income on proceeds from the Company's initial public offering that was completed in July 1996.

         Net Loss Attributable to Common Stock. As a result of the factors described above, the net loss for the six months ended June 30, 1998 was $3,792,505, a decrease of $888,426, or 18.9%, compared to $4,680,931 for the corresponding period in 1997. Although the Company was subject to taxation during the six months ended June 30, 1998 and the six months ended June 30, 1997, the Company incurred net losses during these periods and no provision for taxes was made.

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

         On November 12, 1997, the Company completed a $3 million private placement of an aggregate of 3,000 shares of the Company's Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), and realized gross proceeds of $3,180,000 and net proceeds of approximately $2,950,000 after related expenses. On February 23, 1998, the Company completed a follow-on placement of its Series B Preferred and realized gross proceeds of $1,000,000 and net proceeds of approximately $990,000 after related expenses. The Series B Preferred Stock has a stated value of $1,000 per share and a holder of the Series B Preferred Stock is entitled to receive, if and when declared by the Company, a dividend equal to 4% of the stated value per share per annum, payable in shares of Common Stock or in cash, payable upon conversion of the Series B Preferred Stock into Common Stock. The Series B Preferred Stock into Common Stock also provides the Company with several redemption options and allows for the period conversion of portions of unredeemed Series B Preferred Stock over a five-month period from closing.

         In April 1998, the Company entered into an equity line of credit agreement with institutional investors who had formerly invested in the Company in which the Company received an initial gross amount of $1,000,000 in exchange for Common Stock. Under this line of equity the Company has the right, but not the obligation, to obtain up to an additional $10,000,000 in a series of equity drawdowns based on terms and conditions specified in the line of equity. In connection with this line of equity, the Company issued warrants to purchase up to 40,000 shares of stock at $1.76 and 20,000 shares of stock at $2.81 at any time starting six months after closing and ending five years after closing. The placement agent for this transaction received a cash fee of 5% and 50,000 shares of unregistered stock.

         In May 1998, the Company completed a $750,000 private placement of an aggregate of 375 shares of the Company's Series C Preferred Stock, par value $0.01 per share ("Series C Preferred Stock") and 110,294 shares of Common Stock with institutional investors who had formerly invested in the Company. The Series C Preferred Stock has a stated value of $1,000 per share and a holder of the Series C Preferred Stock is entitled to receive, if and when declared by the Company, a dividend equal to 5% of the stated value per share per annum, payable in shares of Common Stock or in cash, payable upon conversion of the Series C Preferred Stock. The Series C Preferred Stock also provides the Company with several redemption options and allows for the periodic conversion of portions of unredeemed Series C Preferred Stock over a two-year period ending May 15, 2000. Any Series C Preferred Stock outstanding on May 15, 2000 must be converted into Common Stock at that date.

         In June 1998, the Company completed a $1,000,000 private placement with an institutional investor who had formerly invested in the Company in which the Company issued 153,846 unregistered shares of Common Stock.

         In June 1998, the Company amended and exercised a put option in the aggregate principal amount of $3,000,000 under the private line of equity agreement mentioned above. In connection with such action, the Company issued 545,454 shares of Common Stock. Such shares are subject to restrictions on resale for a period of nine months and to repricing upon occurrences of certain conditions. In addition, the Company issued five-year warrants to purchase up to 300,000 shares of Common Stock at a price of $5.25.

         For the six months ended June 30, 1998, the Company's operating activities used cash of $3,366,073. The net use of cash by operations for the six months ended June 30, 1998 was primarily the result of a $3,792,505 net loss. This was offset by a net decrease in inventories of $109,731, depreciation and amortization of $152,185 and non-cash charges for tooling costs of $138,682. Cash used for investing activities for the six months ended June 30, 1998 was $198,765 which included $91,190 related to patents and $74,060 in capitalized tooling costs. Proceeds from the Company's financing activities for the six months ended June 30, 1998 were $6,627,195 which primarily consisted of $5,307,048 from the issuance of the Company's Common Stock, net of related fees and $1,348,496 from the issuance of the Company's Series B and Series C Preferred Stock, net of related fees. As a result of the above, cash and cash equivalents on hand as of June 30, 1998 was $4,014,723, an increase of $3,062,357 from the $952,366 of cash and cash equivalents on hand as of December 31, 1997.

         For the six months ended June 30, 1997, the Company's operating activities used cash of $4,986,509. The net use of cash for the six month period ended June 30, 1997 was primarily the result of a $4,680,931 net loss, an increase in inventories of $295,792 largely related to the production of the 586 System and the Company's head mounted display, an increase in prepaid and other current assets of $184,312, offset by depreciation and amortization costs of $160,547 and non-cash compensation costs of $125,488. Cash used for investing activities for the six months ended June 30, 1997 was $747,144 which included $306,962 for the acquisition of property and equipment, $284,294 in capitalized tooling costs related to the production of the 586 System and the Company's head mounted display, and $155,188 related to patents. Proceeds from the Company's financing activities for the six months ending June 30, 1997 were $2,951,076 which primarily consisted of $2,785,000 from the issuance of its Series A Preferred Stock and deferred placement fees of $215,000. As a result of the above, cash on hand as of June 30, 1997, was $3,492,390, a decrease of $2,782,577 from the $6,274,967 of cash and cash equivalents on hand as of December 31, 1996.

         At June 30, 1998, the Company had no material capital commitments and working capital of $4,492,263.

         On March 19, 1998, Matrix Corporation filed a summons against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of the December Agreement by the Company; that the Company should return all goods shipped by Matrix under both the June Agreement and the December Agreement; that the Company did not intend to comply with the December Agreement and therefore the governing contract between the two entities should revert to the June Agreement. In addition, this summons requests that any damages incurred by Matrix as a result of this purported breach of contract be trebled. On April 30, 1998, the Company filed a motion in the same court to dismiss the complaints contained in the March 19, 1998 filing by Matrix. While there can be no assurance of the outcome of this legal proceeding, the Company's management believes that the claims by Matrix are groundless and that the impact of this legal proceeding will not be adversely material to the Company's operations. The maximum amount payable by the Company under the December Agreement if Matrix performs defined tasks is approximately $250,000 and the maximum amount of inventory that could be assumed by the Company under the December Agreement is approximately $600,000.

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

                      Possible Impact on Near-Term Revenues

         The Company has agreements with third-party suppliers to manufacture and supply the body- worn computing unit, the HMD and the batteries for the 133P and the MA IV. Production of the computing unit for the 133P has been substantially curtailed pending the introduction of the MA IV in the fourth quarter, although management believes that it can restart production to meet large orders. As a result, revenue growth is expected to be modest through the first three quarters of the year ending December 31, 1998, until full-scale production by these MA IV suppliers is started and these units are sold in volume, which is expected to begin in the quarter ending December 31, 1998. In the event that the start of full-scale production is delayed for any reason, revenues for the year ending December 31, 1998 will be adversely affected.

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

         The Company's gross revenues and allowable losses did not meet the Performance Targets for the 12-month period ending September 30, 1997, and the stock price did not meet the levels described above by that time. Pursuant to the terms of the escrow agreement, 300,000 of the Escrowed Shares were canceled, resulting in no earnings impact and a reduction in shares outstanding at that time of approximately 2.1%. Given the expected start of full-scale production of the MA IV in the quarter ending December 31, 1998, the Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the Performance Targets for the 12- month period ending September 30, 1998. Accordingly, the release of the escrow shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1998. If conditions are not met for release from escrow, then 750,000 shares of stock will be returned to the Company on September 30, 1998 and canceled, resulting in no earnings impact and a commensurately lower number of outstanding shares.

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

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS:

         *4.1     Private Line of Equity Agreement
         *4.2     Form of Warrant A
         *4.3     Form of Warrant B
          4.4     Form of Warrant Issued in Connection with the Exercise of
                  the Put Option
         10.1     Form of Amendment and Modification Agreement (Exercise of
                  $3,000,000 Put Option)
         27.1     Financial Data Schedule

         --------------------

          * Incorporated by reference to the correspondingly numbered exhibit included in the Company's Registration Statement on Form S-3, Commission File No. 333-52567.

b)       REPORTS ON FORM 8-K

         A report on Form 8-K was filed on June 4, 1998 to report the resignation of John F. Moynahan from the Board of Directors effective June 3, 1998, and the appointment, effective June 5, 1998 of Mr. Kaz Toyosato to the Board of Directors to fill such vacancy.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       XYBERNAUT CORPORATION


                                       By: /s/ Edward G. Newman
                                               ---------------------------------
                                               Edward G. Newman
                                               President and Chief Executive
                                               Officer


                                           /s/ W. Jeffrey Pagano
                                               ---------------------------------
                                               W. Jeffrey Pagano
                                               Controller

                                 SECURITIES AND
                                    EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549


                                  -------------


                                    EXHIBITS
                                       TO
                                QUARTERLY REPORT
                                       ON
                                   FORM 10-QSB
                                 FOR THE PERIOD
                                      ENDED
                                  JUNE 30, 1998

                                  -------------







                              XYBERNAUT CORPORATION
                       (EXACT NAME OF ISSUER AS SPECIFIED
                                 IN ITS CHARTER)



                                 AUGUST 14, 1998

                                  EXHIBIT INDEX



EXHIBIT
NO.                    DESCRIPTION OF DOCUMENT
-------                -----------------------

*4.1                   Private Line of Equity Agreement
*4.2                   Form of Warrant A
*4.3                   Form of Warrant B
 4.4                   Form of Warrant issued for Put Option
                       Exercise
10.1                   Form of Amendment and Modification Agreement
27.1                   Financial Data Schedule

*         Incorporated  by reference  to the  correspondingly  numbered  exhibit
          included  in  the  Company's   Registration  Statement  on  Form  S-3,
          Commission File No. 333-52567.