Form 10-Q
period 1998-09-30
XYBERNAUT CORP
filed 1998-11-17
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

 ____       Transition  report pursuant to Section 13 or 15(d) of the Securities
            Exchange    Act    of    1934    for    the    transition     period
            from___________to______________

                         Commission file number: 0-21013

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

                                   YES   X    NO
                                        --       --

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

                                     YES      NO
                                         --       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

       Class                                  Outstanding at November 11, 1998
   Common stock - $0.01 par  value                           20,752,729

                                      INDEX

                                                                        PAGE
                                                                        ----
COVER PAGE                                                                 1

INDEX......................................................................2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                   Consolidated Balance Sheets.............................3
                   Consolidated Statements of  Operations..................4
                   Consolidated Statements of Cash Flows...................5
                   Notes to Consolidated  Financial Statements.............6

         Item 2 - Management's Discussion and Analysis of
                   Results of Operations and Financial Conditions..........8

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K........................19

SIGNATURES................................................................20

                              XYBERNAUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                               ASSETS                                 September 30, 1998           December 31,
                                                                          (unaudited)                  1997
                                                                     ---------------------    ----------------------



Current assets:
   Cash and cash equivalents                                         $             814,266    $              952,366
   Accounts receivable, net                                                        256,729                   216,767
   Inventories, net                                                                741,469                 1,607,781
   Prepaid and other current assets                                                697,152                   334,245
                                                                     ---------------------    ----------------------
         Total current assets                                                    2,509,616                 3,111,159
                                                                     ---------------------    ----------------------

Fixed assets:

   Property and equipment, net                                                     444,482                   505,695
                                                                     ---------------------    ----------------------

Other assets:

   Patent costs, net                                                               490,667                   384,422
   Tooling costs, net                                                              192,248                   376,990
   Other                                                                           190,484                   153,351
                                                                     ---------------------    ----------------------

         Total other assets                                                        873,399                   914,763
                                                                     ---------------------    ----------------------

         Total assets                                                $           3,827,497  $              4,531,617
                                                                     =====================    ======================

                           LIABILITIES AND
                        STOCKHOLDERS' EQUITY

Current liabilities:

   Notes and loans payable                                            $                  -                    19,530
   Accounts payable                                                                201,025                   429,780
     Accrued expenses                                                              931,499                   908,372
     Deferred revenue                                                               12,833                         -
                                                                     ---------------------    ----------------------
         Total current liabilities                                               1,145,357                 1,357,682
                                                                     ---------------------    ----------------------
         Total liabilities                                                       1,145,357                 1,357,682
                                                                     ---------------------    ----------------------



Commitments and contingencies

Stockholders' equity:

   Preferred Stock, $.01 par value,  6,000,000 shares  authorized;  3,000 shares designated as Series A, 2,250 shares issued and outstanding as of December
      31,  1997;  4,180 and 3,180  shares  designated  as Series B, 3,180 shares issued and  outstanding as of December 31, 1997; 375 shares  designated as
      Series C, 281.25 shares issued and outstanding as of September 30, 1998      273,566                 4,193,355

   Common stock, $.01 par value, 40,000,000 shares authorized;
      20,208,506 and 14,360,515 issued and outstanding as of
      September 30, 1998 and December 31, 1997, respectively                       202,085                   143,605
   Additional paid-in capital                                                   27,732,111                17,181,329
                                                                                         -                   (91,511)
Deferred compensation
                                                                               (25,525,622)              (18,252,843)
Accumulated deficit
                                                                     ---------------------    ----------------------
         Total stockholders' equity                                              2,682,140                 3,173,935
                                                                     ---------------------    ----------------------
         Total liabilities and stockholders' equity                  $           3,827,497     $           4,531,617
                                                                     =====================    ======================

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                       Three Months Ended September 30,              Nine Months Ended September 30,
                                   -----------------------------------------     ----------------------------------------

                                          1998                   1997                  1998                   1997
                                   ------------------     ------------------     -----------------     ------------------



Revenue:
   Product sales and leases           $       259,043         $      129,365      $        615,904          $     349,822
   Consulting and license                                            227,000                 1,839                257,000
                                   ------------------     ------------------     -----------------     ------------------
       Total revenue                          259,043                356,365               617,743                606,822



Cost of sales                                 794,793                169,588             1,174,269                583,157
                                   ------------------     ------------------     -----------------     ------------------
       Gross profit (loss)                  (535,750)                186,777             (556,526)                 23,665



Operating expenses:

   Sales and marketing                        934,513              1,010,118             2,085,660              2,529,151
   General and administrative               1,181,938                933,128             2,799,817              2,639,263
   Research and development                   851,712                568,058             1,862,481              1,791,680
                                   ------------------     ------------------     -----------------     ------------------

       Total operating expenses             2,968,163              2,511,304             6,747,958              6,960,094
                                   ------------------     ------------------     -----------------     ------------------



       Operating loss                      (3,503,913)            (2,324,527)           (7,304,484)            (6,936,429)
Other income, net                              23,638                 24,916                31,705                 74,045
                                   ------------------     ------------------     -----------------     ------------------
Net loss                                  (3,480,275)            (2,299,611)           (7,272,779)            (6,862,384)
                                   ------------------     ------------------     -----------------     ------------------

Provision for preferred stock
      dividends                                 5,469                 37,500                 5,469                 37,500

Provision for accretion on
   preferred stock beneficial
   conversion feature                               -                164,634                     -                164,634
                                   ------------------     ------------------     -----------------     ------------------


Net loss applicable to holders of
common stock                                                $ (2,501,745)        $     (7,278,249)       $   (7,064,518)
                                      $   (3,485,744)
                                   ==================     ==================     =================     ==================
Per common share (basic and
diluted):
Net loss before provision for
   preferred stock dividends
   accrued                         $           (0.18)      $       (0.18)       $           (0.43)      $         (0.53)

Total provisions for preferred
   stock dividends                                 -               (0.02)                       -                 (0.02)
                                   ------------------     ------------------     -----------------     ------------------

Net loss applicable to holders
   of common stock                 $           (0.18)      $       (0.20)        $          (0.43)      $         (0.55)
Weighted average number of
common shares outstanding
(basic and diluted)                       19,446,119          12,758,568               16,840,480             12,758,929
                                   ==================     ==================     =================     ==================

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                             Nine Months Ended September 30,
                                                                       --------------------------------------------
                                                                              1998                     1997
                                                                       -------------------     --------------------

Cash flows from operating activities
   Net loss                                                                 $   (7,272,779)         $    (6,862,384)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                           331,866                  226,223
           Gain on disposal of  property and equipment                              (5,892)                       -
           Provision for write-down of inventory                                   320,000                        -
           Provision for bad debts                                                 (18,697)                       -
           Non cash charges for property and equipment                             233,097
           Non cash charges for tooling costs                                      299,266                        -
           Non cash charges for stock and options issued for services               91,511                        -
   Changes in assets and liabilities:
          Inventories                                                               220,961                (851,159)
          Accounts receivable                                                      (21,265)                 191,475
          Prepaid and other current assets                                        (362,907)                (576,960)
          Other assets                                                             (37,733)                       -
          Accounts payable and accrued expenses                                   (162,879)                 312,582
          Deferred revenue                                                          12,833                 (250,000)
                                                                       -------------------     --------------------
             Net cash used in operating activities                              (6,372,618)              (7,810,223)
                                                                       -------------------     --------------------

Cash flows from investing activities:
   Proceeds from:
         Sale of property and equipment                                             28,312                        -
   Payments for:
         Acquisition of property and equipment                                    (103,750)                (331,896)
         Acquisition of patents and related costs                                 (202,715)                (215,772)
         Capitalization of tooling costs                                          (114,524)                (334,338)
                                                                       -------------------     --------------------
            Net cash used in investing activities                                 (392,677)                (882,006)
                                                                       -------------------     --------------------

Cash flows from financing activities:
   Proceeds from:
           Preferred stock offerings                                             1,348,496                3,000,000
          Common stock offerings                                                 5,307,048
   Payments for:
            Notes and loans                                                        (19,530)                   4,572
            Initial public offering and debenture fees                                   -                  (66,531)
            Other                                                                   (8,819)                       -
            Net cash provided by financing activities                            6,627,195                2,938,041
                                                                       -------------------     --------------------
Net decrease in cash and cash equivalents                                         (138,100)              (5,754,188)
Cash and cash equivalents, beginning of period                                     952,366                6,274,967
Cash and cash equivalents, end of period                                      $    814,266             $    520,779
                                                                       ===================     ====================


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $    2,526               $    8,527
Supplemental disclosure of non-cash financing activities:
   Common stock issued for preferred stock dividend requirements                $   85,266                   $    -
                                                                                               ====================
   Common stock issued for services rendered                                    $   98,438                   $    -
                                                                                               ====================
   Preferred stock dividends requirements                                       $    5,469                $  37,500
                                                                       ===================     ====================

                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         We have prepared the accompanying unaudited, consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected in such financial statements. Please refer to our Annual Report on Form 10-KSB for the complete financial statements. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results of operations expected for the full year. Our fiscal year ends December 31.

2.       Principles of Consolidation

         The consolidated financial statements include our accounts and those of our wholly-owned subsidiary, Tech International of Virginia Inc. ("Tech Virginia"). We have eliminated all material intercompany accounts and transactions.

3.       New Accounting Pronouncements

         The Financial Accounting Standards Board has issued two new standards that become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, "Reporting Comprehensive Income", requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. There is no impact to our financial statements from the adoption of these pronouncements.

         In addition, the Financial Accounting Standards Board has issued, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for years beginning after June 15, 1999. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its basic value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge criteria are met. We believe that the effect of the adoption of SFAS No. 133 by us will not be material.

4.       Preferred Stock

         In January 1998, we placed 1,000 shares of Series B Preferred Stock and received cash proceeds of approximately $974,000 from this issuance. In connection with this placement and the placement of 3,000 shares of Series B Preferred Stock in November 1997, the placement agent received (1) 50,000 shares of Common Stock, (2) warrants to purchase 25,000 shares of Common Stock at $2.1313 per share, and (3) warrants to purchase 75,000 shares of Common Stock at $3.025 per share. During the nine months ended September 30, 1998, the holders of the Series A and Series B Preferred Stock converted 2,250 shares of Series A Preferred Stock and 4,180 shares of Series B Preferred Stock pursuant to their respective terms. Such conversions resulted in the issuance of 4,878,074 shares of Common Stock. As of the current date, the holders of the Preferred Stock have converted all of the 3,000 shares of Series A Preferred Stock and 4,180 shares of Series B Preferred Stock we issued. Such conversions resulted in the the issuance of 1,958,984 and 3,172,239 shares of Common Stock, respectively.

         In May 1998, we placed 375 shares of Series C Preferred Stock and received cash proceeds of $375,000 from this issuance. During the nine months ended September 30, 1998, the holders of the Series C Preferred Stock converted
93.75 of such shares resulting in the issuance of 23,741 shares of Common Stock.

5.       Commitment

         We entered into a Memorandum of Understanding ("MOU") with Sony Digital Products ("SODP") on May 14, 1998. Under that agreement, we are obligated to reimburse SODP Yen 100 million over a ten month period commencing April 1998. These payments are reimbursements to SODP for engineering and development of our Mobile Assistant IV(TM). Through September 1998, we have remitted to SODP Yen 40 million under the MOU in accordance with the payment terms. We will remit the balance of the payments and recognize the related expense as the services are provided to us by SODP.

6.       Subsequent Events

         In October 1998, we entered into a financing agreement with an investor pursuant to which, we may, at our option, sell between $2,700,000 and $5,400,000 of Common Stock to the investor during the period from October 8, 1998 to November 15, 1998. As of November 13, 1998, we have issued 488,343 shares of unregistered Common Stock under that financing agreement from which we received $2,000,000 in gross proceeds. In connection with such financing agreement, we also issued warrants to purchase up to 12,500 shares of stock at $9.58 per share and 12,500 shares of stock at $9.09 per share. Those warrants are exercisable at any time starting six months after the closing and ending five years after closing. The placement agent for this transaction received a cash fee of 6%.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION.

                                    Overview

         Our Company was incorporated as a Virginia company in October 1990 and commenced active operations in November 1992 as Computer Products & Services, Inc. to develop, manufacture and sell mobile computing systems. Since commencing operations, we have incurred significant operating losses. In April 1996, we merged with Xybernaut Corporation, a Delaware corporation, in order to change our name and reincorporate in Delaware. In July 1996, we successfully completed an initial public offering ("IPO") of our Common Stock and Warrants which are traded on the NASDAQ SmallCap Market.

      The first product we commercialized was the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) Series. The first product in this series was introduced in 1994 and used "486" based technology ("486 System") that was produced in a limited quantity and is no longer being manufactured. We have based our product development on the expectation that continued improvements in software for operating systems, applications and speech recognition software will require continued improvements in the performance and capabilities of the Mobile Assistant(R) Series. Based on this expectation, we undertook a product development program that resulted in the second product offering in the Mobile Assistant(R) Series. We introduced this product, which uses "586" based technology ("Mobile Assistant(R) II System"), on a preproduction basis in January 1997. During the third quarter of 1997 we introduced a third system which uses a Pentium(R) processor running at 133 MHZ ("133P System"). We tailored the 133P System for those customers who require additional processing capacity for their applications, such as a body-worn server for wireless LAN applications, and also for those customers using new continuous speech recognition or phonetic recognition software that require higher processing speeds, such as that available from IBM Corporation, Dragon Systems, Inc., and Texas Instruments, among others. In the third quarter of 1998, we commenced production of the next-generation MMX Pentium(R) Mobile Assistant(R) IV ("MA IV"), which uses a Pentium chipset known as the "Tillamook" that runs at up to 266 MHZ.

        We are developing additional software products for use on the Mobile Assistant and other personal computers. In the third quarter of 1997, we announced the introduction of linkAssist(TM), a software product which provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to most any application without altering the original data. We have also announced webAssist(TM), a software product that allows voice navigation of HTML document links such as those found on the World Wide Web and Intranets.

         We have derived our revenues from sales of the Mobile Assistant(R) Series and from consulting services related to the Mobile Assistant(R), application software for the Mobile Assistant(R), and other computer platforms. During the three months ended September 30, 1998, we derived all of our revenues from sales of the Mobile Assistant(R). For the three months ended September 30, 1997, we derived approximately 36% of our revenues from sales of the Mobile Assistant(R) and 64% of our revenues from consulting services and licensing revenues. In the future, we expect to derive additional revenues from the sale of software and additional optional components of the Mobile Assistant(R) Series.

         We recognize revenues from sales to customers, VARs and OEMs when products are shipped. Our sales agreements generally do not involve any significant obligations to customers subsequent to delivery except as provided in separate service or support agreements. We will recognize revenues from future software sales in accordance with Statement of Position No. 97-2. Cost of sales include the cost of components for the Mobile Assistant(R) Series, direct labor, direct materials, overhead allocations, inventory obsolescence charges, amortization of tooling costs and shipping costs.

         We intend to continue expenditures on research and development of additional hardware and software products. Research and development activities consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct our development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional costs are capitalized until the software is ready for release. We started limited shipments of our linkAssist(TM) software late in the year ended December 31, 1997, but the costs eligible for capitalization under SFAS were immaterial during this period and were not capitalized. We expect such costs to be immaterial during the coming fiscal year. Research and development expenses for the three months ended September 30, 1998 and 1997 were $851,712 and $568,058, respectively, none of which was capitalized.

         Our consolidated financial statements, for all periods presented, include the results of operations of Tech Virginia, our wholly-owned subsidiary that supplies software and consulting services to the United States government and others. In July 1996, we exercised our option to purchase all of the capital stock of Tech Virginia. We completed payments under this option during the year ended December 31, 1997. The consolidated financial statements contain eliminations for all material transactions between Tech Virginia and our company for all periods presented.

         Our consolidated financial statements do not contain a provision for income tax expense due to the net operating losses incurred since inception. Subject to realization, we have generated net operating losses that can be used to offset taxable operating income in the future. Our future operations, if profitable, will be subject to income tax expense not previously incurred. At September 30, 1998, we had approximately $14,900,000 of net operating loss carry forwards for federal income tax purposes that expire beginning in 2013. The use of these carry forwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, we determined that we will be required to modify or replace portions of our software so that our computer systems will properly utilize dates beyond December 31, 1999. We believe that we can mitigate the Year 2000 Issue with modifications to existing software and conversions to new software. However, if we fail to make such modifications and conversions, or if we do not make them on a timely basis, the Year 2000 Issue could have a material impact on our operations.

         We have contacted all of our significant suppliers and large customers to determine the possible effect on our operations of their inability or failure to remediate their own Year 2000 Issue. Our estimate of the costs to remediate our Year 2000 issue is based on presently available information. However, we cannot guarantee that the systems of other companies on which our systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have material adverse effect on our operations. We have no exposure to contingencies related to the Year 2000 Issue for the products we have sold.

         We will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. We plan to complete the Year 2000 project within six months and estimate the total remaining cost of the Year 2000 project at $6,000. Approximately $1,700 of the total project cost is attributable to the purchase of new software which will be capitalized. The remaining $4,300, which will be expensed as incurred over the next six months, is not expected to have a material effect on our results of operations. To date, we have incurred and expensed approximately $1,000 related to our Year 2000 project.

         Our estimates of the date of completion and cost of our Year 2000 project are based on our best estimates, which we derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. The costs and completion date of our Year 2000 project could differ materially from our estimates due to the lack of availability and cost of personnel trained in this area, our ability to locate and correct all relevant computer codes, and similar uncertainties.

Results of Operations

         The following table sets forth items from the Consolidated Statements of Operations as a percentage of revenues:



                                          Three Months Ended                        Nine Months Ended


                                      9/30/98             9/30/97             9/30/98              9/30/97
                                 -----------------    ---------------     ----------------     ----------------
Revenues                                    100.0%             100.0%               100.0%               100.0%
Cost of sales                               306.8%              47.6%               190.1%                96.1%
                                 -----------------    ---------------     ----------------     ----------------
   Gross margin                            (206.8)%             52.4%               (90.1)%                3.9%

Operating expenses:
   Sales & marketing                        360.7%             283.5%               337.6%               416.8%
   General & administrative                 456.3%             261.8%               453.2%               434.9%
   Research & development                   328.8%             159.4%               301.5%               295.3%
                                 -----------------    ---------------     ----------------     ----------------
Total operating expense                   1,145.8%             704.7%             1,092.3%             1,147.0%
Other income                                  9.1%               7.0%                 5.1%                12.2%
                                 -----------------    ---------------     ----------------     ----------------
Net loss                                 (1,343.5%)           (645.3%)           (1,177.3%)           (1,130.9%)
                                 -----------------    ---------------     ----------------     ----------------
Provisions for preferred stock                2.1%              56.7%                 0.9%                33.3%
                                 -----------------    ---------------     ----------------     ----------------
Net loss applicable to holders
of common stock                          (1,345.6%)           (702.0%)           (1,178.2%)            1,164.2%)
                                 =================    ================    ================     =================

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues. Total revenues for the three months ended September 30, 1998 were $259,043, a decrease of $97,322, or 27%, compared to $356,365 for the corresponding period in 1997. Product revenues for the three months ended September 30, 1998 were $259,043, an increase of $129,678 or 100%, compared to $129,365 for the corresponding period in 1997. The increase in product revenues for the three months ended September 30, 1998 was related to the higher number of 133P Systems that were sold during that period compared to the corresponding period in 1997. There was no consulting and license revenues for the three months ended September 30, 1998 compared to $227,000 for the corresponding period in 1997. In 1997 we recognized licensing revenue of $210,000. This represented the remaining balance of deferred licensing revenue with Rockwell International, one of our licensees. Revenue recognition resulted because Rockwell International elected to discontinue operating under our license agreement due to a restructuring of their business operations.

         Cost of sales. The cost of goods sold for the three months ended September 30, 1998 was $794,793, an increase of $625,205, or 369%, compared to $169,588 for the corresponding period in 1997. The increase was due to charges of approximately $320,000 to reduce the carrying value of the 133P Systems to estimated market value and approximately $160,000 related to the write-off of certain capitalized tooling costs related to the 133P Systems in 1998. These reductions were based on our recognition that the MA IV System will supercede the 133P System resulting in the need to recognize obsolescence associated with the older line.

         Sales and marketing. Sales and marketing expenses for the three months ended September 30, 1998 were $934,513, a decrease of $75,605, or 7%, compared to $1,010,118 for the corresponding period in 1997. The decrease was due to a change in the compensation structure for sales personnel that resulted in lower base salaries and a reduction in travel related expenses due to the centralization of sales staff.

         General and administrative. General and administrative expenses for the three months ended September 30, 1998 were $1,181,938, an increase of $248,810, or 27%, compared with $933,128 for the corresponding period in 1997. This increase resulted primarily from a charge of approximately $230,000 related to the write-off of software that had no further remaining value to us. The remaining increase is due activities related to discussions regarding certain strategic partnerships and international operations.

         Research and development. Research and development expenses for the three months ended September 30, 1998 were $851,712, an increase of $283,654, or 50%, compared with $568,058 for the corresponding period in 1997. This increase is primarily the result of increased development expenses for the Mobile Assistant(R) IV System.

         Other income, net. Other income for the three months ended September 30, 1998 was $23,638, a decrease of $1,278, or 5%, compared with $24,916 for the corresponding period in 1997.

         Dividend on preferred stock, and deemed dividend accretion on preferred stock. We issued our Series A Preferred Stock on June 30, 1997. The Series A Preferred Stock accrued dividends at 5% per annum on the outstanding principal amount. We issued our Series B Preferred Stock on November 11, 1997. The Series B Preferred Stock accrued dividends at 4% per annum on the outstanding principal amount. We issued our Series C Preferred Stock on May 15, 1998. The Series C Preferred Stock accrues dividends at 5% per annum on the outstanding principal amount. For the three months ended September 30, 1998, the amount of accrued dividend was $5,469, a decrease of $32,031, or 85% for the corresponding period in 1997. In accordance with the Emerging Issues Task Force report titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," a deemed dividend was assumed for the Series A and Series B Preferred Stock, which was accreted periodically as portions of the Series A and Series B Preferred Stock were converted into Common Stock. The amount of this accretion for the three months ended September 30, 1998 was $0 a decrease of $164,634 or 100%, compared to $164,634 for the corresponding period in 1997. Additional paid in capital was reduced by the amount of accretion and preferred stock was increased by the amount of accretion, resulting in no impact on the overall amount of stockholder's equity.

         Net loss attributable to holders of common stock. As a result of the factors described above, the net loss attributable to Common Stock for the three months ended September 30, 1998 was $3,485,744, an increase of $983,999, or 39%, compared to $2,501,745 for the corresponding period in 1997. Although we were subject to taxation during the three months ended September 30,

1998 and 1997, we incurred net losses during these periods and no provision for income taxes was made.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues. Total revenues for the nine months ended September 30, 1998 were $617,743, an increase of $10,921, or 2%, compared to $606,822 for the corresponding period in 1997. Product revenues for the nine months ended September 30, 1998 were $615,904, an increase of $266,082, or 76%, compared to $349,822 for the corresponding period in 1997. The increase in product revenues for the nine months ended September 30, 1998 was related to the higher number of 133P Systems that were sold during that period, compared to the lower number of 486, 586 and 133P Systems that were sold in the corresponding period in 1997. Consulting and license revenues for the nine months ended September 30, 1998 were $1,839 a decrease of $255,161 or 99%, compared to $257,000 for the corresponding period in 1997. In 1997 we recognized licensing revenue of $210,000. This represented the remaining balance of deferred licensing revenue with Rockwell International, one of our licensees. Revenue recognition resulted because Rockwell International elected to discontinue operating under our license agreement due to a restructuring of their business operations.

         Cost of sales. The cost of goods sold for the nine months ended September 30, 1998 was $1,174,269, a increase of $591,112, or 101%, compared to $583,157 for the corresponding period in 1997. The increase was due to charges of approximately $320,000 to reduce the carrying value of the 133P Systems to estimated market value and approximately $160,000 related to the write-off of certain capitalized tooling costs related to the 133P Systems in 1998. These reductions were based on our recognition that the MA IV System will supercede the 133P System resulting in the need to recognize obsolescence associated with the older line. The remaining increase was due to increased sales. These were offset by non-recurring charges in 1997 of approximately $97,000 of parts for 586 Systems that were replaced and written off, and by a full reserve for obsolescence of approximately $225,000 for the remaining computing units used in 486 Systems that we believed to be saleable, but whose value is uncertain given changes in technology and advances in the market.

         Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 1998 were $2,085,660, a decrease of $443,491, or 18%, compared to $2,529,151 for the corresponding period in 1997. This decrease was due to a change in the compensation structure for sales personnel that resulted in lower base salaries and a reduction in travel related expenses due to the centralization of sales staff.

         General and administrative expenses. General and administrative expenses for the nine months ended September 30, 1998 were $2,799,817, an increase of $160,554, or 6%, compared to $2,639,263 for the corresponding period in 1997. This increase resulted primarily from a charge of approximately $230,000 related to the write-off of software that had no further remaining value to us. The remaining increase is due to activities related to discussions regarding certain strategic partnerships and international operations. These were offset by reductions in personnel and related occupancy expenses, along with a decrease in related travel expenses.

         Research and development expenses. Research and development expenses for the nine months ended September 30, 1998 were $1,862,481, an increase of $70,801, or 4%, compared to $1,791,680 for the corresponding period in 1997. This increase is the primarily the result of increased development expenses for the Mobile Assistant IV System.

         Other income, net. Other income for the nine months ended September 30, 1998 was $31,704, a decrease of $42,341, or 57%, compared to $74,045 for the corresponding period in 1997. This decrease is the result of reduced interest income from the lower average cash balances in the nine months ended September 30, 1998 than for the corresponding period in 1997, which reflected the interest income on proceeds from the Company's initial public offering that was completed in July 1996.

         Dividend on preferred stock, and deemed dividend accretion on preferred stock. We issued our Series A Preferred Stock on June 30, 1997. The Series A Preferred Stock accrued dividends at 5% per annum on the outstanding principal amount. We issued our Series B Preferred Stock on November 11, 1997. The Series B Preferred Stock accrued dividends at 4% per annum on the outstanding principal amount. We issued our Series C Preferred Stock on May 15, 1998. The Series C Preferred Stock accrues dividends at 5% per annum on the outstanding principal amount. For the nine months ended September 30, 1998, the amount of accrued dividend was $5,469, a decrease of $32,031, or 85% for the corresponding period in 1997. In accordance with the Emerging Issues Task Force report titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," a deemed dividend was assumed for the Series A and Series B Preferred Stock, which was accreted periodically as portions of the Series A and Series B Preferred Stock were converted into Common Stock. The amount of this accretion for the nine months ended September 30, 1998 was $0 a decrease of $164,634 or 100%, compared to $164,634 for the corresponding period in 1997. Additional paid in capital was reduced by the amount of accretion and preferred stock was increased by the amount of accretion, resulting in no impact on the overall amount of stockholder's equity.

         Net loss attributable to holders of common stock. As a result of the factors described above, the net loss for the nine months ended September 30, 1998 was $7,278,249, an increase of $213,731, or 3% compared to $7,064,518 for the corresponding period in 1997. Although we were subject to taxation during the nine months ended September 30, 1998 and 1997, we incurred net losses during these periods and no provision for taxes was made.

Liquidity and Capital Resources

         Since  our  inception  until  the  completion  of  our  initial  public offering,  we  have  financed  our  operations  from  the  private  sale  of our securities, from vendor credit and from short-term loans received from management, stockholders and others.

         From October 1994 to August 1995, we raised approximately $1,243,000 from the private sale of shares of Common Stock at $6.00 per share. In November 1995, we raised $1,505,000 through the private placement of convertible debentures and in April 1996, we raised $1,000,000 through a second private placement of convertible debentures. We received approximately $2,140,000 from these financings net of offering costs. We carried the placement fees in respect of these financings as interest-bearing loans that we repaid from the proceeds of our initial public offering. We realized gross proceeds of approximately $13,280,000 and net proceeds of approximately $10,840,000 after related expenses.

         On June 30, 1997, we completed a $3 million private placement of 3,180 shares of Series A Preferred Stock, par value $0.01 per share ("Series A
Preferred Stock"), from which we realized gross proceeds of $3,000,000 and net proceeds of approximately $2,762,000 after related expenses. The holders of the Series A Preferred Stock converted all of such shares resulting in the issuance of 1,958,984 shares of Common Stock.

         On November 12, 1997, we completed a $3 million private placement of 3,000 shares of Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), from which we realized gross proceeds of $3,180,000 and net proceeds of approximately $2,950,000 after related expenses. On February 23, 1998, we completed a follow-on placement of Series B Preferred Stock and realized gross proceeds of $1,000,000 and net proceeds of approximately $990,000 after related expenses. The holders of the Series B Preferred Stock converted all of such shares resulting in the issuance of 3,172,239 shares of Common Stock.

         In April 1998, we entered into an equity line of credit agreement from which we received an initial gross amount of $1,000,000 in exchange for Common Stock. Under this line of equity, we have the right, but not the obligation, to obtain up to an additional $10,000,000 in a series of equity drawdowns based on terms and conditions specified in the line of credit. In connection with this line of equity, we issued five-year warrants to purchase up to 40,000 shares of stock at $1.76 per share and 20,000 shares of stock at $2.81 per share at any time starting six months after closing. The placement agent for this transaction received a cash fee of 5% and 50,000 shares of unregistered stock.

         In May 1998, we completed a $750,000 private placement of 375 shares of Series C Preferred Stock, par value $0.01 per share ("Series C Preferred Stock") and 110,294 shares of Common Stock. The Series C Preferred Stock has a stated value of $1,000 per share. A holder of the Series C Preferred Stock is entitled to receive, if and when declared, a dividend equal to 5% of the stated value per share per annum, payable in shares of Common Stock or in cash, payable upon conversion of the Series C Preferred Stock. The Certificate of Designation of the Series C Preferred Stock provides us with several redemption options and allows for the periodic conversion of portions of unredeemed Series C Preferred Stock over a two-year period ending May 15, 2000. The holders of the Series C Preferred Stock have converted 93.75 of such shares resulting in the issuance of 23,741 shares of

Common Stock. Any Series C Preferred Stock outstanding on May 15, 2000 must be converted into Common Stock at that date.

         In June 1998, we completed a $1,000,000 private placement in which we issued 153,846 unregistered shares of Common Stock at a price of $6.50 per share.

         In June 1998, we amended and exercised a put option in the aggregate principal amount of $3,000,000 under the April 1998 private equity line of credit agreement mentioned above. In connection with such action, we issued 545,454 shares of Common Stock. Such shares are subject to restrictions on resale for a period of nine months and to repricing upon occurrences of certain conditions. In addition, we issued five-year warrants to purchase up to 300,000 shares of Common Stock at a price of $5.25 per share.

         In September 1998, we entered into a financing arrangement with an investor pursuant to which, we may, at our option, sell up to $31,200,000 of Common Stock to the investor during a twelve month period. The investor may exercise a call option for an additional $31,200,000. In order to utilize the financing arrangement, we must have an effective registration statement covering the shares to be issued in the financing. On October 1, 1998, we filed a registration statement covering a portion of the shares issuable under the financing.

         In October 1998, we entered into a financing agreement with an investor pursuant to which, we may, at our option, sell between $2,700,000 and $5,400,000 of Common Stock to the investor during the period from October 8, 1998 to November 15, 1998. We have issued 488,343 shares of unregistered Common Stock under this financing agreement from which we have received $1,100,000 in gross proceeds.

         We used cash of $6,372,618 in our operating activities for the nine months ended September 30, 1998. This amount was primarily the result of a $7,272,780 net loss, an increase in prepaid expenses of $362,907 and a decrease in accounts payable and accrued expenses of $162,879. These were offset by depreciation and amortization of $331,866, a non-cash charge for the write-down of inventory of $320,000, a non-cash charge for property and equipment of $233,097, a non-cash charge for tooling costs of $299,266, and a net decrease in inventories of $220,961. We used cash of $392,677 in our investing activities for the nine months ended September 30, 1998 which included $202,715 related to patents, $114,524 in capitalized tooling costs and $103,750 for the acquisition of property and equipment. We received proceeds of $6,627,195 from our financing activities for the nine months ended September 30, 1998 which primarily consisted of $5,307,048 from our issuance of Common Stock, net of related fees and $1,348,496 from our issuance of Series B and Series C Preferred Stock, net of related fees. As a result cash and cash equivalents on hand as of September 30, 1998 were $814,266, a decrease of $138,100 from the $952,366 of cash and cash equivalents on hand as of December 31, 1997.

         We used cash of $7,810,233 in our operating activities for the nine months ended September 30, 1997. This amount was primarily the result of a $6,862,384 net loss, an increase in inventories of $851,159 largely related to the production of the Mobile Assistant II System, the 133P System and our head mounted display, an increase in prepaid and other current assets of $576,960 and the reduction in deferred licensing revenue of $250,000. These were offset by depreciation and amortization expense of $226,223, a reduction in receivables of $191,475 and an increase of payables and accrued expenses of $312,582. We used cash of $882,006 in our investing activities for the nine months ended September 30, 1997. This included $331,896 for the acquisition of property and equipment, $334,338 in capitalized costs related to the production of the Mobile Assistant II System, the 133P System and our head mounted display, and $215,772 related to patents. We received proceeds of $2,938,041 from our financing activities for the nine months ended September 30, 1998 from the placement of our Series A Preferred Stock. As a result cash and cash equivalents on hand as of September 30, 1997 were $520,779, a decrease of $5,754,188 from the $6,274,967 of cash and cash equivalents on hand as of December 31, 1996.

         At September 30, 1998, we had no material capital commitments and working capital of $1,364,259.

         We anticipate that our working capital requirements and operating expenses will increase as we expand production and sales of the Mobile Assistant(R), and expand our full sales, service and marketing functions, and develop the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the MA IV, and competitive pressures on gross margins will impact the magnitude and timing of the our cash requirements. To meet working capital needs, we entered into a financing arrangement with an investor. In the event such financing arrangement is terminated, we may also exercise an existing put option to sell up to $7,000,000 of Common Stock under the April 1998 Private Equity Line of Credit Agreement. In addition, we intend to use funds from operations, and may obtain a working capital line of credit and/or complete additional financings, if necessary. We believe that additional funding arrangements are readily available to us and the execution of any such arrangement will depend on timing, market conditions and the final terms and conditions of such arrangements. We will begin full production of the MA IV model of the Mobile Assistant(R) beginning in the quarter ending December 31, 1998 and expect receivables from sales of the MA IV to provide collateral for borrowing facilities at that point. Although we can provide no assurance that such facilities will be available, we intend to seek to establish secured borrowing facilities at such time as appropriate collateral is available. We believe that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet our cash requirements until at least September 1999. However, we can provide no assurance that we can or will obtain sufficient funds from operations or from a working capital line of credit or from closing additional financings on terms acceptable to us.

                      Possible Impact on Near-Term Revenues

         We have agreements with third-party suppliers to manufacture and supply the body-worn computing unit, the HMD and the batteries for the 133P and the MA
IV. We have substantially curtailed production of the computing unit for the 133P pending the introduction of the MA IV in the fourth quarter. As expected, revenue growth has been modest for the first three quarters of the year ending December 31, 1998. Significant revenue growth is expected in the fourth quarter when MA IV suppliers commence full scale production and those units are sold in volume. Delays, for any reason, in the commencement of full-scale production of the MA IV units may adversely affect revenues for the year ending December 31, 1998.

         Exchange rates for some local currencies in countries where we operate may fluctuate in relation to the U.S. dollar. Such fluctuations may have an adverse effect on our earnings when local currencies are translated into U.S. dollars.

                         Possible Non-Cash Future Charge

         As a condition to our initial public offering, certain of our stockholders, primarily officers and directors, deposited an aggregate of 1,800,000 shares of Common Stock into an escrow account (the "Escrowed Shares"). The Escrowed Shares are subject to the following terms and conditions:

         o The Escrowed Shares will be released incrementally over a three-year period only in the event our gross revenues and earnings (loss) per share for the 12-month periods ending September 30, 1997, 1998 and 1999 equal or exceed certain gross revenue and earnings (loss) per share targets.

         o If such per share targets are not met in any of the relevant 12-month periods and the price of the Common Stock does not meet or exceed agreed upon price levels, certain amounts of the Escrowed Shares will be returned to us for each period and canceled.

         o All the Escrowed Shares will be returned to the stockholders if the closing price of the Common Stock as reported on The Nasdaq SmallCap Market following this offering equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days during the period ending September 30, 1999.

         The difference between the initial offering price and the market value (at the time of release) of any Escrowed Shares released will be deemed to be an additional compensation expense. Such expense, depending on the price per share, may have the effect of reducing or eliminating any earnings per share and could have a negative effect on the market price for our Common Stock.

         We did not meet the targets for escrow release for September 30, 1997 and September 30, 1998. As a result, 300,000 and 750,000 shares, respectively, were canceled from the escrow pool resulting in a reduction of 2.1% and 3.6% of our outstanding shares of Common Stock.

         Since we have reported losses, our loss per share is calculated using outstanding shares less shares held in escrow to avoid antidilution. Therefore, the cancellation of shares from escrow does not affect the reported loss per share.

         Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, when used in the preceding discussion, the words "believes, expects, or intends to" and similar conditional expressions are intended to identify forward-looking statements within the meaning of the Act and are subject to the safe harbor created by the Act. Such statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, conditions in the general acceptance of our products and technologies, competitive factors, the ability to successfully complete additional financings and other risks described in our SEC reports and filings.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS:

         27.1     Financial Data Schedule

b)       REPORTS ON FORM 8-K

         No reports on form 8-K were filed during the quarterly period ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       XYBERNAUT CORPORATION


                                                      /s/ Maarten R. Heybroek
                                                         -----------------------
                                                     By: Maarten R. Heybroek
                                                     Chief Operating Officer and
                                                     Chief Financial Officer