Form 10QSB/A
period 1998-06-30
XYBERNAUT CORP
filed 1998-12-02
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                              YES      X       NO
                                     ----             ----

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

                             YES              NO
                                  ----             ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

               Class                            Outstanding at August 13, 1998
 Common stock - $0.01 par  value                               20,934,765

                                      INDEX


                                                                          PAGE
                                                                          ----

COVER PAGE                                                                   1

INDEX                                                                        2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                   Consolidated Balance Sheets                               3
                   Consolidated Statements of  Operations                    4
                   Consolidated Statements of Cash Flows                     5
                   Notes to Consolidated  Financial Statements               6

         Item 2 - Management's Discussion and Analysis of
                   Results of Operations and Financial Conditions            7

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                                  19

                              XYBERNAUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                              ASSETS                                    June 30, 1998              December 31,
                                                                         (unaudited)                   1997
                                                                   -----------------------    ----------------------



Current assets:
   Cash and cash equivalents                                       $             4,014,723    $              952,366
   Accounts receivable                                                             182,363                   216,767
   Inventories                                                                   1,172,699                 1,607,781
   Prepaid and other current assets                                                399,883                   334,245
                                                                   -----------------------    ----------------------
         Total current assets                                                    5,769,668                 3,111,159
                                                                   -----------------------    ----------------------

Fixed assets:

   Property and equipment, net                                                     773,788                   505,695
                                                                   -----------------------    ----------------------

Other assets:

   Patent costs, net                                                               414,683                   384,422
   Tooling costs, net                                                              312,368                   376,990
   Other                                                                           163,396                   153,351
                                                                   -----------------------    ----------------------
         Total other assets                                                        890,447                   914,763
                                                                   -----------------------    ----------------------
         Total assets                                              $             7,433,903    $            4,531,617
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



Commitments and contingencies

Stockholders' equity:

   Preferred Stock, $.01 par value,  6,000,000 shares  authorized;
      3,000 shares designated as Series A, 2,250 shares issued and outstanding as of December 31,  1997;  4,180 and 3,180  shares designated  as Series B, 3,180 shares issued and  outstanding as of December 31, 1997; 375 shares  designated as Series C, 375 shares issued and outstanding as of June 30, 1998, at net
      carrying value                                                               364,754                 4,193,355

   Common stock, $.01 par value,  40,000,000 shares  authorized;
      20,934,765 and 14,360,515 issued and outstanding as of June
      30, 1998 and December 31, 1997, respectively                                 209,348                   143,605
   Additional paid-in capital                                                   27,636,785                17,181,329
   Deferred compensation                                                            (9,042)                  (91,511)
   Accumulated deficit                                                         (22,045,347)              (18,252,843)
                                                                   ------------------------   ----------------------
         Total stockholders' equity                                              6,156,498                 3,173,935
                                                                   -----------------------    ----------------------
         Total liabilities and stockholders' equity                $             7,433,903      $          4,531,617
                                                                   =======================    ======================



                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                          Three Months Ended June 30,                   Six Months Ended June 30,
                                   -----------------------------------------     ----------------------------------------

                                          1998                   1997                  1998                   1997
                                   ------------------     ------------------     -----------------     ------------------

Revenue:

   Product sales and leases           $       229,634         $      125,032      $        356,861          $     220,458
   Consulting and license                       1,839                 15,000                 1,839                 30,000
                                   ------------------     ------------------     -----------------     ------------------
       Total revenue                          231,473                140,032               358,700                250,458



Cost of sales                                 271,905                258,229               379,476                409,790
                                   ------------------     ------------------     -----------------     ------------------
       Gross profit (loss)                    (40,432)              (118,197)              (20,776)              (159,332)



Operating expenses:

   Sales and marketing                        656,042                729,655             1,151,147              1,489,195
   General and administrative                 966,199                893,803             1,617,879              1,885,214
   Research and development                   643,413                564,398             1,010,769              1,196,319
                                   ------------------     ------------------     -----------------     ------------------
       Total operating expenses             2,265,654              2,187,856             3,779,795              4,570,728
                                   ------------------     ------------------     -----------------     ------------------



       Operating loss                      (2,306,086)            (2,306,053)           (3,800,571)            (4,730,060)



Interest income, net                            2,902                  7,773                 8,066                 49,129
                                   ------------------     ------------------     -----------------     ------------------
Net loss                                   (2,303,184)            (2,298,280)           (3,792,505)            (4,680,931)
                                     ----------------     ------------------     ------------------    ------------------
Provision for preferred stock
   dividends                                   20,657              ---                      56,559              ---
Provision for accretion on
preferred stock beneficial
conversion feature                            533,264              ---                     907,489              ---
                                   --------------------   ---------------------    ------------------  ---------------------


Net loss applicable to holders
     of common stock                   $   (2,857,105)          $ (2,298,280)        $  (4,756,553)       $   (4,680,931)
                                    ==================     ==================     =================     ==================
Per common share (basic and
diluted):
Net loss before provision for
   preferred stock                $             (0.13)   $       (0.18)   $          (0.24)   $          (0.38)


Total provisions for preferred
stock                                           (0.03)               -                     (0.07)                    -
                                   -------------------   ------------------       ----------------      -----------------





Net loss applicable to holders
   of common stock                 $            (0.16)   $            (0.18)    $          (0.31)     $          (0.38)
                                   ==================     ==================     =================     ==================
Weighted average number of
common shares outstanding
(basic and diluted)                        17,343,590             12,459,112          15,516,067            12,459,112
                                   ==================     ==================     =================     ==================




                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                Six Months Ended June 30,
                                                                       --------------------------------------------
                                                                              1998                     1997
                                                                       -------------------     --------------------

Cash flows from operating activities
   Net loss attributable to common stock                                    $   (3,792,505)         $    (4,680,931)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                           152,185                  160,547
           Provision for bad debts                                                 (30,697)                       -
           Non cash charges for tooling costs                                      138,682                        -
           Non cash charges for stock and options issued for services               82,469                  125,488
    Inventories                                                                    109,731                 (295,792)
    Accounts receivable                                                             65,101                   (2,338)
    Prepaid and other current assets                                               (65,638)                (184,312)
    Other assets                                                                   (10,528)                  (4,798)
    Accounts payable and accrued expenses                                          (14,873)                 (74,373)
    Deferred licensing revenue                                                           -                  (30,000)
                                                                       -------------------     --------------------
             Net cash used in operating activities                              (3,366,073)              (4,986,509)
                                                                       -------------------     --------------------

Cash flows from investing activities:
   Acquisition of property and equipment, net                                     (33,515)                (306,962)
   Acquisition of patents and related costs                                       (91,190)                (155,888)
   Capitalization of tooling costs and other assets                               (74,060)                (284,294)
                                                                                 --------                ---------
            Net cash used in investing activities                                (198,765)                (747,144)
                                                                       -------------------     --------------------

Cash flows from financing activities:
   Proceeds from:
           Preferred stock offerings                                             1,348,496                2,785,000
           Common stock offerings                                                5,307,048                        -
           Initial Public Offering, gross                                                -                  215,000
   Payments for:
            Notes and loans                                                       (19,530)                  (48,924)
            Other                                                                  (8,819)                        -
                                                                       -------------------     --------------------
            Net cash used in financing activities                                6,627,195                2,951,076
                                                                       -------------------     --------------------
Net decrease in cash and cash equivalents                                        3,062,357               (2,782,577)
Cash and cash equivalents, beginning of period                                     952,366                6,274,967
                                                                       -------------------     --------------------
Cash and cash equivalents, end of period                                    $    4,014,723           $    3,492,390
                                                                       ===================     ====================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $    2,500               $    8,527
                                                                       ===================     ====================
Supplemental disclosure of non-cash financing activities:
   Common stock issued for preferred stock dividend requirements                $   84,022                   $    -
                                                                       ===================     ====================
   Common stock issued for services rendered                                    $   98,438                   $    -
                                                                       ===================     ====================
   Provision for preferred stock dividend requirements                          $   56,559                   $    -
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

Results of Operations

         The following table sets forth items from the Consolidated Statements of Income as a percentage of revenues:



                                                Three Months Ended                        Six Months Ended
                                            ---------------------------             ----------------------------

                                            6/30/98             6/30/97             6/30/98              6/30/97
                                            -------             -------             -------              -------

Revenues                                      100%               100%                 100%                 100%
Cost of sales                               117.5%             184.4%               105.8%               163.6%
                                            ------             ------               ------               ------
   Gross margin                            (17.5)%            (84.4)%               (5.8)%              (63.6)%

Operating expenses:
   Sales & marketing                        283.4%             521.1%               320.9%               594.6%
   General & administrative                 417.4%             638.3%               451.0%               752.7%
   Research & development                   277.9%             403.0%               281.8%               477.7%
                                            ------             ------               ------               ------
Total operating expense                     978.7%           1,562.4%             1,053.7%             1,825.0%
Interest income                               1.3%               5.6%                 2.2%                19.6%
                                              ----               ----                 ----                -----
Net loss                                   (995.0%)         (1,641.2%)           (1,057.3%)           (1,869.0%)
                                          ========         ==========           ==========           ==========
Provisions for preferred stock              239.3%                 -                268.8%
                                          =========        ==========           ==========           ==========
Net loss applicable to holders
of common stock                          (1,234.3%)         (1,641.2%)           (1,326.1%)           (1,869.0%)
                                         ==========         ==========           ==========           ==========

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

         Dividend on preferred stock, and deemed dividend accretion on preferred stock. We issued our Series A Preferred Stock on June 30, 1997. The Series A Preferred Stock accrued dividends at 5% per annum on the outstanding principal amount. We issued our Series B Preferred Stock on November 11, 1997. The Series B Preferred Stock accrued dividends at 4% per annum on the outstanding principal amount. We issued our Series C Preferred Stock on May 15, 1998. The Series C Preferred Stock accrues dividends at 5% per annum on the outstanding principal amount. For the three months ended June 30, 1998, the amount of accrued dividend was $20,657, an increase of $20,657, or 100% for the corresponding period in 1997. In accordance with the Emerging Issues Task Force report titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," a deemed dividend was assumed for the Series A and Series B Preferred Stock, which was accreted periodically as portions of the Series A and Series B Preferred Stock were converted into Common Stock. The amount of this accretion for the three months ended June 30, 1998 was $533,264, an increase of $533,264 or 100%, compared to the corresponding period in 1997. Additional paid in capital was reduced by the amount of accretion and preferred stock was increased by the amount of accretion, resulting in no impact on the overall amount of stockholder's equity.

         Net Loss Attributable to Common Stock. As a result of the factors described above, the net loss attributable to Common Stock for the three months ended June 30, 1998 was $2,857,105, an increase of $558,825, or 24.3%, compared to $2,298,280 for the corresponding period in 1997. Although the Company was subject to taxation during the three months ended June 30, 1998 and June 30, 1997, the Company incurred net losses during these periods and no provision for income taxes was made.

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

         Dividend on preferred stock, and deemed dividend accretion on preferred stock. We issued our Series A Preferred Stock on June 30, 1997. The Series A Preferred Stock accrued dividends at 5% per annum on the outstanding principal amount. We issued our Series B Preferred Stock on November 11, 1997. The Series B Preferred Stock accrued dividends at 4% per annum on the outstanding principal amount. We issued our Series C Preferred Stock on May 15, 1998. The Series C Preferred Stock accrues dividends at 5% per annum on the outstanding principal amount. For the six months ended June 30, 1998, the amount of accrued dividend was $56,559, an increase of $56,559, or 100% for the corresponding period in 1997. In accordance with the Emerging Issues Task Force report titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," a deemed dividend was assumed for the Series A and Series B Preferred Stock, which was accreted periodically as portions of the Series A and Series B Preferred Stock were converted into Common Stock. The amount of this accretion for the six months ended June 30, 1998 was $907,489, an increase of $907,489 or 100%, compared to the corresponding period in 1997. Additional paid in capital was reduced by the amount of accretion and preferred stock was increased by the amount of accretion, resulting in no impact on the overall amount of stockholder's equity.

         Net Loss Attributable to Common Stock. As a result of the factors described above, the net loss attributable to common stock for the six months ended June 30, 1998 was $4,756,553, an increase of $75,622, or 1.6%, compared to $4,680,931 for the corresponding period in 1997. Although the Company was subject to taxation during the six months ended June 30, 1998 and the six months ended June 30, 1997, the Company incurred net losses during these periods and no provision for taxes was made.

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

      On June 30, 1997, the Company completed a $3 million private placement of an aggregate of 3,180 shares of the Company's Series A Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), and realized gross proceeds of $3,000,000 and net proceeds of approximately

$2,762,000 after related expenses. The holders of the Series A Preferred Stock converted all such shares resulting in the issuance of 1,958,981 shares of Common Stock.

         On November 12, 1997, the Company completed a $3 million private placement of an aggregate of 3,000 shares of the Company's Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), and realized gross proceeds of $3,180,000 and net proceeds of approximately $2,950,000 after related expenses. On February 23, 1998, the Company completed a follow-on placement of its Series B Preferred and realized gross proceeds of $1,000,000 and net proceeds of approximately $990,000 after related expenses. The holders of the Series B Preferred Stock converted all such shares resulting in the issuance of 3,172,239 shares of Common Stock.

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

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS:

         *4.1     Private Line of Equity Agreement
         *4.2     Form of Warrant A
         *4.3     Form of Warrant B
        **4.4     Form of Warrant Issued in Connection with the Exercise of the
                  Put Option
       **10.1     Amendment and Modification Agreement (Exercise of $3,000,000
                  Put Option)
         27.1     Financial Data Schedule
         --------------------

          * Incorporated by reference to the correspondingly numbered exhibit included in the Company's Registration Statement on Form S-3, Commission File No. 333-52567.

          ** Previously filed.

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