Form 10QSB/A
period 1998-09-30
XYBERNAUT CORP
filed 1998-12-03
CIK 1013148

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

                                    YES       NO
                                       ----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                  Class                    Outstanding at November 11, 1998
    Common stock - $0.01 par  value                      20,752,729

                                      INDEX


COVER PAGE                                                                                                        1

INDEX.............................................................................................................2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                   Consolidated Balance Sheets....................................................................3
                   Consolidated Statements of  Operations.........................................................4
                   Consolidated Statements of Cash Flows..........................................................5
                   Notes to Consolidated  Financial Statements....................................................6

         Item 2 - Management's Discussion and Analysis of
                   Results of Operations and Financial Conditions.................................................8

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K...............................................................19

SIGNATURES.......................................................................................................20



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



Commitments and contingencies

Stockholders' equity:

   Preferred Stock, $.01 par value,  6,000,000 shares  authorized;  3,000 shares designated as Series A, 2,250 shares issued and outstanding as of December
      31,  1997;  4,180 and 3,180  shares  designated  as Series B, 3,180 shares issued and  outstanding as of December 31, 1997; 375 shares  designated as
      Series C, 281.25
      shares issued and outstanding as of September 30, 1998                       273,566                 4,193,355


   Common stock, $.01 par value, 40,000,000 shares authorized;
      20,208,506 and 14,360,515 issued and outstanding as of
      September 30, 1998 and December 31, 1997, respectively                       202,085                   143,605
   Additional paid-in capital                                                   27,732,111                17,181,329
                                                                                         -                   (91,511)
   Deferred compensation

Accumulated deficit                                                            (25,525,622)              (18,252,843)
                                                                     ---------------------    ----------------------
         Total stockholders' equity                                              2,682,140                 3,173,935
                                                                     ---------------------    ----------------------

         Total liabilities and stockholders' equity                  $           3,827,497  $              4,531,617
                                                                     =====================    ======================



                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                       Three Months Ended September 30,              Nine Months Ended September 30,
                                   -----------------------------------------     ----------------------------------------

                                          1998                   1997                  1998                   1997
                                   ------------------     ------------------     -----------------     ------------------



Revenue:

   Product sales and leases           $       259,043         $      129,365      $        615,904          $     349,822
   Consulting and license                       -                    227,000                 1,839                257,000
                                   ------------------     ------------------     -----------------     ------------------
       Total revenue                          259,043                356,365               617,743                606,822



Cost of sales                                 794,793                169,588             1,174,269                583,157
                                   ------------------     ------------------     -----------------     ------------------
       Gross profit (loss)                  (535,750)                186,777             (556,526)                 23,665



Operating expenses:

   Sales and marketing                        934,513              1,010,118             2,085,660              2,529,151
   General and administrative               1,181,938                933,128             2,799,817              2,639,263
   Research and development                   851,712                568,058             1,862,481              1,791,680
                                   ------------------     ------------------     -----------------     ------------------
       Total operating expenses             2,968,163              2,511,304             6,747,958              6,960,094
                                   ------------------     ------------------     -----------------     ------------------



       Operating loss                     (3,503,913)            (2,324,527)           (7,304,484)            (6,936,429)
Other income, net                             23,638                 24,916                31,705                 74,045
                                   ------------------     ------------------     -----------------     ------------------
Net loss                                  (3,480,275)            (2,299,611)           (7,272,779)            (6,862,384)
                                   ------------------     ------------------     -----------------     ------------------
Provision for preferred stock
      dividends                                3,235                 37,500                59,794                37,500
Provision for accretion on
   preferred stock beneficial
   conversion feature                               -               164,634               907,489               164,634
                                   ------------------     ------------------     -----------------     ------------------


Net loss applicable to holders of
common stock                           $   (3,483,510)         $ (2,501,745)     $     (8,240,062)         $  (7,064,518)
                                   ==================     ==================     =================     ==================
Per common share (basic and diluted):

Net loss before provision for
   preferred stock                 $            (0.18)    $          (0.18)      $          (0.43)      $          (0.53)



Total provisions for preferred
   stock                                            -               (0.02)                (0.06)                 (0.02)
                                   ------------------     ------------------     -----------------     ------------------


Net loss applicable to holders
   of common stock                 $           (0.18)   $             (0.20)     $          (0.49)   $             (0.55)

Weighted average number of
common shares outstanding
(basic and diluted)                        19,446,119             12,758,568            16,840,480             12,758,929
                                   ==================     ==================     =================     ==================



                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                             Nine Months Ended September 30,
                                                                       --------------------------------------------
                                                                              1998                     1997
                                                                       -------------------     --------------------

Cash flows from operating activities
   Net loss                                                                 $   (7,272,779)        $     (6,862,384)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                           331,866                  226,223
           Gain on disposal of  property and equipment                              (5,892)                       -
           Provision for write-down of inventory                                   320,000                        -
           Provision for bad debts                                                 (18,697)                       -
           Non cash charges for property and equipment                             233,097
           Non cash charges for tooling costs                                      299,266                        -
           Non cash charges for stock and options issued for services               91,511                        -
   Changes in assets and liabilities:
          Inventories                                                              220,961                 (851,159)
          Accounts receivable                                                      (21,265)                 191,475
          Prepaid and other current assets                                        (362,907)                (576,960)
          Other assets                                                             (37,733)                       -
          Accounts payable and accrued expenses                                   (162,879)                 312,582
          Deferred revenue                                                          12,833                 (250,000)
                                                                       -------------------     --------------------
             Net cash used in operating activities                              (6,372,618)              (7,810,223)
                                                                       -------------------     --------------------

Cash flows from investing activities:
   Proceeds from:
         Sale of property and equipment                                             28,312                        -
   Payments for:
         Acquisition of property and equipment                                    (103,750)                (331,896)
         Acquisition of patents and related costs                                 (202,715)                (215,772)
         Capitalization of tooling costs                                          (114,524)                (334,338)
                                                                       -------------------     --------------------
            Net cash used in investing activities                                 (392,677)                (882,006)
                                                                       -------------------     --------------------

Cash flows from financing activities:
   Proceeds from:
           Preferred stock offerings                                             1,348,496                3,000,000
          Common stock offerings                                                 5,307,048
   Payments for:
            Notes and loans                                                       (19,530)                    4,572
            Initial public offering and debenture fees                                   -                  (66,531)
            Other                                                                   (8,819)                       -
            Net cash provided by financing activities                            6,627,195                2,938,041
                                                                       -------------------     --------------------
Net decrease in cash and cash equivalents                                         (138,100)              (5,754,188)
Cash and cash equivalents, beginning of period                                     952,366                6,274,967
Cash and cash equivalents, end of period                                      $    814,266             $    520,779
                                                                       ===================     ====================


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $    2,526               $    8,527
                                                                       ===================     ====================
Supplemental disclosure of non-cash financing activities:
   Common stock issued for preferred stock dividend requirements                $   85,266                   $    -
                                                                       ====================    ====================
   Common stock issued for services rendered                                    $   98,438                   $    -
                                                                       ====================    ====================
   Preferred stock dividend requirements                                      $     59,794                $  37,500
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

4.       Preferred Stock

         In January 1998, we placed 1,000 shares of Series B Preferred Stock and received cash proceeds of approximately $974,000 from this issuance. In connection with this placement and the placement of 3,000 shares of Series B Preferred Stock in November 1997, the placement agent received (1) 50,000 shares of Common Stock, (2) warrants to purchase 25,000 shares of Common Stock at $2.1313 per share, and (3) warrants to purchase 75,000 shares of Common Stock at $3.025 per share. During the nine months ended September 30, 1998, the holders of the Series A and Series B Preferred Stock converted 2,250 shares of Series A Preferred Stock and 4,180 shares of Series B Preferred Stock pursuant to their respective terms. Such conversions resulted in the issuance of 4,878,074 shares of Common Stock. As of the current date, the holders of the Preferred Stock have converted all of the 3,000 shares of Series A Preferred Stock and all of the 4,180 shares of Series B Preferred Stock. Such conversions resulted in the the issuance of 1,958,984 and 3,172,239 shares of Common Stock, respectively.

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

Results of Operations

         The following table sets forth items from the Consolidated Statements of Operations as a percentage of revenues:



                                          Three Months Ended                        Nine Months Ended


                                      9/30/98             9/30/97             9/30/98              9/30/97
                                 -----------------    ---------------     ----------------     ----------------
Revenues                                    100.0%             100.0%               100.0%               100.0%
Cost of sales                               306.8%              47.6%               190.1%                96.1%
                                 -----------------    ---------------     ----------------     ----------------
   Gross margin                           (206.8)%              52.4%              (90.1)%                 3.9%

Operating expenses:
   Sales & marketing                        360.7%             283.5%               337.6%               416.8%
   General & administrative                 456.3%             261.8%               453.2%               434.9%
   Research & development                   328.8%             159.4%               301.5%               295.3%
                                 -----------------    ---------------     ----------------     ----------------
Total operating expense                   1,145.8%             704.7%             1,092.3%             1,147.0%
Other income                                  9.1%               7.0%                 5.1%                12.2%
                                 -----------------
Net loss                                (1,343.5%)           (645.3%)           (1,177.3%)           (1,130.9%)
                                 -----------------
Provisions for preferred stock                1.2%              56.7%               156.6%                33.3%

                                 -----------------
Net loss applicable to holders
of common stock                         (1,344.8%)           (702.0%)           (1,333.9%)            1,164.2%)


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

         Dividend on preferred stock, and deemed dividend accretion on preferred stock. We issued our Series A Preferred Stock on June 30, 1997. The Series A Preferred Stock accrued dividends at 5% per annum on the outstanding principal amount. We issued our Series B Preferred Stock on November 11, 1997. The Series B Preferred Stock accrued dividends at 4% per annum on the outstanding principal amount. We issued our Series C Preferred Stock on May 15, 1998. The Series C Preferred Stock accrues dividends at 5% per annum on the outstanding principal amount. For the three months ended September 30, 1998, the amount of accrued dividend was $3,235, a decrease of $34,265, or 91% for the corresponding period in 1997. In accordance with the Emerging Issues Task Force report titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," a deemed dividend was assumed for the Series A and Series B Preferred Stock, which was accreted periodically as portions of the Series A and Series B Preferred Stock were converted into Common Stock. The amount of this accretion for the three months ended September 30, 1998 was $0, a decrease of $164,634 or 100%, compared to the corresponding period in 1997. Additional paid in capital was reduced by the amount of accretion and preferred stock was increased by the amount of accretion, resulting in no impact on the overall amount of stockholder's equity.

         Net loss attributable to holders of common stock. As a result of the factors described above, the net loss attributable to Common Stock for the three months ended September 30, 1998 was $3,483,510, an increase of $981,765, or 39%, compared to $2,501,745 for the corresponding period in 1997. Although we were subject to taxation during the three months ended September 30,

1998 and 1997, we incurred net losses during these periods and no provision for income taxes was made.

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

         Dividend on preferred stock, and deemed dividend accretion on preferred stock. We issued our Series A Preferred Stock on June 30, 1997. The Series A Preferred Stock accrued dividends at 5% per annum on the outstanding principal amount. We issued our Series B Preferred Stock on November 11, 1997. The Series B Preferred Stock accrued dividends at 4% per annum on the outstanding principal amount. We issued our Series C Preferred Stock on May 15, 1998. The Series C Preferred Stock accrues dividends at 5% per annum on the outstanding principal amount. For the nine months ended September 30, 1998, the amount of accrued dividend was $59,794, an increase of $22,294, or 59% for the corresponding period in 1997. In accordance with the Emerging Issues Task Force report titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," a deemed dividend was assumed for the Series A and Series B Preferred Stock, which was accreted periodically as portions of the Series A and Series B Preferred Stock were converted into Common Stock. The amount of this accretion for the nine months ended September 30, 1998 was $907,489, an increase of $742,855 or 451%, compared to the corresponding period in 1997. Additional paid in capital was reduced by the amount of accretion and preferred stock was increased by the amount of accretion, resulting in no impact on the overall amount of stockholder's equity.

         Net loss attributable to holders of common stock. As a result of the factors described above, the net loss for the nine months ended September 30, 1998 was $8,240,062, an increase of $1,175,544, or 17% compared to $7,064,518 for the corresponding period in 1997. Although we were subject to taxation during the nine months ended September 30, 1998 and 1997, we incurred net losses during these periods and no provision for taxes was made.

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

         In September 1998, we entered into a financing arrangement with an investor pursuant to which, we may, at our option, sell up to $31,200,000 of Common Stock to the investor during a twelve month period. The investor may exercise a call option for an additional $31,200,000. In order to utilize the financing arrangement, we must have an effective registration statement covering the shares to be issued in the financing. On October 1, 1998, we filed a registration statement covering a portion of the shares issuable under the financing, which has not yet been declared effective.

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

                                     XYBERNAUT CORPORATION


                                    By: /s/ Edward G. Newman
                                        ----------------------------------------
                                        Edward G. Newman
                                        President and Chief Executive Officer