Form 10KSB40
period 1998-12-31
XYBERNAUT CORP
filed 1999-04-15
CIK 1013148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-21013
                            ------------------------

                             XYBERNAUT CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   DELAWARE                                      54-1799851
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

           12701 FAIR LAKES CIRCLE,
                 FAIRFAX, VA                                       22033
   (Address of principal executive offices)                      (Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KBS: [X]

     State issuer's revenues for its most recent fiscal year: $875,560

     The aggregate market value at April 12, 1999 of the Common Stock of the issuer, its only class of voting stock, was $89,613,668, of which $64,928,461 was held by non-affiliates, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System Small Cap Market on that date. Such market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the issuer's Common Stock as at April 12, 1999 was 22,229,747.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

     Transitional Small Business Disclosure Format  Yes  [ ]  No  [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                                  INTRODUCTION

     Xybernaut Corporation, a Delaware corporation (the "Company"), is engaged in the research, development and commercialization of mobile computer systems and related software solutions designed to enhance personal productivity, especially in commercial, industrial and military applications. The Company's current mobile computing product is the Mobile Assistant(R) IV (MA IV) model, which is a full-function, body-worn, voice-controlled computer with a head-mounted video display.

     The MA IV is a MMX Pentium(R) PC which combines the speed, memory, processing, multimedia and communication capabilities of a desktop personal computer ("PC") in a lightweight unit with hands-free operation and simultaneous user mobility. The Mobile Assistant(R) is a combination of hardware and software designed to be worn on the body to perform complex and time consuming tasks such as maintenance, repair and inspection of complex technological and mechanical systems, retrieval and analysis of medical information from remote locations, and coordination of remote commercial and industrial activities and military field operations.

     The Mobile Assistant(R) Series can utilize technologically advanced features such as real time two-way video and audio communications through radio frequency transmissions, integrated cellular linkups, global positioning system tracking capabilities and access to information through the Internet and World Wide Web. The new head-mounted display unit ("HMD") includes a two-way audio system and optional built-in video camera, weighs approximately l5 ounces and presents a desk-top quality full VGA color image that is approximately equivalent to that of a 15" VGA monitor at a distance of approximately two feet. An optional light-weight, 6.4 inch, full VGA color, flat panel display ("FPD"), with integrated digitizer, is offered for users who do not desire an HMD or do not need to be 100% hands-free to perform their job. The body-worn computing unit is designed to allow operation in environmental conditions in which conventional portable computers could not previously operate, weighs less than two pounds and is designed to run software applications designed for Microsoft(R) Windows(R) 3.11, Windows(R) 95 and 98, Windows(R) NT(TM), DOS, SCO UNIX(R) and LINUX.

     The Company offers two software products, linkAssist(TM) and webAssist(TM) which are designed to get user documentation up and running on the Mobile Assistant quickly, and which can also be used on conventional desktop or laptop computers. To date, sale of software products have not been material. In addition, there can be no assurances that the Company will be able to develop additional software and generate significant sales from software products.

     The Company was incorporated in Virginia as Contemporary Products & Services, Inc. in October 1990 and changed its name to Computer Products & Services, Inc. in November 1992. In April 1996, the Company merged with Xybernaut Corporation, a Delaware corporation, in order to change its name and reincorporate in Delaware.

     The Company's executive and administrative offices are located at 12701 Fair Lakes Circle, Fairfax, Virginia 22033. Its telephone number is (703) 631-6925, and its e-mail address is investrel@xybernaut.com.

                           FORWARD-LOOKING STATEMENTS

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

                               INDUSTRY OVERVIEW

     Since the introduction of the first large mainframe computers in the 1950's, there has been an ongoing evolution in computer hardware to reduce size and increase performance and functionality. The commercialization of mobile computing products combined with significant increases in the number and scope of software applications has resulted in a multi-billion dollar market. The Company sees the next phase of this evolution to be body-worn, voice-activated computers, which will provide hands-free portability. The Company believes that the potential to develop a substantial market for its mobile computing hardware and software products is demonstrated by the substantial historic and projected growth in all forms of mobile and portable computers. According to MarkIntel, a service which compiles market research reports, total revenues from the overall portable computer market (20 pounds or lighter), will have an average annual growth of approximately 13% to over $23 billion through the year 2000. MarkIntel reports that notebook computers (i.e. weighing from 5 to 8 pounds) currently constitute over 70% of portable units sold. MarkIntel also states that sub-notebook computers (3 to 5 pounds) currently constitute approximately 15% of sales of portable computers and are expected to increase to almost 19% of sales by the year 2000. Mini-computing and communication devices (3 pounds or less, and which still are considered to be in an evolutionary cycle) are projected by MarkIntel to experience an average annual revenue growth rate of 33%. The Company believes that these projected figures demonstrate the significant potential size of this still-evolving market for various forms of mobile and portable computers.

     In conjunction with the changes in computer hardware, a similar evolution has occurred in computer software to move from processing data to providing information. Mainframe computers were initially used to process vast amounts of data such as population statistics and corporate accounting information. With personal computers came software to provide information to users in the form of analysis, relationships, etc. The Company believes that providing specific information to users on as-needed basis is the next step in the evolution of the computer software and one that is well suited for use with body-worn computers.

                               BUSINESS STRATEGY

     The Company's objective is to be the leading provider of hands-free mobile computing systems and related software to enhance productivity in a wide variety of applications for commercial, industrial and military customers. To achieve this objective, the Company intends to pursue the following strategies:

     DEVELOP AND STRENGTHEN STRATEGIC ALLIANCES. The Company has established and intends to continue to establish strategic alliances with world-class distribution partners, as well as selected systems integrators, independent software vendors, VARs, OEMs and industrial and commercial equipment and service providers. The benefits that the Company receives from these associations include access to a larger potential customer base, complementary technologies, reduced capital investment through utilization of outside resources, and access to manufacturing expertise and efficiencies of world-class manufacturers.

     During 1998, the Company announced signed distribution and support agreements with En Pointe Technologies for North America, and Hewlett Packard for European, Middle East and Africa. All of these agreements have resulted in a world class distribution network to support the launch of the MA IV Series. Additionally, large systems integrators, such as DynCorp, were signed to both provide implementation support for Xybernaut customers worldwide as well as to place our products within their own client bases. The Company has been pursuing, and will continue to pursue, additional strategic associations to enhance its product offerings and expand its marketing activities.

     In addition to marketing and supporting strategic relationships, the Company has signed agreements and is executing other relationships with organizations such as the SBS in Europe (over 30 software companies serving as a Xybernaut Center of Excellence for speech and wearable applications), and companies in the USA and Asia for hardware development and field testing of application-specific solutions for industry.

     PROVIDE CUSTOM SOFTWARE SOLUTIONS FOR DIVERSE CUSTOMER NEEDS. The Company intends to continue acquiring software that enables its customers to more rapidly create customized software applications for use with the Mobile Assistant(R)Series and on conventional PC's. This software will be designed to provide prepackaged application expertise that incorporates the end user's existing programs, procedures and technical documentation. This will permit the cost-effective development of productivity-enhancing software applications by customers. To date, revenue from the sales of software products have not been material, however, the Company believes that revenue from software will become an important contributor to operating margins in the future.

     PENETRATE TARGET MARKETS THROUGH LICENSEES, OEMS, VARS, DISTRIBUTORS, AND DIRECT SALES. The Company believes that its mobile computing technology is especially well suited for the manufacture, repair and maintenance of commercial, industrial and military equipment and facilities. The Company also believes that forms-based applications, such as inventory and data collection, are extremely well-suited for its products. As an example, the flat panel display configuration is a one pound VGA color display/digitizer worn by the user instead of their current much heavier pen tablets offering only limited computing power. The Company intends to penetrate its target markets through effective use of OEMs, VARs and distributors that demonstrate comprehensive market knowledge in their markets. Through the use of already approved agents, the Company intends to leverage internal marketing and sales resources, and achieve rapid foreign and domestic market penetration resulting in a diversified customer base. The Company also intends to continue marketing directly to key national accounts in order to build multiple reference accounts for its distributors to use to quickly expand their own sales world-wide. These reference accounts will also provide the Company's RD&E organizations with valuable unfiltered feedback from customers for future product development. The Company expects that as large computer and equipment manufacturers attempt to enter the wearable or user-supported computing marketplace that it will have numerous opportunities to license its strong intellectual property. Such licensing, the Company believes, will yield significant revenue as well as accelerated market penetration of mobile computing hardware and software.

     ACHIEVE AND MAINTAIN TECHNOLOGY LEADERSHIP. The Company is committed to achieving and maintaining technological superiority of the Mobile Assistant(R) Series and its other mobile computing hardware and software products through the continuous reassessment of product performance and the utilization and integration of state of the art hardware and software technologies. The Company believes that the substantial expenditure of time and effort in developing the Mobile Assistant(R) Series has resulted in a set of core competencies which provides the Company with a solid foundation in the hands-free, mobile computing industry. The Company intends to maintain this advantage through ongoing research and development, which will ensure that the Mobile Assistant(R) Series will continue to provide a full range of PC capabilities, including two-way video communication and access to the Internet, intranets, remote databases and other computerized reference resources. The Company also intends to rely heavily on joint developments with its strategic partners worldwide, and cross-licensing of its valuable intellectual property to build and market new technology. The current MA IV Series, for example, was the result of the Company's successful relationships with Fujitsu,

Sony Digital Products, Hitachi, Shimadzu, Toshiba, JAE and NEC, all under the auspices of the Company's Japanese staff.

     COMMITMENT TO OPEN ARCHITECTURE. The Company utilizes standard PC hardware and software architectures and designs its products using open systems technologies, including industry standard operating systems and open system computer platforms. The Company continually evaluates the feasibility of integrating its software and hardware products with new technologies as these are developed and accepted in the marketplace. The Company anticipates that its current products will be upgraded to incorporate, and its future products designed to use, open architectures to allow use with existing and emerging standards in hardware and software technology.

     LEVERAGE CORE COMPETENCIES. The Company believes its core competencies, which have been developed since its inception, are the integration and adaptation of innovative computer hardware and software technologies into hands-free, mobile computing products that enhance end user productivity. The Company will seek to expand applications for its technologies and to capitalize on the breadth of its expertise by assisting its customers in the development of new hardware and software products. Consistent with this strategy, the Company will continue to focus on integration of hands-free mobile computing hardware with internally developed, or acquired, software applications and hardware products. The Company's goal is to adhere to the model of an Intellectual Property-Virtual Hardware-Communications-Software company, concentrating on RD&E and marketing strategies. It intends to continue to allow its strategic partners to execute the Company's manufacturing, service, sales and marketing functions, under close coordination with Company management. The Company intends to remain small, able to react quickly to market needs and world economic changes.

                        PRODUCTS AND PRODUCT DEVELOPMENT

     In order to address the market, which the Company believes exists for body-worn mobile computers, the Mobile Assistant(R) Series has been designed with five key features:

     - Compact, lightweight and rugged hardware specifically designed for mobile, body-worn use

     - Easy to use human interface

     - Voice command control

     - Head-worn miniature display

     - Flat panel miniature display/digitizer

     COMPACT HARDWARE FOR MOBILE, BODY-WORN USE. The MA IV CPU currently utilizes standard industry hardware components in a patented body-worn computing package weighing less than two pounds. Design features for the MA IV and its related additional products currently include:

     - Intel Pentium(R) 200 or 233 MHZ processor w/512 KB L2 cache

     - Synchronus DRAM (SDRAM) (currently ranging from 32 Mb to 128 Mb)

     - Internal hard disk currently ranging from 2 -- 6 GB (8 GB scheduled for
       1999)

     - Protected internal dual PC Card readers using CardBus (industry-standard peripheral cards)

     - Enclosure to allow use in a wide range of environmental conditions

     - Advanced-technology, hot-swappable lithium-ion battery and charger

     - Head Mounted and/or Flat Panel Displays, USB, Power and Replicator ports

     - Mini-port replicator for mobile use and a full port replicator for desk-top use

     - Wrist-mounted miniature keyboard

     - Miniature integrated full color video camera

     - Compatibility with DOS, Windows(R) 3.11(TM), Windows(R) 95 and 98, Windows(R) NT(TM), SCO UNIX(R) and LINUX operating systems

     - Integrated pointing device (mouse)

     - Built-in sound system for speech recognition and generation

     The Mobile Assistant(R) Series are full-featured "Wintel" PC's, which can be readily used as a desktop PC, and allows for the incorporation of a wide range of capabilities including portable CD-ROM readers, bar code readers, battery-operated printers, still and motion video cameras, global positioning technologies, cellular and radio frequency communications and interfaces for medical and test equipment.

     VOICE COMMAND CONTROL. The Mobile Assistant(R) supports state-of-the-art voice recognition software, hardware and algorithms to communicate digitized speech as input to the processor through an integrated analog-to-digital/digital-to-analog circuit. Significant user training generally is not required because the operable vocabulary is created in advance to be recognizable by a wide range of users or a phonetic engine is utilized. The system can also be programmed to "learn" the user, on the job, during real-time field use. The speaker-independent approach works well for the menu and button-driven programs used in the Mobile Assistant(R). System accuracy is improved greatly since the words and phrases for each menu screen can be predetermined and used to limit recognition ranges to the screen at hand. The combination of voice recognition and head/flat panel worn displays provide the user of the Mobile Assistant(R) with hands-free access to information and the ability to apply this information to operations and tasks with direct lines of sight and tactile access. In addition to basic command-and-control speech recognition, the MA IV also offers dictation features, and natural language speech processing is planned for introduction in 1999. The Company's main speech is provided through IBM's Via Voice(R).

     HEAD-WORN MINIATURE DISPLAY. The MA IV uses a lightweight HMD with 640 X 480 pixels (VGA color). It is anticipated that this display will be offered in color SVGA 800 X 600, and XGA 1280 X 1024 pixel resolutions, and eventually in color resolutions comparable to those planned for High-Definition TV. All head mounted displays are approximately one square inch in size and use advanced optics to present an image to the user that is equivalent to a 15" desktop monitor at a distance of two feet. The display is available in monocular form, and can be worn on a mounting device similar to a runner's visor or sunglasses, or on helmets, hardhats, soft baseball caps or similar headgear. This high quality, miniature display presents information in a heads-mounted display format without completely occluding vision.

     FLAT PANEL DISPLAY. The MA IV uses an optional light-weight, 6.4 inch, full VGA color, flat panel display ("FPD"), with integrated digitizer, which is offered for users who do not desire a HMD or do not need to be 100% hands-free. The FPD can also be speech-activated and contain a built-in speaker.

     COMPUTER SOFTWARE FOR MOBILE, BODY-WORN AND DESK-TOP USE. The Company acquired two software products that are offered to the market, and two other planned products which will be developed for the market. All products, while designed to speed up the development of applications for the Company's line of wearable computers, are equally applicable to lap-top and desk-top applications.

     Currently, the Company offers two software products, linkAssist(TM) and webAssist(TM), which are designed to get user documentation up and running on the Mobile Assistant(TM) quickly, and which can also be used on conventional desktop or laptop computers. The Company's linkAssist(TM) software allows users to develop applications that need information to be quickly and easily linked together regardless of the format of the data or where it is stored, avoiding the need to change, convert or re-enter the existing information in any manner, nor to use the very technical and source-altering HTML tagging process. An interesting and useful feature of this product is that the linked words or phrases can then be activated by voice automatically, with no development work by the author of the documentation or databases. The webAssist(TM) software offered by the Company allows voice navigation of HTML document links such as those found on web sites on the World Wide Web and intranets. This provides the user with hands-free access to all of the information found on, for example, manufacturer and supplier and company-owned, web sites.

     In addition to webAssist(TM) and linkAssist(TM), the Company intends to develop the mobile Inspector(TM). This will be a toolkit to assist developers in the creation of inspection applications - whether the item under inspection is a car, a furnace or a human body. This toolkit, already proven without speech navigation and entry features, will be updated to incorporate the Company's speech recognition software offerings.

                              MARKETING AND SALES

MARKETS

     The Company's marketing efforts are designed to increase awareness of, and demand for, its products in the commercial, industrial and military markets. The following are examples of selected horizontal and vertical markets that are being, or will be, addressed by the Company:

          COMMERCIAL MAINTENANCE AND REPAIRS. Information from the United States Bureau of Labor Statistics and Bureau of Census indicates that as of 1996 there were more than 5,460,000 commercial mechanics and technicians in the United States, all of which the Company believes are potential users of the Mobile Assistant(R) Series and the Company's other products. There are many sources of savings available from use of the Mobile Assistant(R) Series and the Company's other products in maintenance and repair operations such as: less formal training is required for a similar level of performance, the time required for diagnostic and repair tasks is reduced as "just in time" refreshers and improved technical information can be provided, and personnel can address a wider range of complex tasks or products with the same level of basic training. While these savings can be realized in most industries, the Company anticipates that these savings will be most immediate and apparent in those industries that require a large investment in equipment and machinery, including the manufacturing, transportation, aerospace, telecommunications, automotive, construction, power generation, health services, agriculture and the military. In industries such as construction or mining, the Company believes downtime on critical equipment can be material. Accordingly, a reduction measured in minutes or hours of downtime in these industries can, in the Company's view, provide ample cost justification for a Mobile Assistant(R). The telecommunications industry is expected to be a prime candidate for mobile computing systems given the industry's complex technologies, increased competition and assets spread over a wide geographic area. The Mobile Assistant(R) can provide needed knowledge to workers in virtually any location. Locations may include the top of a telephone pole, a remote relay station or in a conduit tunnel. Crew locations can be monitored and coordinated in the field with the Mobile Assistant(R) through optional global positioning system technology and telecommunication capability. Crews at remote locations can consult with experts using the Company's two-way audio and/or video communications products.

          HEALTH SERVICES. According to the National Center for Health Statistics, in 1995 the United States spent approximately 13.6% of the U.S. Gross Domestic Product, or approximately $1 trillion on healthcare, with an estimated 25% of such expenses consumed by administrative expenses. According to the National Center for Health Statistics, United States, 1994, the United States has over 6,000 hospitals and over 540 health maintenance organizations. According to the United States Department of Labor, in 1994 there were approximately 4,714,000 healthcare workers in the United States. The Company believes that many of the current processing and data systems used in healthcare, both in institutions and in the field, are not well developed or integrated and that hands-free mobile computing systems could reduce expenses and increase efficiency in this industry. The Mobile Assistant(R) is believed to present great potential in field medical operations by providing on-board and remote diagnostics, audio and/or video communication with doctors for emergency procedures, and transmission of locations for helicopter pickup through global positioning systems integrated into the Mobile Assistant(R). Another anticipated benefit of the Company's hands-free mobile computing technologies is that fewer healthcare personnel will be needed to perform complex tasks. By providing remote delivery of medical information, the Company's hands-free mobile computing systems can become a key component within both managed care and telemedicine organizations, which are two key submarkets developing within the healthcare industry.

          PUBLIC SECTOR. The Company has demonstrated the ability of its technology to aid in law enforcement, fire protection, emergency services and control of national borders. The North American distributor of Xybernaut's MA IV, En Pointe Technologies, has recently established purchasing schedules for its product offerings with most significant city, state and municipal agencies, thus making the technology readily available.

          EDUCATION. The Company believes that its mobile computing systems are well suited for educational applications. The Mobile Assistant(R) is especially suited for hands-free applications, such as laboratory work, field research and dissections, and has the potential to serve as a mobile student workstation. In addition, it can provide an ideal computing and control platform for special education and handicapped needs.

          MILITARY. There are several potential military applications for the Company's hands-free mobile computing systems, including intelligence, maintenance and field operations. The military has long been an early adopter of advanced weapons technologies and as a result, was one of the first sectors to experience problems with the ability of personnel to maintain, diagnose and repair the advanced technology employed in both weapons and equipment. The downsizing of the United States military and related budget constraints has compounded these problems. As a result, even greater pressure will be placed upon the military to maintain its equipment and weapons platforms with fewer personnel. The Company believes that most of the estimated 700,000 military maintenance personnel in the United States could be made more efficient and productive by the Company's hands-free mobile computing systems.

     The United States military's increasingly sophisticated weapon systems require volumes of operational and technical manuals and have dramatically increased the importance of, and reliance on, maintenance. The United States Army has purchased the Mobile Assistant(R) and has tested its use in the maintenance and repair of the AH64 Apache Attack helicopter. The Apache can send and receive maintenance data via an industry standard electrical interface that can be read by an optional interface for the Mobile Assistant(R). Operating and performance data can be downloaded directly from the Apache, and the Mobile Assistant(R) can be used to diagnose existing and potential maintenance and repair problems. The Company anticipates that manufacturers of complex military and commercial equipment increasingly will incorporate integrated data collection and transmission capabilities into their technologies to reduce downtime, repair and maintenance related costs.

     The ability to deliver information to soldiers in combat field operations is the focus of several development programs sponsored by the United States Military. The Army and Marine Corps have been conducting simulated combat maneuvers using body-worn computing components, including those provided by the Company, to determine effectiveness for use in coordinating troop locations and movements, determining enemy locations, and using global positioning systems to provide coordinates for artillery, helicopter pickup and air support.

     The Company has already sold systems into the US Army and Navy, and expects that its sales partners will sell heavily into the armed services both in the USA and overseas.

  MARKETING

     Because the Company's products are frequently combined with products from other manufacturers to form integrated information systems, the Company believes that it is more effective to sell principally through distributors, systems integrators, industrial and commercial equipment manufacturers, independent software vendors and VARs with defined market niche expertise and presence, as well as to end users. In conjunction with the introduction of the MA IV, the Company has and is negotiating terms with specialized distributors for higher volume distribution of the MA IV. The Company believes that by forming relationships with these partners they can gain entry to various sub-markets and types of end users, and serve customers or have in-place sales and distribution channels that identify new customers and sales opportunities. The Company can then reach end users more rapidly in a variety of industries.

     To try to ensure outstanding partner performance, the Company has offered detailed in-house training sessions to prepare and update personnel for field sales and training. In addition, the Company is developing comprehensive sales and operations manuals to be used by these channels and end-users.

     The Company's marketing and sales employees are responsible for implementing direct marketing plans and sales programs, and coordinating sales activities with sales and marketing and service partners. All fulfillment will be accomplished mainly through distribution partners, regardless of which entity effects the actual sales.

  SALES AND BACKLOG

     As of December 31, 1998 the Company had sold and delivered approximately $2.7 million of the Mobile Assistant(R) systems since its commercial introduction, and had a purchase order backlog of approximately $750,000 which the Company anticipates will be shipped prior to June 30, 1999, although there can be no assurance of shipment by that date. The Company does not believe that the backlog is currently a reliable indicator of future sales since most sales tend to book and ship within the same quarter as order sizes have been relatively small to date. The Company expects that in the future, backlog will emerge as an indicator of future sales as order size increases. Customers who have placed orders in the past include, among others, AT&T, Dyncorp, Sentel, BOC Gas, NTT (Nippon Telegraph and Telephone), Eaton Corporation, Fujitsu, Mitsubishi, Lockheed Martin, and the United States Army. Purchase orders are generally cancelable by the customers without penalty and are not binding upon the customer.

  LICENSE GRANTED TO THE COMPANY BY DATA DISK

     During 1997, the Company entered into a series of agreements with Data-Disk Technology, Inc., a Virginia-based company, that produces a memory product known as the Data Disk that consists of a non-volatile memory chip encapsulated in a rugged polymer casing slightly smaller than a soldier's "dogtag" that is highly resistant to temperature and environmental conditions. The Company's management believes that the Data Disk provides an ideal storage medium for body-worn computer applications, especially those that involve a large number of people, inspection sites or equipment. These tags can be used to store information such as medical history, repair history or other data unique to an individual or piece of equipment and from which information can be read by inserting the tag into a reader that fits in the existing PC card slots on all models of the Mobile Assistant(R). The U.S. Department of Defense is evaluating the Data Disk and competing technologies to replace the current system of stamped metal dogtags for soldiers. Under the agreement with Data Disk, the Company received an exclusive, perpetual worldwide license to use and sell present and future Data Disk technology for user-supported (wearable) computing applications. In exchange for a license to sell and use Data Disk technology, the Company made payments of $100,000 in both 1998 and 1997.

                                 KEY SUPPLIERS

     The Company has entered into supplier relationships with Sony Digital Products, Hokubu Tsushin and Shimadzu, among others, for the production of the MA IV system. (See "Production").

     The Company has also entered into design, production, supply and support agreements with many companies, in the USA and overseas, in order to complete its wearable line of computers. They include Fujitsu, Sony Digital Products, Hitachi, Shimadzu, JAE, Toshiba, NEC, Multicosm, IBM, the SBS, etc.

     Although the Company believes there are multiple sources for many parts and components, the Company currently depends heavily on its current suppliers. While management believes that the Company could adapt to any supply interruptions, such occurrences could necessitate changes in product design or assembly methods for the Mobile Assistant(R) Series and cause the Company to experience temporary delays or interruptions in supply while such changes are incorporated. Further, because the order time for certain components may range up to approximately four months, the Company also could experience delays or interruptions in supply in the event the Company is required to find a new supplier for any of these components. Any disruptions in supply of necessary parts and components from the Company's key suppliers could have a material adverse effect on the Company's results of operations. Any future shortage or limited allocation of components for the Mobile Assistant(R) could have a material adverse effect on the Company.

                                   PRODUCTION

     The Company commenced full scale production of the MA IV in the quarter ended December 31, 1998. The Company has manufacturing agreements with Sony Digital Products, a subsidiary of Sony Corporation based in Nagano, Japan, and Hokubu Tsushin for the manufacture of the MA IV. Shimadzu Corporation, a supplier of head-mounted displays and other commercial technology products based in Kyoto, Japan, has developed and manufactured a color HMD for use with the MA
IV. Most of the parts and components for the Mobile Assistant(R) are existing PC components that are available in high quantity from multiple vendors.

                                   WARRANTIES

     The Company currently provides customers with a warranty of one year for parts and six months for labor. Warranty services for the MA IV Series is an integrated offering by several vendors. Our distribution partners are responsible for levels one and two service. The Company intends to pass on levels one and two maintenance and call-center support to a 3rd party service firm.

                                  COMPETITION

     The Company anticipates that ultimately it will face widespread competition from other portable computing systems manufacturers. Several other companies are engaged in the manufacture and development of body-mounted or hand-held computing systems, which can also compete with the Mobile Assistant(R) Series, including CDI, Teltronics, Inc. (a subsidiary of Interactive Solutions Inc.), ViA Inc., Texas Microsystems, Telxon, Norand, Raytheon and others. Personal digital assistants and laptop and notebook computers are also products that could compete against the Mobile Assistant(R) Series. Some of these computers are manufactured by major domestic and foreign computer manufacturers which possess far more resources than the Company and can be expected to compete vigorously with the Company for the market in which the Mobile Assistant(R) Series is directed. There can be no assurance the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance. However, the Company considers entry by reputable, large computer manufacturers to be healthy for the marketplace in that it would bring legitimacy to the market in a more rapid fashion. The Company is also confident in its intellectual property position.

                             INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect its proprietary rights. The Company has entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, VARs, OEMs and actual and potential customers to limit access to and disclosure of its proprietary information. The Company has registered its Mobile Assistant(R) and Xybernaut(R) trademarks on the Principal Register of the United States Patent and Trademark Office ("Patent Office") and the patent and trademark offices in several foreign countries.

     In April 1994, U.S. patent number 5,305,244 ("hands-free, user-supported portable computers") (the "Patent") for the Mobile Assistant(R) Series was granted to the Company. Employees of the Company previously assigned this patent to the Company.

     The Company has notified several of its competitors of the existence of the Patent, which the Company's counsel believes may have been infringed by some of such competitors. The Company intends to take any and all appropriate measures, including legal action, necessary to maintain and enforce its rights under the Patent and other patents held by the Company and to recover any damages suffered as a result of any alleged infringement.

     In December 1998, U.S. patent number 5,844,824 ("hands-free, portable computer and system") for the Mobile Assistant(R) Series was granted to the Company. This patent when viewed in the context of the Company's existing intellectual property, strengthens the near term and strategic patent position of the Company. It not only addresses the most likely technology embodiments and applications for wearable computing now and in the foreseeable future, but also, just as importantly, incorporates all known prior art applicable to the Company's industry.

     Most of the Company's revenue for the year ended December 31, 1998 and 1997 was derived from products included within the scope of the patents.

     Since inception, the Company has filed twenty-one patent applications covering various aspects of computers in general and wearable computers in particular. Of these twenty-one applications, nine patents have been issued and twelve patents are pending. Most of these applications have also been filed in European countries, The People's Republic of China, Japan, Republic of Korea, Republic of China (Taiwan), Canada and Australia. All patents obtained by Company employees under pending and future applications have been and will be assigned to the Company under existing invention assignments.

     Notwithstanding the foregoing, there can be no assurance that the Company's pending patent applications will issue as patents, that any issued patent will provide the Company with significant competitive advantages or that challenges will not be instituted against the validity or enforceability of any patent held by the Company. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial. There also can be no assurance that others will not independently develop similar or more advanced products, design patentable alternatives to the Company's products or duplicate the Company's trade secrets. The Company may in some cases be required to obtain licenses from third-parties or to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality agreements with its employees and consultants. The Company has implemented a trade secret management program to further protect the Company's trade secrets and proprietary information. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not be breached by employees or consultants or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

                            RESEARCH AND DEVELOPMENT

     Research and development expenditures for the years ended December 31, 1998 and 1997 and were $2,870,808 and $2,350,237 respectively. These expenditures consist primarily of personnel engaged in the research and design of new hardware products, test components, consulting fees, equipment and purchase software costs required to conduct the Company's development activities.

                           EMPLOYEES AND CONSULTANTS

     As of December 31, 1998, the Company had 41 full-time and 13 part-time employees, and had consulting arrangements with eight individuals or firms for advice and assistance on selected technical and business issues. Of the Company's full-time employees, three are executive officers, fourteen (14) are technical and administrative support employees, nine are engaged in research and development, and fifteen (15) are engaged in sales and marketing. None of the Company's employees are represented by a labor organization and management believes that the Company's relations with its employees are good.

     The Company is a party to employment and consulting agreements with certain of its executive officers and directors. See "Management -- Employment Agreements; -- Consulting Agreements."

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's office and development facility consists of 18,842 square feet located at 12701 Fair Lakes Circle, Fairfax, Virginia. The Company's current lease is for a five-year term expiring September 30, 2003 and requires monthly rent of $26,640.

     To minimize lodging expenses for visiting employees and consultants, the Company leases four apartments in Fairfax, Virginia with aggregate monthly rental costs of $4,651.

     During 1998, the Company leased approximately 1,500 square feet of office space at the Wakadayashi Building, 5-12-6 Kita-Shinagawa, Shinagawa-ku, Tokyo 141, Japan, for use as its Far East representative office. Terms of the lease are month-month with a base rent of approximately $2,500 per month.

ITEM 3.  LEGAL PROCEEDINGS.

     On March 19, 1998, Matrix Corporation, with whom the Company had entered into an agreement in June 1997 (the "June Agreement"), filed a summons against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix had been damaged by a purported breach of the December 1997 Agreement (the "December Agreement") by the Company; that the Company should return all goods shipped by Matrix under both the June Agreement and the December Agreement and that the Company did not intend to comply with the December Agreement and therefore the governing contract between the two entities should revert to the June Agreement. In addition, this summons requests that any damages incurred by Matrix as a result of this purported breach of contract be trebled. On August 6, 1998, the court rendered an order dismissing all of Matrix's claims, except for the breach of contract claim under the December Agreement. On September 9, 1998, the Company filed an answer which denies the material allegations of the complaint, and asserts a counterclaim alleging that Matrix failed to perform to the requirements of the December Agreement and that Xybernaut has been damaged by this failure to perform. While there can be no assurance of the outcome of this legal proceeding, the Company's management believes that the remaining claim by Matrix is groundless and intends to rigorously defended against the claim. Management further believes that the impact of this legal proceeding will not have a material adverse effect on the Company's operations or financial position. The maximum amount payable by the Company under the December Agreement if Matrix performs defined tasks is approximately $250,000 and the maximum amount of inventory that could be assumed by the Company under the December Agreement is approximately $600,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the 1998 Annual Meeting of Xybernaut Stockholders held on September 24, 1998, the following items were submitted to a vote by the common stockholders and were approved by a majority vote:

     1. The election of three (3) persons to serve as directors of the Company for a term of three years and until their successors are duly elected and qualified;

     2. An amendment to the Company's Certificate of Incorporation and the Bylaws to implement an advance notice procedure for the submission of director nominations and other business to be considered at annual meetings of stockholders;

     3. An amendment to the Company's Certificate of Incorporation and the Bylaws to permit only the President, the Vice Chairmen of the Board, the Secretary or the Board of Directors to call special meetings of stockholders and to limit the business permitted to be conducted at such meetings to be brought before the meetings by or at the direction of the Board of Directors;

     4. An amendment to the Company's Certificate of Incorporation and the Bylaws to provide that a member of the Board of Directors may only be removed by the stockholders of the Company for cause by an affirmative vote of holders of at least 66 2/3% of the voting power of the then outstanding shares of any class or series of capital stock of the Company entitled to vote generally in the election of directors voting together as a single class (the "Voting Stock");

     5. An amendment to the Company's Bylaws to (a) limit the size of the Board of Directors to a maximum of twelve directors, the authorized number of directors to ten, and the Board of Directors having the sole power and authority to increase or decrease the number of directors acting by an affirmative vote of at least a majority of the total number of authorized directors most recently fixed by the Board of Directors, and
        (b) provide that any vacancy on the Board of Directors may be filled for the unexpired term (or for a new term in the case of an increase in the size of the board) only by an affirmative vote of at least a majority of the remaining directors then in office even if less than a quorum, or by the sole remaining director;

     6. An amendment to the Company's Certificate of Incorporation and the Bylaws to eliminate stockholder action by written consent;

     7. An amendment to the Company's Certificate of Incorporation and the Bylaws to require the approval of holders of 80% of the then outstanding Voting Stock and/or the approval of 66 2/3% of the directors of the Company for certain corporate transactions;

     8. An amendment to the Company's Certificate of Incorporation and the Bylaws to require an affirmative vote of 66 2/3% of the Voting Stock in order to amend or repeal any adopted amendments to the Certificate of Incorporation and Bylaws proposed herein and;

     9. Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 1998 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On July 18, 1996, the Company successfully completed its IPO and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of Common Stock and one warrant ("Warrant") to purchase a share of Common Stock at $9.00 ("Unit"). The Common Stock and Warrants trade on the NASDAQ SmallCap Market.

     As of March 26, 1998, there are approximately 330 registered holders of Common Stock. There have been no cash dividends paid on the Company's Common Stock to date and the Company does not anticipate the payment of dividends in the foreseeable future.

     The table below sets forth by quarter, for the years ended December 31, 1998 and 1997, the high and low market prices of the Company's Common Stock and Warrants.

                                                               COMMON STOCK           WARRANTS
                                                              --------------       --------------
                                                              HIGH       LOW       HIGH       LOW
                                                              ----       ---       ----       ---
1st Quarter 1997............................................   4 11/16    1 29/32   1 11/32     13/32
2nd Quarter 1997............................................   3 1/2      1 5/16     7/16      3/16
3rd Quarter 1997............................................   5 9/16     2 3/8      23/32     3/16
4th Quarter 1997............................................   4          1 25/32    17/32     5/32
1st Quarter 1998............................................   2 1/2      1 3/8      13/32     5/32
2nd Quarter 1998............................................   8 7/16     1 13/32   1 3/4       1/8
3rd Quarter 1998............................................   5 15/16    4 3/32    2          1 1/16
4th Quarter 1998............................................   7 7/8      3 31/32   2 11/32    1 3/16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The Company was incorporated as a Virginia company in October 1990 and commenced operations in November 1992 as Computer Products & Services, Inc. to develop, manufacture and sell mobile computing systems. Since commencing operations, the Company has incurred significant operating losses. In April 1996, the Company was merged with Xybernaut Corporation in order to change the company name and reincorporate in Delaware. In July 1996, the Company successfully completed the initial public offering ("IPO") of its Common Stock and Warrants, which are traded on the NASDAQ SmallCap Market.

     The first product to be commercialized by the Company is the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) Series. The first product in this series was introduced in 1994 and used "486" based technology ("486 System") that was produced in a limited quantity and is no longer manufactured. Product development has been based on the expectation of the Company that continued improvements in software for operating systems, applications and speech recognition software will require continued improvements in the performance and capabilities of the Mobile Assistant Series. Based on that expectation, the Company undertook a product development program that resulted in the second product offering in the Mobile Assistant(R) Series, which was introduced on a preproduction basis in January 1997 and which used "586" based technology ("Mobile Assistant(R) II System"). The Mobile Assistant(R) II was replaced by the third system in this product development program, which was introduced during the third quarter of 1997 and used a Pentium(R) processor running at 133 MHz ("133P System"). In the fourth quarter of 1998, the Company commenced production of the fourth system in this product development program, the Mobile Assistant(R) IV ("MA IV"), which uses a Pentium chipset known as the "Tillamook" that runs at 233 MHz.

     Additional software products are being developed and are planned for development for use on the Mobile Assistant and other personal computers. In the third quarter of 1997, the Company announced the introduction of linkAssist(TM), a software product which provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to most any application without altering the original data. In the second quarter of 1998, the Company announced the introduction of webAssist(TM), a software product that allows voice navigation of HTML document links such as those found on the World Wide Web and Intranets.

     Since inception, the Company has financed its operations primarily through private and public sales of equity securities, and to a lesser extent, cash generated from operations. In 1998 and 1997, the Company received cash of $10,426,622 and $5,710,406, respectively, from public and private placements of its equity securities.

     The Company has derived its revenues from sales of the Mobile Assistant(R) Series, consulting services related to the Mobile Assistant(R), application software for the Mobile Assistant(R), and other computer platforms. During the year ended December 31, 1998, the Company derived the majority of its revenues from sales of the Mobile Assistant(R). For the year ended December 31, 1997, the Company derived approximately 68% of its revenues from sales of the Mobile Assistant(R), including fees related to licensing agreements, and 32% of its revenues from consulting services. In the future, the Company expects to derive additional revenues from the sale of software and additional optional components of the Mobile Assistant(R) Series. Cost of sales include the cost of components for the Mobile Assistant(R) Series, direct labor, direct materials, overhead allocations, inventory obsolescence charges, amortization of tooling costs and shipping costs.

     The Company has incurred operating losses throughout 1998 and expects such losses to continue in the near term as it expands its product development and marketing capabilities. At December 31, 1998, the Company had an accumulated deficit of $31,364,331. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flows through 1999 and potentially thereafter.

     The Company's independent accountant's report on its financial statements as of and for the years ended December 31, 1998 and 1997 contains an explanatory paragraph that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the costs of its operations.

     The Company intends to continue expenditures on research and development of additional hardware and software products. Research and development activities consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional costs are capitalized until the software is ready for release. The Company started limited shipments of its linkAssist(TM) software late in the year ended December 31, 1997, but the costs eligible for capitalization under SFAS 86 were immaterial during this period and were not capitalized. Such costs were immaterial in 1998 and are expected to be immaterial in 1999. Research and development expenses for the years ended December 31, 1998 and 1997 were $2,870,808 and $2,350,237, respectively, none of which were capitalized.

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

     The Company's consolidated financial statements do not contain a provision for income tax expense due to net operating losses since inception. Subject to realization, the Company has generated net operating losses that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company (see Note 10 to Consolidated Financial Statements). At December 31, 1998, the Company had approximately $27,692,000 of net operating loss carry forwards for federal income tax purposes that begin to expire in 2010. The use of these carry forwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company has determined that it will be required to modify or replace portions of our software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that it can mitigate the Year 2000 Issue with modifications to existing software and conversions to new software. However, if the Company fails to make such modifications and conversions, or if it does not make them on a timely basis, the Year 2000 Issue could have a material impact on its operations.

     The Company has contacted all of its significant suppliers and large customers to determine the possible effect on its operations of their inability or failure to remediate its own Year 2000 Issue. Its estimate of the costs to remediate the Year 2000 issue is based on presently available information. However, the Company cannot guarantee that the systems of other companies on which it systems relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have material adverse effect on its operations. The Company has no exposure to contingencies related to the Year 2000 Issue for the products we have sold.

     The Company utilizes both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within three months and it estimates the total remaining cost of the Year 2000 project at $6,000. Approximately $1,700 of the total project cost is attributable to the purchase of new software, which will be capitalized. The remaining $4,300, which will be expensed as incurred over the next six months, is not expected to have a material effect on its results of operations. To date, the Company has incurred and expensed approximately $1,000 related to its Year 2000 project.

     The Company's estimates of the date of completion and cost of our Year 2000 project are based on its best estimates, which it derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. The costs and completion date of its Year 2000 project could differ materially from our estimates due to the lack of availability and cost of personnel trained in this area, our ability to locate and correct all relevant computer codes, and similar uncertainties.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues for the years ended December 31, 1998 and 1997.

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Revenues....................................................       100.0%         100.0%
Cost of Sales...............................................       259.8          150.8
                                                                --------       --------
     Gross margin...........................................      (159.8)         (50.8)
                                                                --------       --------
Operating expenses:
     Sales and marketing....................................       512.6          403.7
     General and administrative.............................       501.0          433.1
     Research and development...............................       327.9          289.3
                                                                --------       --------
Total operating expenses....................................     1,341.5        1,126.1
                                                                --------       --------
Interest income, net........................................         3.8           10.2
                                                                --------       --------
Net loss....................................................    (1,497.5)      (1,166.7)
                                                                --------       --------
Provisions for preferred stock..............................       110.4           70.4
                                                                --------       --------
Net loss applicable to holders of common stock..............    (1,607.9)%     (1,237.1)%
                                                                ========       ========

              YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     REVENUES. Revenues for the year ended December 31, 1998 were $875,560, an increase of $63,038, or 8%, compared to $812,522 for the year ended December 31, 1997. Product revenues for the year ended December 31, 1998 were $873,586 an increase of $318,064 or 57%, compared to $555,522 for the corresponding period in 1997. The increase in product revenues for the year was related to the introduction of the MA IV and the higher number of 133P Systems that were sold during that period, compared to the lower number of 133P and Mobile Assistant(R) II Systems that were sold in the corresponding period in 1997. Consulting and license revenues for the year ended December 31, 1998 were $1,974, a decrease of $255,026, or 99%, compared to $257,000 for the corresponding period in 1997. In 1997 the Company recognized licensing revenue of $250,000, which represented the remaining balance of deferred licensing revenue with

Rockwell International, who elected to discontinue operating under a license agreement with the Company due to a restructuring of their business operations.

     COST OF SALES. The cost of sales for the year ended December 31, 1998 was $2,274,455, an increase of $1,048,883 or 86%, compared to $1,225,572 for the year ended December 31, 1997. The cost of goods sold increased commensurately with the increase in product sales. Additionally in 1998, the Company recognized charges of approximately $455,000 related to the write-off of certain capitalized tooling costs related to the 133P Systems. In 1998 and 1997, the Company recognized charges to decrease the carrying value of inventory by $770,557 and $724,978, respectively, to reflect the loss of value of older products and technologies.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the year ended December 31, 1998 were $4,488,496, an increase of $1,208,140, or 37%, compared to $3,280,356 for the year ended December 31, 1997. The increase resulted mainly from increases in consulting expenses related to additional marketing programs to support the launch of the MA IV, personnel and infrastructure costs to support sales, marketing and customer service, and expenses related to the Company's representative office in Japan which became fully operational in 1998. Offsetting the 1997 increase was approximately $253,000 related to receivables which were written off and an expense of approximately $125,000 related to the issuance of warrants to a consultant.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1998 were $4,386,899 an increase of $868,031 or 25%, compared to $3,518,868 for the year ended December 31, 1997. This increase resulted primarily from a charge of approximately $230,000 related to the write-off of software that had no further remaining value to the Company, legal and accounting fees of approximately $225,000 related to a cancelled offering of equity securities and increased expenses related to the recruitment of key personnel.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the year ended December 31, 1998 were $2,870,808, an increase of $520,571, or 22%, compared to $2,350,237 for the year ended December 31, 1997. This increase reflects the Company's ongoing research and development efforts, including payments to Sony Digital Products for the design and production of the MA IV, and the addition of new personnel.

     OTHER INCOME, NET. Other income for the year ended December 31, 1998 was $33,610, a decrease of $48,935, or 59%, compared to $82,545 for the year ended December 31, 1996. This decrease is primarily the result of lower average monthly cash balances in fiscal 1998 versus those during fiscal 1997, which reflected the interest income on proceeds from the Company's initial public offering that was completed in July 1996.

     DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED
STOCK. The Company's Series A Preferred Stock was issued in June 1997 and accrues dividends at 5% per annum on the outstanding principal amount. The Company's Series B Preferred Stock was issued in November 1997 and February 1998 and accrues dividends at 4% per annum on the outstanding principal amount. The Company's Series C Preferred Stock was issued in May 1998 and accrues dividends at 5% per annum on the outstanding principal amount. For the year ended December 31, 1998, the amount of dividends was $59,303, a decrease of $23,602 or 28%, compared to $82,905 in 1997. In accordance with the Emerging Issues Task Force report from the Securities and Exchange Commission titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature", the value of the beneficial conversion feature was recognized for the Series A and Series B Preferred Stock, which have been fully accreted. The amount of this accretion for the year ended December 31, 1998 was $907,489, an increase of $418,796 or 86%, compared to $488,693 in 1997.
Additional paid in capital is reduced by the amount of accretion and preferred stock is increased by the amount of accretion, resulting in no impact on the overall amount of stockholders' equity. All of the Company's Series A and B Preferred Stock has been converted as of December 31, 1998.

     NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of Common Stock for the year ended December 31, 1998 was $14,078,280, an increase of $4,026,716 or 40% compared to $10,051,564 for the year ended December 31, 1997. Although the

Company was subject to taxation during the years ended December 31, 1998 and 1997, the Company incurred net losses during these periods, and therefore no provision for taxes was made.

                        LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the completion of the IPO, the Company has financed its operations from the private sale of its securities, from vendor credit, short-term loans received from management, stockholders and others.

     On July 18, 1996, the Company completed its IPO and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of Common Stock and one warrant to purchase a share of Common Stock at $9.00 ("the Unit"). Gross proceeds from the sale of the Units were $13,282,500 and net proceeds after expenses were $10,842,487.

     On June 30, 1997, the Company completed a private placement of an aggregate of 3,000 shares of the Company's Series A Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), and realized gross proceeds of $3,000,000 and net proceeds of approximately $2,762,000 after related expenses. The holders of the Series A Preferred Stock converted all such shares resulting in the issuance of 1,958,984 shares of Common Stock.

     On November 12, 1997, the Company completed a private placement of an aggregate of 3,180 shares of the Company's Series B Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), and realized gross proceeds of $3,180,000 and net proceeds of approximately $2,949,000 after related expenses. On February 23, 1998, the Company completed a follow-on placement of its Series B Preferred and realized gross proceeds of $1,000,000 and net proceeds of approximately $875,000 after related expenses. The holders of the Series B Preferred Stock converted all such shares resulting in the issuance of 3,172,239 shares of Common Stock.

     In April 1998, the Company entered into an equity line of credit agreement and received an initial gross amount of $1,000,000 in exchange for Common Stock. Under this line of equity, the Company had the right, but not the obligation, to obtain up to an additional $10,000,000 in a series of equity drawdowns based on terms and conditions specified in the line of credit. In connection with this line of equity, the Company issued five-year warrants to purchase up to 40,000 shares of stock at $1.76 per share and 20,000 shares of stock at $2.81 per share at any time starting six months after closing. The placement agent for this transaction received a cash fee of 5% and 50,000 shares of unregistered stock.

     In May 1998, the Company completed a $750,000 private placement of 375 shares of Series C Preferred Stock, par value $0.01 per share ("Series C Preferred Stock") and 110,294 shares of Common Stock. The Series C Preferred Stock has a stated value of $1,000 per share. A holder of the Series C Preferred Stock is entitled to receive, if and when declared, a dividend equal to 5% of the stated value per share per annum, payable in shares of Common Stock or in cash, payable upon conversion of the Series C Preferred Stock. The Certificate of Designation of the Series C Preferred Stock provides the Company with several redemption options and allows for the conversion of unredeemed Series C Preferred Stock in 25% increments on August 15, 1998, November 15, 1998, February 15, 1999, and May 15, 1999. The holders of the Series C Preferred Stock have converted 187.5 of such shares resulting in the issuance of 47,781 shares of Common Stock. Any Series C Preferred Stock outstanding on May 15, 2000 must be converted into Common Stock at that date.

     In June 1998, the Company completed a $1,000,000 private placement of Common Stock in which 153,846 restricted shares, as defined in Rule 144 promulgated under the Securities Act, were issued at a price of $6.50 per share.

     In June 1998, the Company amended and exercised a put option in the aggregate principal amount of $3,000,000 under the April 1998 private equity line of credit agreement mentioned above. In connection with such action, the Company issued 545,454 shares of Common Stock. Such shares are subject to restrictions on resale for a period of nine months and to repricing upon occurrences of certain conditions. In addition, the

Company issued five-year warrants to purchase up to 300,000 shares of Common Stock at a price of $5.25 per share. Subsequently the Company has issued an additional 94,004 shares upon the occurrence of certain repricing events.

     In October 1998, the Company entered into a financing agreement with an investor pursuant to which the Company sold $2,600,000 of Common Stock to the investor during the period from October 8, 1998 to November 12, 1998. The Company issued 593,201 shares of Common Stock at prices ranging from $4.04 to $5.72 under this financing agreement. In addition, the Company issued three warrants to purchase up to 12,500 shares of Common Stock each, at prices of $9.58, $9.09 and $13.05 per share, respectively. These warrants are exercisable at any time starting six months after the closing and ending five years after closing. The placement agent for this transaction received a cash fee of 6%.

     In November 1998, the Company entered into a financing agreement with an investor pursuant to which the Company sold $1,595,000 of Common Stock to the investor. The Company issued 290,000 shares of Common Stock at $5.50 per share under this financing agreement. Such shares were subject to repricing under certain circumstances. Subsequently the Company issued an additional 150,000 shares upon the occurrence of certain repricing events.

     On December 17, 1998, the Company borrowed $1,250,000 from two financial institutions. The maturity date of the debt was January 29, 1999 and interest was at 12% per annum. On January 29, 1999, the Company repaid the debt.

     In January 1999, the Company exercised separate put options in the aggregate amount of $3,360,000 under the April 1998 private equity line of credit agreement mentioned above. In connection with such put options, the Company issued 841,356 shares of Common Stock at prices ranging from $4.08 to $4.46. In addition, the Company issued a warrant to purchase 100,000 shares of Common Stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of Common Stock at an exercise price of $5.50 per share.

     On March 10, 1999, the Company completed the first tranche of $5.0 million of a $10.0 million private placement of an aggregate of 5,000 shares of the Company's Series D Preferred Stock, par value $.01 per share (the "Series D Preferred Stock"), and realized gross proceeds of $5.0 million and net proceeds of approximately $4,990,000 after related expenses. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock. The warrants have an exercise price equal to 125% of the closing bid price of the Common Stock on the first trading day immediately preceding the closing date of the first tranche. The warrants have an exercise period which ends on the three year anniversary of the issuance date of the warrants.

     For the year ended December 31, 1998, the Company's operating activities used cash of $10,699,000. This was primarily the result of a $13,111,488 net loss and a net increase in inventories of $835,795. These were offset by a net increase in accounts payable and accrued expenses of $1,242,766, a non-cash obsolescence inventory charge of $770,557, depreciation and amortization of $503,143 and a non-cash charge for tooling costs of $455,449. Cash used in investing activities for the year ended December 31, 1998 was $985,899, which included $448,744 in capitalized tooling costs, $313,109 related to obtaining and maintaining patents and $256,358 for the acquisition of property and equipment. Proceeds from the Company's financing activities for the year ended December 31, 1998 were $11,657,182 which primarily consisted of $9,186,659 from the issuance of Common Stock, $1,240,053 from the issuance of the Company's Series B and Series C Preferred Stock, net of related fees, and $1,250,000 of proceeds from notes and loans. As a result of the above, cash and cash equivalents on hand as of December 31, 1998 was $924,649, a decrease of $27,717 from the $952,366 of cash on hand as of December 31, 1997.

     For the year ended December 31, 1997, the Company's operating activities used cash of $10,062,427. This was primarily the result of a $9,479,966 net loss and cash used by inventory of $1,930,378, offset by a net increase in accounts payable and accrued expenses of $515,466 and depreciation and amortization of $277,299. Cash used in investing activities for the year ended December 31, 1997 was $866,228, which included $364,678 for the acquisition of property and equipment, $231,298 related to obtaining and maintaining patents and $270,252 in capitalized tooling costs. Proceeds from the Company's financing activities for the year ended December 31, 1997 were $5,606,054 which primarily consisted of $5,710,406 from the issuance of the Company's Series A and Series B Preferred Stock, net of related fees, and $56,500 of proceeds from notes and loans, offset by payments on notes and loans totaling $72,232, and $16,667 for the remaining payment on the acquisition of Tech Virginia and repayment of loans. As a result of the above, cash and cash equivalents on hand as of December 31, 1997 was $952,366, a decrease of $5,322,601 from the $6,274,967 of cash on hand as of December 31, 1996.

     At December 31, 1998, the Company had no material capital commitments.

     The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of the Mobile Assistant(R), and expands its full sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the MA IV, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Management is currently exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. If additional funds are raised by the Company through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company will be reduced. The Company's management believes that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 2000. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company.

     The Company's independent accountant's report on its financial statements as of and for the years ended December 31, 1998 and 1997 contains an explanatory paragraph that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the costs of its operations.

                        POSSIBLE NON-CASH FUTURE CHARGE

     As a condition to the Company's initial public offering (the "IPO"), Royce Investment Group, the Representative of the several underwriters (the "Representative"), required certain of the Company's stockholders to deposit a total of 1,800,000 shares of Common Stock (the "Escrowed Shares"), in escrow pursuant to an escrow agreement with Continental Stock Transfer & Trust Company, the escrow agent and the Representative. The Escrowed Shares are subject to the following terms and conditions:

      - The Escrowed Shares will be released incrementally over a three-year period only in the event the Company's gross revenues and earnings
        (loss) per share for the 12-month periods ending September 30, 1997, 1998 and 1999 equal or exceed certain gross revenue and earnings (loss) per share targets.

      - If such per share targets are not met in any of the relevant 12-month periods and the price of the common stock does not meet or exceed agreed upon price levels, certain amounts of the Escrowed Shares will be returned to the Company for each period and canceled.

      - All the Escrowed Shares will be released to the stockholders if the closing price of the common stock as reported on The Nasdaq SmallCap Market equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days during the period ending September 30, 1999.

     The difference between the initial offering price and the market value (at the time of release) of any Escrowed Shares released will be deemed to be an additional compensation expense. Such expense, depending on the price per share, may have the effect of reducing or eliminating any earnings per share and could have a negative effect on the market price for the Common Stock.

     The Company did not meet the targets for escrow release for September 30, 1997 and September 30, 1998. As a result, 300,000 and 750,000 shares, respectively, were canceled from the escrow pool resulting in a reduction of 2.1% and 3.6% of our outstanding shares of common stock.

     Give the start of full-scale production and distribution of the MA IV in early 1999, the Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the Performance Targets of the 12-month period ending September 30, 1999. Accordingly, the release of the escrow shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1999. If conditions are not met for release from escrow, then 750,000 shares of stock will be returned to the Company on September 30, 1999 and canceled, resulting in no earnings impact and a commensurately lower number of outstanding shares.

     Since the Company has reported losses, the loss per share for the Company is calculated using outstanding shares less shares held in escrow to avoid antidilution. Therefore, the cancellation of shares from escrow does not affect the reported loss per share.

ITEM 7.  FINANCIAL STATEMENTS.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................  F-1
Consolidated Balance Sheets -- December 31, 1998 and
  1997......................................................  F-2
Consolidated Statements of Operations -- Years ended
  December 31, 1998 and 1997................................  F-3
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 1998 and 1997..........................  F-4
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1998 and 1997................................  F-5
Notes to Consolidated Financial Statements..................  F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Xybernaut Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Xybernaut Corporation and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and will require additional capital to fund its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers, LLP

McLean, VA
April 14, 1999

                             XYBERNAUT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
Current assets:
      Cash and cash equivalents.............................  $    924,649   $    952,366
      Accounts receivable, net of allowances of $91,131 and
       $53,211..............................................       229,120        216,767
      Inventory, net of reserves of $770,557 and $724,978...     1,347,668      1,607,781
      Prepaid and other current assets......................       374,243        334,245
                                                              ------------   ------------
          Total current assets..............................     2,875,680      3,111,159
                                                              ------------   ------------
Property and equipment, net.................................       462,384        505,695
                                                              ------------   ------------
Other assets:
      Patent costs, net of accumulated amortization of
       $313,982 and $177,076................................       560,625        384,422
      Tooling costs, net of accumulated amortization of
       $326,752 and $47,194.................................       370,285        376,990
      Other.................................................       142,614        153,351
                                                              ------------   ------------
          Total other assets................................     1,073,524        914,763
                                                              ------------   ------------
          Total assets......................................  $  4,411,588   $  4,531,617
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes and loans payable...............................  $  1,250,000   $     19,530
      Accounts payable......................................     1,626,897        429,780
      Accrued expenses......................................       786,980        908,372
                                                              ------------   ------------
          Total current liabilities.........................     3,663,877      1,357,682
                                                              ------------   ------------
Commitments and contingencies (Note 11) Stockholders'
  equity:
      Preferred Stock, $.01 par value, 6,000,000 shares
       authorized, 188 and 5,430 shares of convertible
       preferred stock issued and outstanding (Note 6)......       182,378      4,193,355
      Common Stock, $.01 par value, 40,000,000 shares
       authorized, 21,359,751 and 14,360,515 shares issued
       and outstanding......................................       213,597        143,605
      Additional paid-in capital............................    31,716,067     17,181,329
      Deferred compensation.................................            --        (91,511)
      Accumulated deficit...................................   (31,364,331)   (18,252,843)
                                                              ------------   ------------
          Total stockholders' equity........................       747,711      3,173,935
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $  4,411,588   $  4,531,617
                                                              ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
Revenue:
      Product sales.........................................  $    873,586    $    555,522
      Consulting and license................................         1,974         257,000
                                                              ------------    ------------
          Total revenue.....................................       875,560         812,522
Cost of sales...............................................     2,274,455       1,225,572
                                                              ------------    ------------
          Gross loss........................................    (1,398,895)       (413,050)
Operating expenses:
      Sales and marketing...................................     4,488,496       3,280,356
      General and administrative............................     4,386,899       3,518,868
      Research and development..............................     2,870,808       2,350,237
                                                              ------------    ------------
          Total operating expenses..........................    11,746,203       9,149,461
                                                              ------------    ------------
          Operating loss....................................   (13,145,098)     (9,562,511)
Interest income, net........................................        33,610          82,545
                                                              ------------    ------------
      Net loss..............................................   (13,111,488)     (9,479,966)
                                                              ------------    ------------
Provision for preferred stock dividends.....................        59,303          82,905
Provision for accretion on preferred stock beneficial
  conversion feature........................................       907,489         488,693
                                                              ------------    ------------
      Net loss applicable to holders of common stock........  $(14,078,280)   $(10,051,564)
                                                              ============    ============
      Net loss per common share applicable to holders of
        common stock (basic and diluted)....................  $      (0.80)   $      (0.78)
                                                              ============    ============
Weighted average number of common shares Outstanding (basic
  and diluted)..............................................    17,670,318      12,844,974
                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         NUMBER OF SHARES          VALUE OF SHARES       ADDITIONAL
                                      ----------------------   -----------------------     PAID-IN     ACCUMULATED      DEFERRED
                                      PREFERRED     COMMON      PREFERRED     COMMON       CAPITAL       DEFICIT      COMPENSATION
                                      ---------   ----------   -----------   ---------   -----------   ------------   ------------
BALANCE, DECEMBER 31, 1996..........       --     14,259,112            --   $142,591    $15,520,245   $ (8,772,877)          --
Issuance of Series A Preferred
  Stock.............................    3,000             --   $ 2,761,669         --             --             --           --
Partial Conversion of Preferred
  Stock into common stock...........     (750)       250,000      (690,417)     2,500        687,917             --           --
Cancellation of escrow shares of
  common stock......................       --       (300,000)           --     (3,000)         3,000             --           --
Cancellation of accrued shares of
  common stock......................       --         (1,747)           --        (17)            17             --           --
Issuance of Series B Preferred
  Stock.............................    3,180             --     2,948,737         --             --             --           --
Exercises of stock options..........       --        150,000            --      1,500             --             --           --
Value of beneficial conversion
  feature on Preferred Stock........       --             --    (1,219,712)        --      1,219,712             --           --
Accretion of deemed dividend of
  Preferred Stock...................       --             --       488,693         --       (488,693)            --           --
Preferred Stock dividend
  requirements......................       --             --            --         --        (82,905)            --           --
Issuance of warrants on common
  stock.............................       --             --            --         --        217,000             --    $(217,000)
Compensation related to common stock
  warrants..........................       --             --            --         --             --             --      125,489
Warrants issued in connection with
  Series B Preferred stock
  offerings.........................       --             --       (95,615)        --         95,615             --           --
Dividends on preferred stock paid
  with common stock.................       --          3,150            --         31          9,421             --           --
Net loss............................       --             --            --         --             --     (9,479,966)          --
                                       ------     ----------   -----------   --------    -----------   ------------    ---------
BALANCE, DECEMBER 31, 1997..........    5,430     14,360,515     4,193,355    143,605     17,181,329    (18,252,843)     (91,511)
Sale of common stock................       --      2,776,923            --     27,770      9,158,889             --           --
Issuance of Series B Preferred
  Stock.............................    1,000             --       875,299         --             --             --           --
Issuance of common stock in
  connection with Sale of Series B
  Preferred Stock...................       --         50,000            --        500         97,938             --           --
Partial conversion of Preferred
  Stock into common stock...........   (6,617)     4,827,570    (5,982,049)    48,275      5,933,774             --           --
Value of beneficial conversion
  feature on Preferred Stock........       --             --      (176,470)        --        176,470             --           --
Accretion of deemed dividend of
  Preferred Stock...................       --             --       907,489         --       (907,489)            --           --
Preferred Stock dividend
  requirements......................       --             --            --         --        (59,303)            --           --
Amortization of deferred
  compensation......................       --             --            --         --             --             --       91,511
Issuance of Series C Preferred
  Stock.............................      375             --       364,754         --             --             --           --
Cancellation of escrow shares of
  common stock......................       --       (750,000)           --     (7,500)         7,500             --           --
Dividends on Preferred Stock paid
  with common stock.................       --         94,743            --        947        126,959             --           --
Net loss............................       --             --            --         --             --    (13,111,488)          --
                                       ------     ----------   -----------   --------    -----------   ------------    ---------
BALANCE, DECEMBER 31, 1998..........      188     21,359,751   $   182,378   $213,597    $31,716,067   $(31,364,331)   $      --
                                       ======     ==========   ===========   ========    ===========   ============    =========

                                          TOTAL
                                      STOCKHOLDERS'
                                         EQUITY
                                      -------------
BALANCE, DECEMBER 31, 1996..........  $  6,889,959
Issuance of Series A Preferred
  Stock.............................     2,761,669
Partial Conversion of Preferred
  Stock into common stock...........            --
Cancellation of escrow shares of
  common stock......................            --
Cancellation of accrued shares of
  common stock......................            --
Issuance of Series B Preferred
  Stock.............................     2,948,737
Exercises of stock options..........         1,500
Value of beneficial conversion
  feature on Preferred Stock........            --
Accretion of deemed dividend of
  Preferred Stock...................            --
Preferred Stock dividend
  requirements......................       (82,905)
Issuance of warrants on common
  stock.............................            --
Compensation related to common stock
  warrants..........................       125,489
Warrants issued in connection with
  Series B Preferred stock
  offerings.........................            --
Dividends on preferred stock paid
  with common stock.................         9,452
Net loss............................    (9,479,966)
                                      ------------
BALANCE, DECEMBER 31, 1997..........     3,173,935
Sale of common stock................     9,186,659
Issuance of Series B Preferred
  Stock.............................       875,299
Issuance of common stock in
  connection with Sale of Series B
  Preferred Stock...................        98,438
Partial conversion of Preferred
  Stock into common stock...........            --
Value of beneficial conversion
  feature on Preferred Stock........            --
Accretion of deemed dividend of
  Preferred Stock...................            --
Preferred Stock dividend
  requirements......................       (59,303)
Amortization of deferred
  compensation......................        91,511
Issuance of Series C Preferred
  Stock.............................       364,754
Cancellation of escrow shares of
  common stock......................            --
Dividends on Preferred Stock paid
  with common stock.................       127,906
Net loss............................   (13,111,488)
                                      ------------
BALANCE, DECEMBER 31, 1998..........  $    747,711
                                      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             XYBERNAUT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(13,111,488)  $ (9,479,966)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       503,143        277,299
     Gain on disposal of assets.............................        (6,626)            --
     Provision for write-down of inventory..................       770,557        724,978
     Provision for bad debts................................        37,920        253,211
     Non-cash charges for stock and warrants issued for
       services.............................................        91,511        125,489
     Reduction of equipment carrying value..................       233,097             --
     Reduction of tooling costs carrying value..............       455,449             --
     Changes in assets and liabilities:
       Inventory............................................      (835,795)    (1,930,378)
       Accounts receivable..................................       (50,273)       (42,188)
       Prepaid and other current assets.....................       (39,998)      (136,534)
       Other assets.........................................        10,737       (119,804)
       Accounts payable and accrued expenses................     1,242,766        515,466
       Deferred licensing revenue...........................            --       (250,000)
                                                              ------------   ------------
     Net cash used in operating activities..................   (10,699,000)   (10,062,427)
                                                              ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..............        32,312             --
  Acquisition of property and equipment.....................      (256,358)      (364,678)
  Acquisition of patents and related costs..................      (313,109)      (231,298)
  Capitalization of tooling costs...........................      (448,744)      (270,252)
                                                              ------------   ------------
     Net cash used in investing activities..................      (985,899)      (866,228)
                                                              ------------   ------------
Cash flows from financing activities:
  Proceeds from:
     Common stock offering, net.............................     9,186,659             --
     Notes and loans........................................     1,250,000         56,500
     Preferred stock offerings, net.........................     1,240,053      5,710,406
  Payments for:
     Notes and loans........................................       (19,530)       (72,232)
     Acquisition of Tech Virginia...........................            --        (16,667)
     Other..................................................            --        (71,953)
                                                              ------------   ------------
     Net cash provided by financing activities..............    11,657,182      5,606,054
                                                              ------------   ------------
Net decrease in cash and cash equivalents...................       (27,717)    (5,322,601)
Cash and cash equivalents, beginning of period..............       952,366      6,274,967
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $    924,649   $    952,366
                                                              ============   ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest...............  $      5,032   $      7,124
                                                              ============   ============
Supplemental disclosure of non-cash financing activities:
     Common stock issued for settlement of accrued
       liabilities..........................................  $    226,344   $         --
                                                              ============   ============
     Deferred compensation in connection with stock warrants
       granted..............................................  $         --   $    217,000
                                                              ============   ============
     Issuance of warrants in connection with preferred stock
       offering.............................................  $         --   $     96,615
                                                              ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

  FINANCING:

     The Company has incurred significant recurring losses from operations since inception and had a working capital deficit of $788,197 as of December 31, 1998. The Company will require additional capital to fund its operations and meet its ongoing obligations for 1999 and beyond. Management believes they will be successful in their efforts to obtain such financing and subsequent to year end has raised approximately $8,350,000 (see Note 13). The Company also recently introduced its Mobile Assistant IV(R) product and has plans to continue acquiring additional software applications for the Mobile Assistant IV(R). There can be no assurance that the Company will not incur additional losses until its recently introduced product generates significant revenue. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. If the Company is unable to obtain additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Net gains and losses resulting from foreign exchange transactions have not been material.

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

  INVENTORY:

     Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. As of December 31, 1998 and 1997, the allowance to reduce inventory balances to net realizable value was $770,557

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

and $724,978, respectively. Most of the reserves and writedowns in inventory values result from the introduction of new products or technologies resulting in a reduction or loss of value of older products or technologies.

     Inventory consists principally of component parts held for resale.

  PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Equipment...................................................  3-5 years
Furniture and fixtures......................................    5 years
Demonstrator units..........................................    1 year
Leasehold improvements......................................    3 years

     Expenditures for maintenance and repairs are charged directly to the appropriate operating account at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized.

  TOOLING COSTS:

     Tooling costs consist of reimbursed expenses to third-party vendors for molds to be used exclusively in the manufacturing of the Company's proprietary products. Capitalized tooling costs are depreciated on a straight-line basis over an estimated useful life of 12 months. In 1998, the Company recognized charges of approximately $455,000 related to the write-off of certain capitalized tooling costs related to the 133P Systems.

  SOFTWARE DEVELOPMENT COSTS:

     Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. Since the Company is currently in the planning and development phase for software toolkits, no costs have been capitalized to date.

  PATENT COSTS:

     Patent costs consist of legal fees, filing fees and other direct costs incurred in obtaining and maintaining patents and are amortized on a straight-line basis over a five-year period. Amortization expense related to the patents was $136,906 and $94,487 during 1998 and 1997, respectively.

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

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the future discounted cash flows.

  REVENUE RECOGNITION AND WARRANTIES:

     The Company recognizes revenue on the sale of its product when a valid purchase order is received, collection is probable, shipment occurs and no significant obligations remain. The Company provides services to its customers under fixed-price and time-and-materials type contracts and recognize revenue over the related contract term. The Company generally provides a one year warranty on parts. A provision for estimated future warranty costs is recorded at the time of shipment. However, the Company's suppliers for the computing unit, FPD, HMD and batteries provide the Company with similar warranties and as a result warranty reserves are immaterial.

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

  NET LOSS PER SHARE:

     Basic earnings (or loss) per share is based on the weighted average number of outstanding shares of common stock. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. For all periods presented herein, diluted earnings per share is the same as basic earnings per share for the Company because the effects of such items were anti-dilutive given the losses incurred in such periods.

  ESCROWED SHARES:

     Escrowed shares are considered issued and outstanding and reported as such on the combined balance sheets. For purposes of computing basic and diluted earnings per share, they are not considered outstanding until the conditions for their release are met.

  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 1998 and 1997, because of the relatively short maturity of these instruments. The carrying value of the notes and loans payable approximated fair value as of December 31, 1998 and 1997, based upon market prices for the same or similar debt issues.

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  RECENT ACCOUNTING PRONOUNCEMENTS:

     During 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income. SFAS 130 established standards for reporting comprehensive income in a full set of general purpose financial statements either in the statement of operations or in a separate statement. The Company's comprehensive income is the same as its net income for all periods presented.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently the Company does not utilize derivative instruments, therefore the adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company will adopt SFAS 133 for the year ending December 31, 2000.

3. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1998            1997
                                                             ----------       ---------
Equipment..................................................  $  516,669       $ 537,635
Furniture and fixtures.....................................      74,872          74,207
Demonstrator units.........................................     327,872          53,144
Leasehold improvements.....................................     153,159         149,659
                                                             ----------       ---------
                                                              1,072,572         814,645
Less accumulated depreciation and amortization.............    (610,188)       (308,950)
                                                             ----------       ---------
                                                             $  462,384       $ 505,695
                                                             ==========       =========

     Depreciation expense for the years ended December 31, 1998 and 1997 was $364,472 and $186,761, respectively.

4. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1998           1997
                                                              --------       --------
Accrued salaries............................................  $403,391       $396,604
Professional fees...........................................    70,418        120,000
Other.......................................................   313,171        391,768
                                                              --------       --------
                                                              $786,980       $908,372
                                                              ========       ========

     Other consists of accruals related to expenses incurred in the normal course of business, such as employee travel costs and sales commissions.

                             XYBERNAUT CORPORATION

5. NOTES PAYABLE

     On December 17, 1998, the Company borrowed $1,250,000 from two financial institutions. The maturity date of the debt was January 29, 1999 and interest was at 12% per annum. On January 29, 1999, the Company repaid the debt.

6. STOCKHOLDERS' EQUITY:

  INITIAL PUBLIC OFFERING AND SALES OF COMMON STOCK:

     On July 18, 1996, the Company completed its IPO and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of Common Stock and one warrant to purchase a share of Common Stock at $9.00 ("the Unit"). Gross proceeds from the sale of the Units were $13,282,500 and net proceeds after expenses were $10,842,487.

     At the completion of the offering, the underwriter received an option to purchase 210,000 Units at a price equal to 165% of the unit offering price per unit during a period of four years commencing one year from July 18, 1996.

     On April 13, 1998, the Company entered into an Equity Line of Credit Agreement (the Agreement) with a private investor. Under the terms of the Agreement, the Company issued 840,124 shares of common stock at a price per share of $1.27 per share and obtained the right to require the investors to purchase an additional $10,000,000 worth of common stock at 90% of the Company's common stock market price (Put Rights). Pursuant to the Agreement, the Company also agreed to pay the following issuance costs i) issued warrants to purchase a total of 60,000 shares of the Company's common stock at a price per share ranging from $1.76 to $2.81 ii) issued 50,000 shares of common stock which cannot be traded prior to April 13, 1999 and iii) paid $60,000 in cash. Upon exercise of a Put Right, the Company must pay issuance costs of approximately 5.5% of the gross proceeds in cash and issue common stock equal to 5% of the number of shares issued in the transaction. On July 1, 1998, the Company amended the Agreement to allow for the sale of 545,454 shares of common stock for $5.50 per share. The amendment contained certain repricing features which, as a result of market fluctuations in the Company's common stock, required the Company to issue an additional 94,004 shares of common stock without receiving additional compensation. The Company has no further obligation to issue additional shares related to these repricing features.

     On May 22, 1998, in conjunction with the sale of Series C Convertible Preferred Stock, the Company issued 110,294 shares of common stock for $3.40 per share.

     In November 1998, the Company sold 290,000 shares of common stock for $5.50 per share to a private investor. The terms of the purchase agreement allowed for an adjustment to the purchase price per share based on of market fluctuations in the Company common stock. Based on events in December 1998, the Company was required to issue an additional 150,000 shares of common stock to this investor without additional compensation. The Company has no further obligation to issue additional shares related to these repricing features.

     In 1998, the Company entered several investment agreements whereby the Company issued 747,047 shares of common stock at prices ranging from $4.04 to $5.72. These agreements restricted the transfer of the shares for periods ranging from six to twelve months.

  ESCROWED SHARES:

     In connection with the Company's IPO, the Company's officers and directors and certain stockholders deposited an aggregate of 1,800,000 shares of Common Stock of the Company in an escrow account ("Escrowed Shares"). The Common Stock in the escrow account is subject to release to such stockholders in increments over a three year period only in the event the Company's gross revenues and earnings (loss) per

                             XYBERNAUT CORPORATION

6. STOCKHOLDERS' EQUITY, CONTINUED:
share for the twelve month periods ending September 30, 1997, 1998 and 1999 meet or exceed certain performance targets. If the performance targets are not met in any of the twelve month periods ending September 30, 1997, 1998, or 1999, the Escrowed Shares will be returned to the Company. In addition to the foregoing, all Escrowed Shares will be released to the shareholders if certain stock price targets are met. The market value of any Escrowed Shares held by officers, employees or consultants at the time they are released will be deemed to be additional compensation expense to the Company. The parameters for the September 30, 1997 and 1998 releases were not met and 300,000 and 750,000 shares of Common Stock, respectively, were canceled from the Escrowed Shares.

  COMMON STOCK WARRANTS:

     During the year ended December 31, 1996, the Company issued 100,000 warrants of Common Stock in exchange for services provided by an independent contractor, for which compensation expense of $125,489 was recorded for the year ended December 31, 1997.

     In 1998 and 1997, the Company granted to the underwriters of the Series A and Series B Preferred Stock warrants to purchase a total of 11,430 and 100,000 shares, respectively, of common stock at prices that range from $2.13 to $4.50 per share. The warrants are exercisable for either a two or three year period commencing six months from the date of grant. For the year ended December 31, 1997, the Company recorded approximately $95,000 as a reduction of proceeds from these Preferred Stock offerings.

     At December 31, 1998 a total of 3,846,427 warrants to purchase common stock were issued and outstanding related to the Company's IPO and the conversion of debentures during 1996 and 1997. These warrants originally entitled the holder to purchase one share of the Company's Common Stock at an exercise price of $9.00 and expire on July 17, 1999. These warrants contain anti-dilution provisions that, upon the issuance of the Series A Preferred Stock and the Series B Preferred Stock, have adjusted the number of shares that can be purchased with one warrant to 1.50, resulting in an effective exercise price of $6.01, and 5,762,060 shares of common stock that would be issued upon full conversion of the warrants.

     In connection with the Equity Line of Credit, the Company issued warrants to purchase 360,000 shares of common stock at an exercise price ranging from $1.76 to $5.25. The warrants are exercisable for five years and contain anti-dilutive provisions.

     In 1998, the Company issued three warrants to purchase 37,500 shares of common stock at prices ranging from $9.58 to $13.05, in connection with the sale of common stock. The warrants are exercisable for a five year period.

  PREFERRED STOCK:

     As of December 31, 1998, the Company had 6,000,000 shares of authorized Preferred Stock of which 3,000, 4,180, and 375 had been designated as Convertible Preferred Stock Series A, B and C, respectively (Series A, B or C Preferred Stock). Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of Preferred Stock.

     In 1997, the Company issued 3,000 and 3,180 shares of Series A and Series B Convertible Preferred Stock, respectively, for proceeds of $5,710,406, net of offering costs of $468,000. In 1998, the Company issued an additional 1,000 shares of Series B Preferred Stock for proceeds of $875,299, net of offering cost of $124,701. The Series A and B Preferred Stock accrued dividends at a rate of 5% and 4% per annum, respectively, which were payable in cash or common stock. As of December 31, 1998, all Series A and

                             XYBERNAUT CORPORATION

6. STOCKHOLDERS' EQUITY, CONTINUED:
Series B Preferred Stock had been converted into common stock and all accrued dividends were paid through the issuance of common stock.

     On May 22, 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. The Series C Preferred Stock have a 5% cumulative dividend which is payable when and if declared by the Board of Directors or at the time of conversion into common stock, whichever date is earliest. At the Company's discretion, dividends can be paid in cash or through the issuance of common stock. In the event of liquidation, dissolution, or winding up of the Company, the holders of Series C Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends, over the Company's common stockholders. In the event the holders of the Series C Preferred Stock attempt to convert their shares into common stock when the Company's common stock market price is below $3.40, the Company may redeem at its option all outstanding shares of Series C Preferred Stock by issuing to the holders of the Series C Preferred Stock a number of shares of common stock equal to $1,000 divided by $3.40 for each share of Series C Preferred Stock redeemed. Holders of the Series C Preferred Stock can convert their shares into shares of the Company's common stock in four equal increments commencing August 15, 1998, and on the fifteenth day of each third month thereafter until May 15, 1999. Any remaining outstanding shares of Series C Preferred Stock convert into common stock on May 15, 2000. The Series C Preferred Stock converts into shares of common stock by dividing the lesser of $4.00 per share or 100% of the average market price for the 5 trading days immediately preceding conversion. In 1998, holders of the Series C converted 187 shares into 46,876 shares of common stock.

     The preferred stock activity is summarized as follows:

                                                    SERIES A               SERIES B              SERIES C
                                              --------------------   --------------------   ------------------
                                              SHARES     AMOUNT      SHARES     AMOUNT      SHARES    AMOUNT
                                              ------   -----------   ------   -----------   ------   ---------
Balance, December 31, 1996..................      --   $        --       --   $        --      --    $      --
Issuance of shares, net.....................   3,000     2,761,669    3,180     2,853,122      --           --
Value of beneficial conversion feature......      --      (658,537)      --      (561,175)     --           --
Accretion of deemed dividend................      --       329,268       --       159,425      --           --
Conversion into common stock................    (750)     (690,417)      --            --      --           --
                                              ------   -----------   ------   -----------    ----    ---------
Balance, December 31, 1997..................   2,250     1,741,983    3,180     2,451,372      --           --
                                              ------   -----------   ------   -----------    ----    ---------
Issuance of shares, net.....................      --            --    1,000       875,299     375      364,754
Value of beneficial conversion feature......      --            --       --      (176,470)     --           --
Accretion of deemed dividend................      --       329,269       --       578,220      --           --
Conversion into common stock................  (2,250)   (2,071,252)  (4,180)   (3,728,421)   (187)    (182,376)
                                              ------   -----------   ------   -----------    ----    ---------
Balance, December 31, 1998..................      --   $        --       --   $        --     188    $ 182,378
                                              ======   ===========   ======   ===========    ====    =========

     The Preferred Stock included a nondetachable conversion feature that was "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature was recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders could realize the maximum beneficial conversion. As a result of the accumulated deficit, the value of the Preferred Stock was not allocated between par value and additional paid-in capital and the accretion of the value allocated to the beneficial conversion on the Preferred Stock and the related dividends is recorded against additional paid-in capital.

7. STOCK OPTIONS:

     On April 18, 1996, the Board of Directors approved, effective January 1, 1996, the Company's 1996 Omnibus Stock Incentive Plan (the "Plan"). Under the Plan, the Company has reserved 650,000 shares of Common Stock for issuance of both incentive and non-qualified options, restricted stock awards and stock

                             XYBERNAUT CORPORATION

7. STOCK OPTIONS, CONTINUED:
appreciation rights ("SARs"). The Plan is administered by the Compensation Committee of the Board of Directors. At the annual meeting of stockholders on August 28, 1997, Company stockholders approved the 1997 Stock Incentive Plan, which provides for up to 1,650,000 shares of the Company's stock. Under these plans, Options generally become exercisable, beginning one year after the date granted, in five equal annual installments. No option may be granted at a price less than the stock's fair market value on the date of the grant.

     Prior to the approved Plan, the Company's Board of Directors approved 250,000 of non-Plan stock options which become exercisable, beginning one year after the date granted, in five equal annual installments.

     Information on options is as follows:

                                                FISCAL 1998                 FISCAL 1997
                                         -------------------------   -------------------------
                                                       WEIGHTED                    WEIGHTED
                                          NUMBER     AVERAGE PRICE    NUMBER     AVERAGE PRICE
                                         OF SHARES     PER SHARE     OF SHARES     PER SHARE
                                         ---------   -------------   ---------   -------------
Beginning balance......................  1,738,430       $3.04       1,246,030       $2.97
Granted................................    802,550       $4.61         892,200       $3.04
Exercised..............................     --          --            (150,000)      $0.01
Cancelled..............................   (745,980)      $3.29        (249,800)      $4.85
                                         ---------       -----       ---------       -----
Ending balance.........................  1,795,000       $3.59       1,738,430       $3.04
                                         =========       =====       =========       =====

     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------               -----------------------
                                                   WEIGHTED-                 WEIGHTED-
   RANGE OF                     WEIGHTED-AVERAGE    AVERAGE                   AVERAGE
   EXERCISE        NUMBER          REMAINING       EXERCISE      NUMBER      EXERCISE
    PRICES       OUTSTANDING    CONTRACTUAL LIFE     PRICE     EXERCISABLE     PRICE
  -----------    -----------    ----------------   ---------   -----------   ---------
  $1.37-$2.50       242,200         10 years         $1.98       217,600       $2.01
  $2.51-$3.00       868,000         10 years         $2.90       704,540       $2.92
  $3.01-$7.31       684,800         10 years         $5.02        52,800       $5.37
                  ---------         --------         -----       -------       -----
  $1.37-$7.31     1,795,000         10 years         $3.59       974,940       $2.85
                  =========         ========         =====       =======       =====

     The Company complies with the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its Plan and, accordingly, does not recognize compensation expense.

     Had compensation expense for the Company's plan been determined based on the fair value at the grant date for plan awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common and common equivalent shares outstanding would have been the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                              1998              1997
                                                          ------------      ------------
Net loss -- as reported.................................  $(13,111,488)     $ (9,479,966)
Net loss -- pro forma...................................  $(13,647,074)     $(10,170,223)
Net loss per share -- as reported.......................  $      (0.74)     $      (0.74)
Net loss per share -- pro forma.........................  $      (0.77)     $      (0.79)

                             XYBERNAUT CORPORATION

7. STOCK OPTIONS, CONTINUED:
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 5.20% in 1998 and 6.41% in 1997; and expected lives of 3 years.

8. CONCENTRATION OF CREDIT RISK:

     In 1998, two customers, who individually comprised over 10%, combined to comprise 23% of revenue and four customers, who individually comprised over 10%, combined to comprise 62% of accounts receivable. In 1997, two customers, who individually comprised over 10%, combined to comprise 44% of revenue and four customers, who individually comprised over 10%, combined to comprise 72% of accounts receivable. The Company has not experienced any difficulties with collections of accounts receivables from these customers.

     At times, cash balance held at financial institutions were in excess of federally insured limits.

9. LICENSING AGREEMENT:

     In March 1996, the Company entered into a non-exclusive five-year licensing agreement with Rockwell International. Pursuant to this agreement, the Company was granted a price reduction of $1,395,000 related to a purchase order issued in 1996 and received an initial cash payment of $300,000 that was recorded as deferred licensing revenue and is being recognized as revenue on a straight-line basis over the five year term. Revenue of $50,000 related to this licensing agreement was recognized for the year ended December 31, 1996. During the year ended December 31, 1997, the Company's licensee informed the Company that as a result of the restructuring of its business operations, the licensee had elected to not continue with its business activities under the license. A portion of the consideration received by the Company in March 1996 for granting this license was a $300,000 cash payment, which the Company recorded as deferred license revenue and was amortizing this amount over a five year period. Given the licensee's stated intent to not to continue conducting business operations under the license, the remaining deferred licensing revenue of $250,000 as of December 31, 1996, was recorded as revenue in the year ended December 31, 1997.

10. INCOME TAXES:

     For the years ended December 31, 1998 and 1997 no income tax benefit has been provided because the losses could not be carried back and realization of the benefit of the net operating losses carried forward was not assured.

     At December 31, 1998, the Company has approximately $27,809,000 of net operating loss carryforwards for federal income tax purposes. These losses begin to expire in 2010. The use of these carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur in the future.

                             XYBERNAUT CORPORATION

10. INCOME TAXES, CONTINUED:
     Net deferred tax assets are comprised of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                                1998          1997
                                                            ------------   -----------
Excess of book over tax depreciation......................  $     65,000   $    23,000
Net operating loss carryforwards..........................    10,557,000     6,084,000
Adjustment to accrual basis of accounting.................       244,000       283,000
Accrued expenses and reserves.............................       517,000            --
Tax credit carryforwards..................................        63,000        63,000
Less valuation allowance..................................   (11,446,000)   (6,453,000)
                                                            ------------   -----------
Net deferred tax asset....................................            --            --
                                                            ============   ===========

11. COMMITMENTS AND CONTINGENCIES:

  LEASE COMMITMENTS:

     The Company leases operating facilities and certain equipment under various operating leases expiring on various dates through 2001. Future minimum payments under noncancelable operating leases at December 31, 1998 are:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
1999........................................................  $  322,413
2000........................................................     333,436
2001........................................................     344,844
2002........................................................     356,651
2003 and thereafter.........................................     274,303
                                                              ----------
                                                              $1,631,647
                                                              ==========

     Total rental expense charged to operations for the year ended December 31, 1998 and 1997 was $292,957 and $258,071, respectively.

  LEGAL PROCEEDINGS:

     On March 19, 1998, Matrix Corporation (see "Key Suppliers") filed a summons against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of the December Agreement by the Company; that the Company should return all goods shipped by Matrix under both the June Agreement and the December Agreement; that the Company did not intend to comply with the December Agreement and therefore the governing contract between the two entities should revert to the June Agreement. In addition, this summons requests that any damages incurred by Matrix as a result of this purported breach of contract be trebled. The Company and its legal counsel have initiated a thorough review of these allegations and intend to file a counterclaim against Matrix stating that Matrix failed to perform to the requirements of both the June Agreement and the December Agreement and that Xybernaut has been damaged by this failure to perform. While there can be no assurance of the outcome of this legal proceeding, the Company believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations or financial position. The maximum amount payable by the Company under the December Agreement if Matrix performs defined tasks is approximately $250,000 and the maximum amount of inventory that could be assumed by the Company under the December Agreement is approximately $600,000.

                             XYBERNAUT CORPORATION

12. RELATED PARTY TRANSACTIONS:

     The Company uses a Director of the Company as its patent counsel and paid cash to this Director for fees and reimbursement of expenses of approximately $313,187 and $276,000 in 1998 and 1997, respectively. The Company paid $189,647 and $136,001 in 1998 and 1997, respectively, to a law firm of which one of the partners is Director of the Company. An individual who was a Director of the Company through August 1997 was paid $20,750 during 1997 for consulting services pursuant to a contract between that Director and the Company. The Company accrued $97,800 in 1998 and 1997 for salaries and automobile allowances payable to a Director of the Company for services provided to Tech Virginia, and paid $65,000 in 1998.

     A Director of the Company, who is the brother of the President and Chief Executive Officer, serves as a consultant to the Company and during 1997 was paid $305,000 for consulting fees and $110,000 as reimbursement for expenses. During 1998, the Company paid $162,869 in consulting payments and $23,789 as reimbursement for expenses incurred during the year to the same Director. In addition the Company reserved for approximately $45,000 of advances that were paid to this consultant during 1998. The Company paid $172,000 in 1997 as advances on commissions and expenses to an individual consultant who is an uncle by marriage to the President and Chief Executive Officer of the Company. In addition, this consultant is the President of Davis Group to whom the Company sold products during 1998 for approximately $23,000. The wife of the Chief Executive Officer is employed by the Company and was paid a salary of $50,000 in 1998 and 1997.

     During 1998 and 1997, the Company paid approximately $219,433 and $81,000, respectively, for sales and marketing consulting fees and expenses to two members of the SBS Software Center in Germany. The Company sold approximately $135,000 of products to the SBS Software Center in 1997. During 1998 the Company sold approximately $35,000 of products to Call In, the President of whom is the son of one of the Company's Directors.

13. SUBSEQUENT EVENTS:

     In January 1999, the Company exercised a Put Right under its Equity Line of Credit (See Note 6) and issued 841,356 shares of common stock for proceeds of $3,360,000.

     On March 10, 1999, the Company issued 5,000 shares of Series D Convertible Preferred Stock for proceeds of $4,990,000 net of offering costs of $10,000. In addition, the Company has available an additional $5,000,000 under this agreement pursuant to which an additional 5,000 shares of Series D Preferred Stock would be issued within 3 business days of the effective registration statement being filed with the SEC, which registers the underlying common shares for these securities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

                      NAME                        AGE   CLASS               POSITION
                      ----                        ---   -----               --------
Edward G. Newman................................  55     III    President, Chief Executive
                                                                Officer and Chairman of the Board
                                                                of Directors
Maarten R. Heybroek.............................  56      --    Senior Executive Vice President,
                                                                Chief Operating Officer and Chief
                                                                Financial Officer
Kaz Toyosato....................................  54       I    Executive Vice President and
                                                                Director
George Allen, Esq. .............................  46     III    Director
Eugene J. Amobi.................................  53      II    Director
Keith P. Hicks, Esq.(2).........................  76       I    Director
Steven A. Newman, M.D.(1)(2)(3).................  53     III    Director and Vice Chairman of the
                                                                Board of the Board of Directors
Phillip E. Pearce(2)(3).........................  70      II    Director
James J. Ralabate, Esq. ........................  71     III    Director
Lt. Gen. Harry E. Soyster (Ret.)(1)(3)..........  63      II    Director
Martin Eric Weisberg, Esq.(1)(3)................  48       I    Secretary and Director
Dr. Edwin Vogt(4)...............................  65      II    Director

---------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

(3) Member of the Nominating Committee.

(4) Appointed to the Board of Directors on September 28, 1998.

     Officers are appointed by and serve at the discretion of the Board of Directors. The Company's Board of Directors is divided into three different classes. At each annual meeting of stockholders, one class of directors will be elected for a term of three years to succeed those directors in the class whose terms then expire. All directors hold office until the third annual meeting of shareholders following their election or until their successors are elected and qualified.

     The following is a brief summary of the background of each of our directors and executive officers.

CLASS I DIRECTORS

     KEITH P. HICKS, ESQ. has been a director since July 1994 and is currently a principal in C&H Properties and the owner of Hicks Bonding Co., Hicks Auctioneering Co. and Hicks Cattle Company. Mr. Hicks is a graduate of the University of Denver (B.A. 1954) and LaSalle University School of Law
(L.L.B. 1969).

     KAZ TOYOSATO joined the Company in October 1996 as Executive Vice President of Asian Operations. Mr. Toyosato is responsible for overseeing the Company's operations in Asia, including Japan. Prior to joining the Company, Mr. Toyosato spent 27 years with Sony Corporation in Japan where his last position was the

Vice President of Sony USA. He previously helped manage the Sony Walkman product line, and managed Sony's 8mm video camcorder and its battery line of products.

     MARTIN ERIC WEISBERG, ESQ. who currently serves as Secretary of the Company, is a partner of the law firm, Parker Chapin Flattau & Klimpl, LLP, which serves general counsel to the Company. Mr. Weisberg specializes in the areas of securities, mergers and acquisitions, financing and international transactions and has been in the private practice of law for 23 years. Mr. Weisberg is a summa cum laude graduate of Union College (B.A. 1972) and received his law degree from The Northwestern University School of Law (1975), where he graduated summa cum laude, was Articles Editor of the Law Review and was elected to the Order of the Coif. Mr. Weisberg also attended The London School of Economics and Political Science.

CLASS II DIRECTORS

     EUGENE J. AMOBI has been a director of the Company since January 1996. Since 1983, Mr. Amobi has been President, a director and a principal stockholder of Tech International, Inc. ("Tech International"), which provides engineering, technical support and consulting services to government and domestic and international commercial clients. Mr. Amobi has been president and director of Tech International of Virginia Inc. ("Tech Virginia"), our wholly-owned subsidiary, since its spin-off from Tech International. Prior to 1983, Mr. Amobi was a Senior Engineer with E.I. DuPont de Nemours and a Managing Director of Stanley Consultants, an international engineering consulting firm. Mr. Amobi is a graduate of The Technion, Israel Institute of Technology (B.S. 1969), Princeton University (M.S. 1970) and Syracuse University (M.B.A. 1973).

     PHILLIP E. PEARCE has been a director of the Company since October 1995. Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates, Chairman and Director of Financial Express Corporation since 1990 and since 1988 has been a principal of Pearce-Henry Capital Corp. Prior to 1988 Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of RX Medical Services, Inc., an operator of medical diagnostic facilities and clinical laboratories, InfoPower International, Inc., a software development company and StarBase Corporation, a software development company, and United Digital Networks, Inc., a provider of voice and data long distance services. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and attended the Wharton School of Investment Banking at the University of Pennsylvania.

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

     DR. EDWIN VOGT was appointed a director of the Company on September 28, 1998 and has been a consultant since 1996. Mr. Vogt joined IBM in 1961 as Development Programmer and worked in the fields of hardware development, holding 28 patents, as well as software development. As manager he was responsible for hardware projects (IBM /360, /370, 433x) as well as various software projects (a.o. voice recognition products) before being appointed Director as manager of several Hardware and Software Product Development Laboratories. As IBM Software Group Executive he held the worldwide responsibility for the development and marketing of IBM Workflow products and Reengineering tools until retiring from IBM end of 1995. In early 1996 he was appointed Director for the SBS association (Softwarezentrum Boeblingen/ Sindelfingen e.V.) and, since then, has grown this center to 39 member companies with over 200 experts, predominantly working in high-growth areas such as Internet, Workflow, Process Automation, Multimedia.

Dr. Vogt is a graduate of the University of Stuttgart with a M.S. in Electrical Engineering and Mathematics in Theoretical Electrical Engineering.

CURRENT CLASS III DIRECTORS

     GEORGE ALLEN, ESQ. is a partner of the law firm of McGuire Woods Battle & Boothe, LLP. Mr. Allen was Virginia's 67th governor from 1994-1998, during which period state taxes were cut by $1 billion, $14 billion in new investments were made in the state resulting in 300,000 net new private sector jobs. Mr. Allen's term in office also was noted for comprehensive reforms in primary and secondary education, the abolition of parole, reform of the juvenile justice systems and the replacement of the welfare system with reforms which promote work ethic and personal responsibility. Prior to serving as Governor of Virginia, Mr. Allen was a member of the U.S. House of Representatives in 1991 and a member of the Virginia House of Delegates from 1983-1991. Mr. Allen is a member of the Board of Directors of Commonwealth Biotechnology, Inc. Mr. Allen is a graduate of the University of Virginia at Charlottesville (B.A. 1974), with distinction, and received his law degree from the University of Virginia at Charlottesville (J.D.
1977).

     EDWARD G. NEWMAN has been the Company's President since March 1993, Chief Executive Officer and Chairman of the Board of Directors since December 1994, and a director since 1990. Mr. Newman served as our Treasurer from 1993 to 1994. From 1984 to 1992 Mr. Newman was President of ElectroTech International Corporation, a software consulting firm. From 1973 to 1981, Mr. Newman was employed by Xerox Corporation in several management positions in office systems strategy, legal systems and international financial systems. Mr. Newman served with the Central Intelligence Agency from 1966 to 1972. Mr. Newman also has been an Executive Vice President of Tech International since 1990, and a director and Chief Executive Officer of Tech Virginia since 1994. See "Certain Transactions." Mr. Newman is a graduate of the University of Maryland (B.A. 1971) and the University of New Haven (M.B.A. 1984). Mr. Newman is the brother of Steven A. Newman, M.D., a director of the company.

     STEVEN A. NEWMAN, M.D. has been a director of the Company since January 1995, a consultant since January 1996 and Vice Chairman of the Board of Directors since August 1997. See "Business -- Employees and Consultants." Dr. Newman was the Executive Vice President and Secretary from December 1994 through October 1995. Dr. Newman also provides business, management and administrative consulting services to various medical and business groups. Dr. Newman was President and Chief Executive Officer of Fed American, Inc., a mortgage banking firm, from 1988 to 1991. Dr. Newman has been a director of Tech Virginia since 1994. See "Certain Transactions." Dr. Newman is a graduate of Brooklyn College (B.A. 1967) and the University of Rochester (M.D. 1972). Dr. Newman is the brother of Edward G. Newman, our President, Chief Executive Officer and Chairman of the Board of Directors.

     JAMES J. RALABATE, ESQ. has been a director of the Company since January 1995 and served as our Secretary until August 1997. Mr. Ralabate has been in the private practice of patent law since 1982. Prior to that time, Mr. Ralabate was General Patent Counsel for Xerox Corporation, responsible for worldwide patent licensing and litigation, and an examiner for the Patent Office. Mr. Ralabate is our intellectual property counsel and is a graduate of Canisius College (B.S.
1950) and The American University (J.D. 1959).

ADVISORY BOARD

     The Company also has an Advisory Board which was established to provide council and support to the Board of Directors. The members of the Advisory Board are appointed by the Board of Directors. Its members currently include:

     LAWRENCE BERK is currently Senior Managing Director of Brill Securities. He has been a money manager and has structured and advised companies on financings and strategic planning, having held executive positions with various investment banking firms, including Oppenheimer & Co. where he was a partner. Mr. Berk has also held many leadership roles in the entertainment business. He served as a member of the Board of the Actors Studio for 15 years where he produced plays; he was a founding Chairman of the Veterans Ensemble Theatre, a group of writers, actors and directors from the Vietnam war; he was on the Board of the

Association of American Dance Companies; and he was a trustee of the Manhattan Theatre Club. Mr. Berk is a member of the Financial Investment Analyst Association and the Regional Investment Bankers Association.

     WAYNE COLESON is at present and since 1994 has been the President and a Director of Avalon Capital, Inc., a Director of Settondown Capital International, Ltd. and a Director of Manchester Asset Management, Ltd., each of which is an investment company which invests in and structures private placement transactions. Mr. Coleson is a founder of all three companies. During the last three years Mr. Coleson completed over 75 transactions resulting in $500 million of investments. Prior to these activities Mr. Coleson was affiliated with Shoreline Pacific Institutional Finance, Laffer-Warren Investment Brokers and Lehman Brothers, during which period Mr. Coleson had extensive roles in structuring, evaluating, negotiating and raising capital for small to micro-cap companies in the United States and Europe. Mr. Coleson graduated from the University of Georgia in 1985 with a B.A. in Political Science.

     DR. ANDREW HELLER has been an advisor to the Board of Directors since 1995. Since 1989 Dr. Heller has been Chairman and Chief Executive Officer of Heller Associates, a consulting firm to high technology companies. From 1990 to 1993 Dr. Heller was Chairman and Chief Executive Officer of Hal Computer Systems, Inc., a software and hardware systems development company. From 1966 to 1989 Dr. Heller was employed by IBM (where he was the youngest person ever to be selected as an IBM Fellow) in a variety of positions including Corporate Director of Advanced Technology Systems, member of the Executive Committee on Technology, member of the Technical Review Board, and General Manager, Advanced Workstation Independent Business Unit. While at IBM, Dr. Heller created and ran the business unit that created the AIX (UNIX) operating system for IBM and the RISC RS/6000 family of workstations and servers, from which the current Power PC was developed. Dr. Heller is a director of Rambus, Inc., Cross/Z, Inc., Network Translation, Inc., EPR, Inc., Eco Instrumentation, Inc. and UDI Software, Inc. We have a three-year consulting agreement with Dr. Heller whereby he provides us with strategic planning, business management, strategic product development and market and financial introduction services.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     We have three committees, Compensation, Auditing and Nominating. The functions of the Audit Committee include:

          - the nomination of independent auditors for appointment by the Board;

          - meeting with the independent auditors to review and approve the scope of their audit engagement;

          - meeting with our financial management and the independent auditors to review matters relating to internal accounting controls, the Company's accounting practices and procedures and other matters relating to our financial condition; and

          - reporting to the Board periodically with respect to such matters.

     The Audit Committee currently consists of Keith P. Hicks, Dr. Steven A. Newman and Phillip E. Pearce.

     The function of the Compensation Committee is to review and recommend to the Board of Directors the appropriate compensation of executive officers and to administer the 1996 Omnibus Stock Incentive Plan and the 1997 Stock Incentive Plan. The Compensation Committee currently consists of Dr. Steven A. Newman, Lt. Gen. Harry E. Soyster (Ret.) and Martin Eric Weisberg, Esq.

     The function of the Nominating Committee is to select and recommend to the Board of Directors appropriate candidates for election to the Board of Directors. The Nominating Committee currently consists of Dr. Steven A. Newman, Lt. Gen. Harry E. Soyster (Ret.) and Martin Eric Weisberg, Esq.

                            SECTION 16(a) REPORTING

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the one-year period ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1998, 1997 and 1996 paid to (i) Edward G. Newman, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, (ii) Kaz Toyosato, an Executive Vice President of the Company, and (iii) John F. Moynahan, the Company's former Vice President, Chief Financial Officer, Treasurer and a director. Mr. Moynahan resigned from his various positions with the Company effective June 3, 1998. No other officer of the Company received annual salary and bonus exceeding $100,000 during the relevant periods.

                           SUMMARY COMPENSATION TABLE

                                                                  LONG TERM
                                                                 COMPENSATION
                                                                    AWARDS
                                          ANNUAL COMPENSATION    ------------
            NAME AND                      --------------------     OPTIONS       ALL OTHER
       PRINCIPAL POSITION          YEAR    SALARY        BONUS     (SHARES)     COMPENSATION
       ------------------          ----   --------       -----   ------------   ------------
Edward G. Newman.................  1998   $216,171(1)     $0          0           $39,600(2)
  President and Chief Executive    1997   $211,211(1)     $0                      $43,600(2)
  Officer and Chairman of the      1996   $149,635(1)     $0          0           $ 7,034(2)
  Board of Directors
Kaz Toyosato.....................  1998   $172,086        $0          0           $     0
  Executive Vice President         1997   $ 77,188(3)     $0          0           $     0
                                   1996   $      0        $0          0           $     0
John F. Moynahan.................  1998   $ 93,507(4)     $0          0           $ 7,500(2)
  Senior Vice President, Chief     1997   $142,083        $0          0           $15,465(2)
  Financial Officer and Treasurer  1996   $139,688        $0          0           $ 5,517(2)

---------------
(1) Compensation does not include (i) $50,000, $50,000 and $50,084 paid to Frances C. Newman, wife of Edward G. Newman in 1998, 1997 and 1996, respectively, and (ii) $21,276, $23,111 and $87,314 paid by Tech of Virginia in 1998, 1997 and 1996, as payment of accrued salaries and expenses.

(2) Includes payment of non-accountable expense allowances and car allowances, but not reimbursement of expenses.

(3) Represents compensation for a eight month period. Mr. Toyosato joined the Company in 1997.

(4) Mr. Moynahan resigned from his positions with the Company effective June 3, 1998.

     OPTION GRANTS TABLE. The following table sets forth information on grants of stock options during fiscal 1998 to executive officers and directors of the Company. All such options are exercisable to purchase shares of Common Stock.

                                               PERCENT OF TOTAL
                                               OPTIONS GRANTED    EXERCISE OR
                             OPTIONS GRANTED     TO EMPLOYEES     BASE PRICE
           NAME                 (SHARES)           IN YEAR         ($/SHARE)     EXPIRATION DATE
           ----              ---------------   ----------------   -----------   ------------------
Maarten R. Heybroek........      200,000            26.6%           $4.8750     June 1, 2008
George Allen...............       50,000             6.6%           $5.4688     September 24, 2008
Eugene J. Amobi............       10,000             1.3%           $4.3125     August 28, 2008
Keith Hicks, Esq. .........       10,000             1.3%           $4.3125     August 28, 2008
Dr. Steven A. Newman.......       10,000             1.3%           $4.3125     August 28, 2008
Phillip E. Pearce..........       10,000             1.3%           $4.3125     August 28, 2008
James J. Ralabate, Esq. ...       10,000             1.3%           $4.3125     August 28, 2008
Lt. Gen. Harry E.
  Soyster..................       10,000             1.3%           $4.3125     August 28, 2008
Kaz Toyosato...............       10,000             1.3%           $4.3125     August 28, 2008
Martin Eric Weisberg,
  Esq. ....................       10,000             1.3%           $4.3125     August 28, 2008
Dr. Edwin Vogt.............       50,000             6.6%           $5.4688     September 24, 2008

FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                   OPTIONS                       OPTIONS
                                             AT FISCAL YEAR-END         AT FISCAL YEAR-END($)(1)
                                         ---------------------------   ---------------------------
                 NAME                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                 ----                    -----------   -------------   -----------   -------------
Maarten R. Heybroek....................       0           200,000           0                0
George Allen...........................       0            50,000           0                0
Eugene J. Amobi........................       0            10,000           0            1,875
Keith Hicks, Esq. .....................       0            10,000           0            1,875
Dr. Steven A. Newman...................       0            10,000           0            1,875
Phillip E. Pearce......................       0            10,000           0            1,875
James J. Ralabate, Esq. ...............       0            10,000           0            1,875
Lt. Gen. Harry E. Soyster..............       0            10,000           0            1,875
Kaz Toyosato...........................       0            10,000           0            1,875
Martin Eric Weisberg, Esq. ............       0            10,000           0            1,875
Dr. Edwin Vogt.........................       0            50,000           0                0

     None of the foregoing options were exercisable within 60 days of December 31, 1998.

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

  EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with Edward G. Newman and John F. Moynahan. Mr. Moynahan resigned from his positions with the Company effective June 3, 1998. Mr. Newman's employment agreement provides for a three-year term through December 31, 1998; initial annual base compensation of $150,000 subject to a minimum annual increase to $198,000 on January 1, 1997 and of at least the annual increase in the United States Consumer Price Index ("CPI") plus two percent annually thereafter, an annual cash bonus in an amount to be determined by the Board of Directors; and a $2,000,000 life insurance policy payable to his designated beneficiaries. Mr. Newman received payments in 1997 for accrued salaries and expenses related to his employment with Tech Virginia and continues to provide services to Tech Virginia without contract at a fixed payment of $1,000 per month with a $650 automobile allowance per month. The employment agreement with Mr. Newman also entitles him to participate in all benefits which the Company may offer to its executive officers and employees, as a group. The Company anticipates that such benefits will include an automobile, health insurance and expense reimbursement. The employment agreement automatically renews for an additional three-year term unless terminated in writing by either party on or before October 31, 1998. The employment agreement also provides for termination at the option of Mr. Newman in the event of a change of control (which is defined as Mr. Edward Newman ceasing to serve as either the Chairman of the Company's Board of Directors or its President and Chief Executive Officer) and that upon any such termination Mr. Newman is entitled to at least two years of annual compensation under his employment agreement.

     Mr. Toyosato is employed pursuant to a three-year Employment Agreement with a term expiring on March 3, 2000. The Employment Agreement provides for an annual salary of $153,575.23.

  CONSULTING AGREEMENTS

     The Company and Dr. Steven A. Newman entered into a Consulting Agreement dated as of January 1, 1996, as amended January 1, 1997. Pursuant to the Consulting Agreement, Dr. Newman will provide consulting services which includes, among other things, the review and assistance in the preparation of the Company's business strategies, assisting with the recruitment and hiring of key executives and provide advice regarding financing, contracting, management, overseas operations, strategic alliances and ventures. The annual consulting fee is $150,000 payable on a monthly basis. The Consulting Agreement also provides for additional compensation, as determined by the Company's Compensation Committee, for services by Dr. Newman in connection with the successful completion of financings, mergers, acquisitions, dispositions, joint ventures and other material transactions. The term of the Consulting Agreement is four years terminating on December 31, 2000 unless renewed by the parties.

     In 1996, the Company entered into a two-year consulting agreement with Victor J. Lombardi whereby Mr. Lombardi agreed to provide business development and marketing services to the Company in exchange for warrants which entitle Mr. Lombardi to purchase 100,000 shares of Common Stock at $6.00 per share through December 31, 1999.

     In May 1995, the Company entered into a three-year consulting agreement with Dr. Andrew Heller whereby Dr. Heller agreed to provide strategic planning, business management, strategic product development and market and financial introductions services to the Company. In consideration of services rendered by Dr. Heller to the Company prior to that time and as an inducement to enter into the consulting agreement, Dr. Heller was granted 100,000 shares of Common Stock which were valued at $5.00 per share for financial reporting purposes.

  OMNIBUS STOCK INCENTIVE PLAN

     The 1996 Omnibus Stock Incentive Plan (the "1996 Incentive Plan") was adopted by the Company's Board of Directors effective January 1, 1996. The 1996 Incentive Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options, stock appreciation rights ("SARs") and grants of shares of Common Stock subject to certain restrictions ("Restricted Stock") up to a maximum of 650,000 shares to officers, directors, employees and others. Incentive Stock Options can be awarded only to employees of the Company at the time of the grant. No options, SARs or restricted stock ("Restricted Stock") may be granted under the 1996 Incentive Plan subsequent to December 31, 2006. To date, options have been granted to purchase all of the 650,000 shares of Common Stock reserved for issuance under the 1996 Incentive Plan.

     The 1996 Incentive Plan is administered by the Compensation Committee of the Board of Directors (subject to the authority of the full Board of Directors), which determines the terms and conditions of the options, SARs and Restricted Stock granted under the 1996 Incentive Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Dr. Steven A. Newman, Lt. Gen. Harry E. Soyster (Ret.) and Martin Eric Weisberg, Esq. currently are the members of the Compensation Committee.

     The exercise price of all Incentive Stock Options granted under the 1996 Incentive Plan must equal at least the fair market value of the Common Stock on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company ("Substantial Stockholders"), the exercise price of Incentive Stock Options must be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the 1996 Incentive Plan shall be determined by the Compensation Committee. The term of any Incentive Stock Option granted under 1996 the Incentive Plan may not exceed ten years, or, for Incentive Stock Options granted to Substantial Stockholders, five years. The 1996 Incentive Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

     The 1996 Incentive Plan provides the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or relationship with the Company, all options terminate and no longer are exercisable unless termination is due to death or disability, in which case the options are exercisable within one year of termination. The Compensation Committee has granted extensions of the period before which options may be exercised for certain terminated employees.

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

  1997 STOCK INCENTIVE PLAN

     The 1997 Stock Incentive Plan (the "1997 Incentive Plan") was adopted by the Company's Board of Directors on April 10, 1997. The 1997 Incentive Plan provides for the granting of Incentive Stock Options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options, SARs and grants of shares of Common stock subject to certain restrictions (collectively, "Awards") up to a maximum of 1,650,000 shares to officers, directors, key employees and others. Incentive Stock Options can be awarded only to employees of the Company at the time of the grant. No ISO may be granted under the 1997 Incentive Plan after April 9, 2007.

     The 1997 Incentive Plan is administered by the Board of Directors or a Committee of the Board of Directors, which determines the terms and conditions of the Awards granted under the 1997 Incentive Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Dr. Steven A. Newman, Lt. Gen. Harry E. Soyster (Ret.) and Martin Eric Weisberg, Esq. currently are the members of the Committee.

     The exercise price of all Incentive Stock Options granted under the 1997 Incentive Plan must equal at least the fair market value of the Common Stock on the date of grant. In the case of Substantial Stockholders, the exercise price of Incentive Stock Options must be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the 1997 Incentive Plan shall be determined by the Compensation Committee. The term of any Incentive Stock Option granted under the 1997 Incentive Plan may not exceed ten years, or, for Incentive Stock Options granted to Substantial Stockholders, five years. The 1997 Incentive Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

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

     The 1997 Incentive Plan provides the Committee discretion to grant SARs to key employees, consultants and directors. Promptly after exercise of a SAR the holder shall be entitled to receive in chase, by check or in shares of Common Stock, an amount equal to the excess of the fair market value on the exercise date of the shares of Common Stock as to which the SAR is exercised over the base price of such shares, which shall be determined by the Committee

     The 1997 Incentive Plan also provides the Committee discretion to grant to key persons shares of restricted stock subject to certain contingencies and restrictions as the Committee may determine.

     As of December 31, 1998 a total of 1,795,000 options were outstanding. Each of the outstanding options has an exercise price at least equal to the fair market value of the Common Stock on the date of grant. As of December 31, 1998, there were no SARs outstanding and there has been one grant of Restricted Stock of 10,000 shares of Common Stock to a former officer of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

  PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of March 31, 1999, certain information regarding the ownership of voting securities of the Company by each stockholder known to the management of the Company to be (i) the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the directors of the Company during the last fiscal year, (iii) the executive officers named in the Summary Compensation Table herein under "Executive Compensation" and (iv) all executive officers and directors as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                                           AMOUNT OF SHARES
                                                             BENEFICIALLY         PERCENTAGE
                          NAME                                  OWNED               OWNED
                          ----                             ----------------       ----------
Edward G. Newman.........................................     3,176,972(1)         14.30%
  12701 Fair Lakes Circle, Suite 550
  Fairfax, Virginia 22033
Maarten R. Heybroek......................................         6,500(2)              *
  12701 Fair Lakes Circle, Suite 550
  Fairfax, Virginia 22033
Kaz Toyosato.............................................        50,000(3)              *
  Kita-Shinagawa 5-12-6,
  Wakabayashi Bldg. 2F,
  Shinagawa-Ku, Tokyo Japan 141-0001
George Allen, Esq........................................           300                 *
  901 East Cary Street
  Richmond, Virginia 23219
Eugene J. Amobi..........................................       360,000(4)          1.62%
  100 Jade Drive
  Wilmington, Delaware 19810
Keith P. Hicks, Esq......................................       379,597(4)          1.70%
  4121 Roberts Road
  Fairfax, Virginia 22032
Steven A. Newman, M.D....................................     1,704,790(5)          8.13%
  303 Avenida Cerritos
  Newport Beach, California 92660
Phillip E. Pearce........................................        60,000(4)              *
  6624 Glenleaf Court
  Charlotte, North Carolina 28270
James J. Ralabate, Esq...................................       113,424(4)              *
  5792 Main Street
  Williamsville, New York 14221
Lt. Gen. Harry E. Soyster (Ret.).........................        81,712(4)              *
  1201 E. Abingdon Drive, Suite 425
  Alexandria, Virginia 22314
Martin Eric Weisberg, Esq................................        60,000                 *
  1211 Avenue of the Americas
  New York, New York 10036

                                                           AMOUNT OF SHARES
                                                             BENEFICIALLY         PERCENTAGE
                          NAME                                  OWNED               OWNED
                          ----                             ----------------       ----------
Dr. Edwin Vogt...........................................         6,000(6)              *
  12701 Fair Lakes Circle, Suite 550
  Fairfax, Virginia 22033
John P. Moynahan.........................................         4,167                 *
  12303 Blair Ridge Road
  Fairfax, Virginia 22033
Officers and directors as a group
  (13 persons)...........................................     6,123,462(7)         26.92%

---------------
 *  Less than 1%

(1) Includes 200,000 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his children and 500,000 shares registered under the name of Bear Stearns pursuant to a pledge agreement between Mr. Newman and Bear Stearns. Does not include (a) 776,950 shares of Common Stock beneficially owned by beneficially owned by Mr. Newman's wife, Francis C. Newman; (b) 28,900 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his sister; and (c) (b) 28,900 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his mother. Mr. Newman disclaims beneficial ownership of all such shares.

(2) Includes 1,500 shares of Common Stock beneficially owned by Mr. Heybroek's children and 5,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(3) Includes 50,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(4) Includes 60,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(5) Includes 100,000 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his children, for which share Mr. Newman disclaims beneficial ownership; and 500,000 shares registered under the name of Bear Stearns pursuant to a pledge agreement between Mr. Newman and Bear Stearns.

(6) Includes 6,000 shares of Common Stock beneficially owned by Dr. Vogt's wife. Dr. Vogt disclaims beneficial ownership for all of such securities.

(7) Includes 531,500 shares of Common Stock issuable to the group upon exercise of currently exercisable options.

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

  TECH INTERNATIONAL AND TECH VIRGINIA

     Since December 1992, the Company has maintained various business relationships with Tech International and since 1994, with Tech Virginia. Tech International operates a computer software and consulting business. Until December 30, 1994, Tech International's Virginia operations were conducted through its Virginia business unit. In December 30, 1994, Tech International spun-off the Virginia business unit (the "Spin-Off") as Tech Virginia. Edward G. Newman, a principal stockholder, director and the Chairman,

President and Chief Executive Officer of the Company and Steven A. Newman and Eugene J. Amobi, directors of the Company, were the stockholders, and continue as officers and directors of Tech Virginia. Eugene J. Amobi is the sole director and stockholder of Tech International.

  MANAGEMENT PERSONNEL AGREEMENTS WITH TECH VIRGINIA

     Messrs. Edward G. Newman, Steven A. Newman and Eugene Amobi each had employment agreements with Tech Virginia under which each of them was entitled to a salary and each was eligible to receive certain bonuses. The agreements with Messrs. Edward G. Newman and Steven A. Newman required each of them to devote only reasonable time and attention to Tech Virginia, provided their activities for Tech Virginia did not interfere with their obligations to the Company. Upon the acquisition of Tech Virginia by the Company, such employment agreements were terminated by agreement with Messrs. Newman, Newman, and Amobi. Messrs. Newman, Newman and Amobi have continued to provide services to Tech Virginia since the acquisition without contract but under similar terms and conditions as their terminated agreements.

  CONSULTING AGREEMENT

     Steven A. Newman has entered into a consulting agreement with the Company. See "Executive Compensation -- Consulting Agreements."

  LEGAL SERVICES

     James J. Ralabate, Esq. was paid $313,187 in fees and disbursements for legal services rendered to the Company for the year ended December 31, 1998.

     Parker Chapin Flattau & Klimpl, LLP, the law firm where Martin Eric Weisberg, Esq. is a partner, was paid $189,647 in fees and disbursements for legal services rendered to the Company for the year ended December 31, 1998.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

EXHIBIT                                DESCRIPTION
-------                                -----------
  1.1     --   Form of Financial Consulting Agreement between the Company     (1)
               and the Representative.
  3.1     --   Certificate of Incorporation of the Company, as Amended.        *
  3.2     --   Bylaws of the Company (as Amended on September 24, 1998).       *
  4.1     --   Warrant Exercise Fee Agreement.                                (1)
  4.2     --   Form of Forfeiture Escrow.                                     (1)
  4.3     --   Form of specimen certificate for Units.                        (1)
  4.4     --   Form of specimen certificate for Common Stock.                 (1)
  4.6     --   Form of Warrant.                                               (2)
 10.1     --   December 31, 1994 Acquisition Agreement between the Company    (1)
               and Tech Virginia.
 10.2     --   Form of Indemnification Agreement to be entered into between   (1)
               the Company and each officer and director of the Company.
 10.3     --   Form of Employment Agreement between the Company and Edward    (1)
               G. Newman.
 10.4     --   Form of Consulting Agreement between the Company and Steven    (1)
               A. Newman.
 10.5     --   November 30, 1994 Lease Agreement between Hyatt Plaza          (1)
               Limited Partnership and the Company.
 10.6     --   March 22, 1996 Month-to-Month Tenancy Agreement between the    (1)
               Company and The Original Tollhouse Historical Preservation
               Company.
 10.7     --   October 27, 1994 Residential Deed of Lease between the         (1)
               Company and Frank E and Heather H. Moxley.
 10.8     --   June 10, 1994 Rockwell International Corporation contract.     (1)
 10.9     --   January 5, 1996 Kopin Corporation contract.                    (1)
 10.10    --   June 19, 1996 License Agreement for Mobile Inspector           (1)
               software.
 10.11    --   1996 Omnibus Stock Incentive Plan.                             (1)
 10.12    --   1997 Omnibus Stock Incentive Plan.                             (2)
 10.13    --   November 20, 1995 Consulting Agreement with CMC Services.      (1)
 10.14    --   Form of Consulting Agreement with Victor J. Lombardi.          (1)
 10.15    --   March 29, 1996 License Agreement with Rockwell International   (1)
               Corporation.
 10.16    --   Interim 90-Day Agreement with Kopin Corporation.               (1)
 10.17    --   Multicosm Ltd. Software Licensing Agreement.                   (1)
 10.18    --   April 4, 1996 Electronic Surveillance Technologies             (1)
               Corporation VAR Agreement.
 10.19    --   January 22, 1996 FC Imaging, Inc. VAR Agreement.               (1)
 10.20    --   June 18, 1996 NeuroSystems Europe Limited VAR Agreement.       (1)
 10.21    --   Business Loan Agreement, Promissory Note and Commercial        (1)
               Security Agreement By and Between Fairfax Bank & Trust
               Company and the Company.
 10.22    --   December 10, 1996 Lease Agreement between Autumnwood           (3)
               Apartments and the Company.
 10.23    --   September 10, 1996 Lease Agreement between the Company and     (3)
               South Beach Warehouse, LLC.
 10.24    --   First Amendment to Office Lease Agreement between Hyatt        (4)
               Plaza Limited Ptr. and the Company.
 10.25    --   Form of Agreement between Ed Nixon Davis and the Company.      (4)
 10.26    --   Form of Exclusive Licensing Agreement between Data Disk        (4)
               Technology, Inc. and the Company.
 10.27    --   Form of Exclusive Licensing Agreement between SBS Vertrieb     (4)
               GmbH and the Company.
 10.28    --   Form of Software Distribution Agreement between Multicosm      (4)
               LTD and the Company.
 10.29    --   First Amendment to Office Lease Agreement between Hyatt        (4)
               Plaza Limited Partnership and Tech International of
               Virginia, L.L.C.

EXHIBIT                                DESCRIPTION
-------                                -----------
 10.30    --   Second Amendment to Storage Space Lease Agreement between       *
               Hyatt Plaza Limited Ptr. and the Company.
 10.31    --   Second Amendment to Office Lease Agreement between Hyatt        *
               Plaza Limited Ptr. and the Company.
 10.32    --   Third Amendment to Office Lease Agreement between Hyatt         *
               Plaza Limited Ptr. and the Company.
 27.1     --   Financial Data Schedule.                                        *

---------------

(1) Incorporated by reference in the initial filing of the Company's Registration Statement on Form SB-2, No. 333-4156.

(2) Incorporated by reference in an amendment to the Company's Registration Statement on Form SB-2, No. 333-65123.

(3) Incorporated by reference in the filing of the Company's 1996 Annual Report on Form 10KSB, No. 0-15086.

(4) Incorporated by reference in the filing of the Company's 1997 Annual Report on Form 10KSB, No. 0-15086.

 *  Filed herewith.

  REPORTS ON FORM 8-K

     The Company filed one Report on Form 8-K during the year ended December 31, 1998 in connection with the resignation of John Moynahan from his positions with the Company effective June 3, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          XYBERNAUT CORPORATION

                                          By:     /s/ EDWARD G. NEWMAN
                                            ------------------------------------
                                                      Edward G. Newman
                                             President, Chief Executive Officer
                                                 and Chairman of the Board of
                                                          Directors

Date: April 14, 1999

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ EDWARD G. NEWMAN                     President, Chief Executive      April 14, 1999
-----------------------------------------------------      Officer and Chairman of the
                  Edward G. Newman                         Board of Directors

               /s/ MAARTEN R. HEYBROEK                   Chief Operating Officer and     April 14, 1999
-----------------------------------------------------      Chief Financial Officer
                 Maarten R. Heybroek

                  /s/ KAZ TOYOSATO                       Executive Vice President        April 14, 1999
-----------------------------------------------------
                    Kaz Toyosato

               /s/ GEORGE ALLEN, ESQ.                    Director                        April 14, 1999
-----------------------------------------------------
                    George Allen

                 /s/ EUGENE J. AMOBI                     Director                        April 14, 1999
-----------------------------------------------------
                   Eugene J. Amobi

                 /s/ KEITH P. HICKS                      Director                        April 14, 1999
-----------------------------------------------------
                   Keith P. Hicks

                /s/ STEVEN A. NEWMAN                     Director and Vice Chairman of   April 14, 1999
-----------------------------------------------------      the Board of Directors
                  Steven A. Newman

                /s/ PHILLIP E. PEARCE                    Director                        April 14, 1999
-----------------------------------------------------
                  Phillip E. Pearce

                /s/ JAMES J. RALABATE                    Director                        April 14, 1999
-----------------------------------------------------
                  James J. Ralabate

            /s/ LT. GEN. HARRY E. SOYSTER                Director                        April 14, 1999
-----------------------------------------------------
              Lt. Gen. Harry E. Soyster

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
              /s/ MARTIN ERIC WEISBERG                   Secretary and Director          April 14, 1999
-----------------------------------------------------
                Martin Eric Weisberg

                   /s/ EDWIN VOGT                        Director                        April 14, 1999
-----------------------------------------------------
                     Edwin Vogt