Form 10QSB
period 1999-03-31
XYBERNAUT CORP
filed 1999-05-17
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

         quarterly period ended March 31, 1999  or

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______to___________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES____ NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                       Class                     Outstanding at May 14, 1999
         Common stock - $0.01 par  value         22,229,747

                                      INDEX

                                                                          PAGE
                                                                          ----

COVER PAGE                                                                   1

INDEX........................................................................2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                   Consolidated Balance Sheets (unaudited)...................3
                   Consolidated Statements of Operations (unaudited).........4
                   Consolidated Statements of Cash Flows (unaudited).........5
                   Notes to Consolidated  Financial Statements...............6

         Item 2 -  Management's Discussion and Analysis of
                   Results of Operations and Financial Conditions............9

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K..........................18

SIGNATURES..................................................................19

                              XYBERNAUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                ASSETS                                   March 31, 1999              December 31,
                                                                           (Unaudited)                  1998
                                                                        ---------------             ------------
Current assets:
   Cash and cash equivalents                                              $  1,933,210                $   924,649
    Accounts receivable, net                                                   718,483                    229,120
    Inventories, net                                                         3,959,072                  1,347,668
    Prepaid and other current assets                                           673,409                    374,243
                                                                           -----------                -----------
              Total current assets                                           7,284,174                  2,875,680
                                                                           -----------                -----------
Fixed assets:
    Property and equipment, net                                                597,050                    462,384
                                                                           -----------                -----------
Other assets:
    Patent costs, net                                                          566,385                    560,625
    Tooling costs, net                                                         455,155                    370,285
    Other                                                                      137,837                    142,614
                                                                           -----------                -----------
              Total other assets                                             1,159,377                  1,073,524
                                                                           -----------                -----------
              Total assets                                                 $ 9,040,601                $ 4,411,588
                                                                           ===========                ===========

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:
    Notes and loans payable                                                 $        -                $ 1,250,000
    Accounts payable                                                         3,231,575                  1,626,897
    Accrued expenses                                                         1,011,646                    786,980
                                                                           -----------                -----------
              Total current liabilities                                      4,243,221                  3,663,877
                                                                           -----------                -----------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 6,000,000 shares authorized;
       5,093.75 shares issued and outstanding as of March 31, 1999           4,192,731                    182,378
    Common stock, $.01 par value, 40,000,000 shares authorized;
       22,229,747 and 21,359,751 isssued and outstanding as of
       March 31, 1999 and December 31, 1998, respectively                      222,297                    213,597
    Additional paid-in capital                                              36,037,928                 31,716,067
    Accumulated deficit                                                    (35,586,008)               (31,364,331)
Accumulated other comprehensive loss                                           (69,568)                         -
                                                                           -----------                -----------
              Total stockholders' equity                                     4,797,380                    747,711
                                                                           -----------                -----------
              Total liabilities and stockholders' equity                   $ 9,040,601                $ 4,411,588
                                                                           ===========                ===========

                                      -3-

                            XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended March 31,
                                                       ------------------------------------
                                                          1998                       1997
                                                       ------------              ----------
Revenue:
    Product sales and leases                              $ 645,776                  $ 127,227
    Consulting and services                                   8,387                          -
                                                        -----------                 ----------
              Total revenue                                 654,163                    127,227

Cost of sales                                               573,171                    107,571
                                                        -----------                 ----------
              Gross profit                                   80,992                     19,656

Operating expenses:
    Sales and marketing                                   1,909,910                    495,105
    General and administrative                            1,404,851                    651,680
    Research and development                                979,646                    367,356
                                                        -----------                 ----------
              Total operating expenses                    4,294,407                  1,514,141
                                                        -----------                 ----------

              Operating loss                             (4,213,415)                (1,494,485)

Interest income, net                                          6,716                      5,164
                                                        -----------                 ----------

Loss before income taxes                                 (4,206,699)                (1,489,321)
Provision for income taxes                                   14,978                          -
                                                        -----------                 ----------
Net loss                                                 (4,221,677)                (1,489,321)

Provision for preferred stock dividends                      17,192                     35,902

Provision for accretion on preferred stock
    beneficial conversion feature                            99,072                    374,225
                                                        -----------                 ----------


Net loss applicable to holders of common stock          $(4,337,941)               $(1,899,448
                                                        -----------                 ----------

Net loss per common share applicable to
  holders of common stock (basic and diluted)               $ (0.21)                   $ (0.13)
                                                       ============                ===========

Weighted average number of common shares
  outstanding (basic and diluted)                        17,670,318                 12,844,974
                                                       ------------               ------------

                                      -4-

                              Xybernaut Corporation
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                          Three Months Ended March 31,
                                                                    ---------------------------------------
                                                                         1999                      1998
                                                                    -----------------      ----------------
Cash flows from operating activities:
  Net loss                                                               ($4,221,677)            ($1,489,321)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                           230,806                  55,282
     Gain on disposal of assets                                                 (834)                      -
     Provision for bad debts                                                       -                  25,000
     Non-cash charges for stock and warrants issued for
       services                                                               11,797                  55,344
     Changes in assets and liabilities:
       Inventory                                                          (2,476,954)                 18,756
       Accounts receivable                                                  (489,363)                 13,106
       Prepaid and other current assets                                     (299,166)                  1,929
       Other assets                                                            4,777                   4,749
       Accounts payable and accrued expenses                               1,803,259                 (23,668)
                                                                      ---------------      ------------------
     Net cash used in operating activities                                (5,437,355)             (1,338,823)
                                                                      ---------------      ------------------

Cash flows from investing activities:
  Sale of property and equipment                                                 834                       -
  Acquisition of property and equipment, net                                (283,587)                 (1,318)
  Acquisition of patents and related costs                                   (50,144)                (37,529)
  Capitalization of tooling costs                                           (256,823)                (74,060)
                                                                      ---------------      ------------------
     Net cash used in investing activities                                  (589,720)               (112,907)
                                                                      ---------------      ------------------

Cash flows from financing activities: Proceeds from/(payments for):
     Preferred stock offerings, net                                        4,989,970                 973,737
     Common stock offering, net                                            3,365,234                       -
     Notes and loans                                                      (1,250,000)                (19,530)
     Other                                                                         -                  (8,819)
                                                                      ---------------      ------------------
     Net cash provided by investing activities                             7,105,204                 945,388

Effect of exchange rate changes on cash
  and cash equivalents                                                       (69,568)                      -
                                                                      ---------------      ------------------

Net decrease in cash and cash equivalents                                  1,008,561                (506,342)
Cash and cash equivalents, beginning of period                               924,649                 952,366
                                                                      ---------------      ------------------

Cash and cash equivalents, end of period                                  $1,933,210                $446,024
                                                                      ---------------      ------------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                 $1,483                       -
                                                                      ---------------      ------------------

Supplemental disclosure of non-cash financing activities:
     Common stock issued for settlement of accrued
       liabilities                                                           $26,085                 $26,289
                                                                      ---------------      ------------------


                              XYBERNAUT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in such financial statements. Please refer to the Annual Report on Form 10-KSB for the complete financial statements. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results of operations expected for the full year. The Company's fiscal year ends December 31.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and those of the Company's wholly-owned subsidiaries, Tech International of Virginia Inc. ("Tech Virginia"), Xybernaut KK and Xybernaut GmbH. All material intercompany accounts and transactions have been eliminated.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income. SFAS 130 established standards for reporting comprehensive income in a full set of general purpose financial statements either in the statement of operations or in a separate statement. The Company's comprehensive income was $69,568 for the three months ended March 31, 1999 and consists entirely of foriegn exchange losses.

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

4.       FINANCINGS

         As of March 31, 1999, the Company had 6,000,000 shares of authorized Preferred Stock of which 3,000, 4,180, 375, 10,000, and 2,000 shares had been designated as Convertible Preferred Stock Series A, B, C, D, and E respectively ("Series A, B, C, D and E Preferred Stock"). Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of Preferred Stock.

         In 1997, the Company issued 3,000 and 3,180 shares of Series A and Series B Convertible Preferred Stock, respectively, for gross proceeds of $6,180,000. In 1998, the Company issued an additional 1,000 shares of Series B Preferred Stock for proceeds of $1,000,000. The Series A and B Preferred Stock accrued dividends at a rate of 5% and 4% per annum, respectively, which were payable in cash or common stock. As of December 31, 1998, all Series A Series B Preferred Stock had been converted into common stock and all accrued dividends were paid through the issuance of common stock.

         On May 22, 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. The Series C Preferred Stock have a 5% cumulative dividend which is payable when and if declared by the Board of Directors or at the time of conversion into common stock, whichever date is earliest. At the Company's discretion, dividends can be paid in cash or through the issuance of common stock. Holders of the Series C Preferred Stock can convert their shares into shares of the Company's common stock in four equal increments commencing August 15, 1998, and on the fifteenth day of each third month thereafter until May 15, 1999. Any remaining outstanding shares of Series C Preferred Stock convert into common stock on May 15, 2000. The Series C Preferred Stock converts into shares of common stock by dividing the lesser of $4.00 per share or 100% of the average market price for the 5 trading days immediately preceding conversion. As of March 31, 1999, holders of the Series C converted 281.25 shares into 72,121 shares of common stock.

         On March 10, 1999, the Company issued the first tranche of 5,000 shares of Series D Preferred Stock for gross proceeds of $5,000,000. The second tranche of 5,000 shares of Series D Preferred Stock may be issued by the Company to the same investors following the declaration of effectiveness of the registration statement by the Securities Exchange Commission ("SEC") for the common stock underlying the Series D Preferred Stock. This registration statement was declared effective on May 11, 1999. The Series D Preferred Stock have a 5% cumulative dividend which is payable when and if declared by the Board of Directors or at the time of conversion into common stock, whichever date is earliest. The Series D Preferred Stock converts into shares of common stock by dividing the dollar amount of the preferred stock by the lesser of the price of the common stock at the time of initial issuance or 100% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion. The Series D Preferred Stock may be redeemed by the Company at any time for a premium to face value that varies depending on the timing of redemption.

         On May 12, 1999, the Company issued 2,000 shares of Series E Preferred Stock for gross proceeds of $2,000,000. The Series E Preferred Stock has a 5% cumulative dividend which is payable when and if declared by the Board of Directors or at the time of conversion into common stock, whichever date is earliest. At the Company's discretion, dividends can be paid in cash or through the issuance of common stock. Holders of the Series E Preferred Stock can convert their shares into share of the Company's common stock in three or four equal monthly installments, depending on the price of the stock, starting on the effective date of the registration statement covering the common stock underlying the Series E Preferred Stock. The conversion price of the common stock is a six percent discount from the average of the lowest closing bid prices of the common stock during the twenty trading days prior to conversion. The Series E Preferred Stock can be redeemed by the Company at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels.

         These Preferred Stock issues included a nondetachable conversion feature that is considered to be "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature was recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders could realize the maximum beneficial conversion. As a result of the accumulated deficit, the value of the Preferred Stock was not allocated between par value and additional paid-in capital and the accretion of the value allocated to the beneficial conversion on the Preferred Stock and the related dividends is recorded against additional paid-in capital.

5.       LEGAL PROCEEDINGS

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

6.       INVENTORY

         Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. As of March 31, 1999 and December 31, 1998, the allowance to reduce inventory balances to net realizable value was $0 and $770,557, respectively.

7.       SUBSEQUENT EVENT

         On May 12, 1999 the Company issued 2,000 shares of Series E Preferred Stock for gross proceeds of $2,000,000 (see footnote 4 for additional information).

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

         The first product to be commercialized by the Company was the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) Series. The first product in this series was introduced in 1994 and used "486" based technology and the most recent model in this series is the Mobile Assistant IV(R) ("MA IV"), which uses a Pentium chipset that runs at 200 MHz or 233 MHz. The Company's linkAssist (TM) is a software product that provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to most any application without altering the original data. The Company's webAssist(TM) is a software product that allows voice navigation of HTML document links such as those found on the World Wide Web and Intranets. WebAssist (TM) is currently being reviewed for potential changes in the software code used for voice recognition. In addition to these products, the Company offers services to its customers for the design and use of information systems, mostly in conjunction with applications using the Company's wearable computers. The Company also has a license to Data Disk storage technology that allows up to 80 Mb of compressed data to be stored on a durable device the size of a "dogtag".

         Since inception, the Company has financed its operations primarily through private and public sales of equity securities, and to a lesser extent, cash generated from operations. In 1998 and 1997, the Company received cash of $10,426,622 and $5,710,406, respectively, from private placements of its equity securities. From January 1, 1999 to May 14, 1999 the Company received cash of $10,252,470 from private placements of its equity securities.

         The Company has derived its revenues from sales of the Mobile Assistant(R) Series, consulting services related to the Mobile Assistant(R), and application software for the Mobile Assistant(R), and other computer platforms. In the quarter ended March 31, 1999, the Company derived approximately 99% of its revenues from sales of the Mobile Assistant(R), including fees related to licensing agreements, and 1% of its revenues from consulting services. In the future, the Company expects to derive additional revenues from the sale of software and additional optional components of the Mobile Assistant(R) Series. Cost of sales include the cost of components for the Mobile Assistant(R) Series, direct labor, direct materials, overhead allocations, inventory obsolescence charges, amortization of tooling costs and shipping costs.

         The Company has incurred operating losses throughout 1998 and expects such losses to continue in the near term as it expands its product development and marketing capabilities. At March 31, 1999, the Company had an accumulated deficit of $35,586,008. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative operating cash flows through 1999 and potentially thereafter.

     The Company's independent accountant's report on its financial statements as of and for the years ended December 31, 1998 and 1997 contains an explanatory paragraph that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that the independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the costs of its operations.

     The Company intends to continue expenditures on research and development of additional hardware and software products. Research and development activities consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional costs are capitalized until the software is ready for release. The Company started limited shipments of its linkAssist(TM) software late in the year ended December 31, 1997, but the costs eligible for capitalization under SFAS 86 were immaterial during this period and were not capitalized. Such costs were immaterial in 1998 and are expected to be immaterial in 1999. Research and development expenses for the quarters ended March 31, 1999 and 1998 were $979,646 and $367,356, respectively, none of which were capitalized.

         The Company's consolidated financial statements, for all periods presented, include the results of operations of Tech Virginia, Xybernaut KK and Xybernaut GmbH. The consolidated financial statements contain eliminations for all material transactions between the Company and its wholly-owned subsidiaries for all periods presented.

         The Company's consolidated financial statements contain a provision for income tax expense for its operations outside the United States, but there is no provision for income tax expense related to the Company's operations in the United States due to net operating losses since inception. Subject to realization, the Company has generated net operating losses that can be used to offset U.S. taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company. At March 31, 1999, the Company had approximately $31,715,000 of net operating loss carry forwards for federal income tax purposes that begin to expire in 2010. The use of these carry forwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

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

RESULTS OF OPERATIONS

         The following table sets forth items from the Consolidated Statements of Operations as a percentage of revenues:
                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------

                                                       1999              1998
                                                       ----              ----

Revenue                                              100.0%            100.0%
Cost of sales                                         87.6%             84.6%
                                                     ------            ------
  Gross profit                                        12.4%             15.4%

Operating expenses:
Sales and marketing                                  292.0%            389.2%
General and administrative                           214.8%            512.2%
Research and development                             149.8%            288.7%
                                                     ------           -------
Total operating expenses                             656.6%           1190.1%
                                                     ------           -------

Operating loss                                      -644.1%          -1174.7%
Other income, net                                      1.0%              4.1%
                                                    -------          --------

Pretax loss                                         -643.1%          -1170.6%
Provision for taxes                                    2.3%              0.0%
                                                    -------          --------
Net loss                                            -645.4%          -1170.6%

Preferred stock dividends and accretion               17.8%             28.2%
                                                      -----             -----

Net loss applicable to holders of common stock      -663.2%          -1198.8%


              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

         REVENUES. Revenues for the quarter ended March 31, 1999 were $654,163, an increase of $526,936, or 414%, compared to $127,227 for the quarter ended March 31, 1998. Product revenues for the year ended December 31, 1998 were $645,776 an increase of $518,549 or 407%, compared to $127,227 for the corresponding period in 1999. The increase in product revenues for the quarter ended March 31, 1999 was related to the higher sales of the MA IV in that period compared to the lower number of older-generation Mobile Assistant(R) that were sold in the corresponding period in 1998. Consulting revenues for the quarter ended March 31, 1999 were $8,387, an increase of $8,387, compared to $0 for the corresponding period in 1998.

         COST OF SALES. The cost of sales for the quarter ended March 31, 1999 was $573,171, an increase of $465,600, or 433%, compared to $107,571 for the quarter ended March 31, 1998. The cost of goods sold increased commensurately with the increase in product sales.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended March 31, 1999 were $1,909,910, an increase of $1,414,805, or 286%, compared to $495,105 for the quarter ended March 31, 1998. The increase resulted mainly from increases in expenses related to additional marketing programs to support the launch of the MA IV, personnel and infrastructure costs to support sales, marketing and customer service, and expenses related to the Company's subsidiaries in Germany and Japan.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended March 31, 1999 were $1,404,851, an increase of $753,171, or 116%, compared to $651,680 for the quarter ended March 31, 1998. This increase resulted primarily from increases in personnel and infrastructure expenses related to the increased business activity and the establishment and activities of the Company's subsidiaries in Germany and Japan.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the quarter ended March 31, 1999 were $979,646, an increase of $612,290, or 167%, compared to $367,156 for the quarter ended March 31, 1998. This increase reflects the Company's ongoing research and development efforts for accessories, improvements to existing products and for future products.

         OTHER INCOME, NET. Other income for the quarter ended March 31, 1999 was $6,716, an increase of $1,552, or 30%, compared to $5,164 for the quarter ended March 31, 1998. This decrease is primarily the result of lower average monthly cash balances in the first quarter of 1999 versus those during the same period a year earlier.

         PROVISION FOR TAXES. The provision for taxes for the quarter ended March 31, 1999 was $14,978, compared to no provision for taxes for the quarter ended March 31, 1998. This provision is related to the Company's operations in Germany and Japan. There is no provision for income tax expense related to the Company's operations in the United States due to net operating losses since inception.

         DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company's Series A Preferred Stock was issued in June 1997 and accrued dividends at 5% per annum on the outstanding principal amount. The Company's Series B Preferred Stock was issued in November 1997 and February 1998 and accrued dividends at 4% per annum on the outstanding principal amount. The Company's Series C Preferred Stock was issued in May 1998 and accrues dividends at 5% per annum on the outstanding principal amount. The Company's Series D Preferred Stock was issued in March 1999 and accrues dividends at 5% per annum on the outstanding principal amount. For the quarter ended March 31, 1999, the amount of dividends was $17,192, a decrease of $18,710 or 52%, compared to $35,902 for the same period of the prior year. In accordance with the Emerging Issues Task Force report from the Securities and Exchange Commission titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature", the value of the beneficial conversion feature was recognized in the quarter ended March 31, 1998 for the Series A and Series B Preferred Stock, and for the Series D Preferred Stock in the quarter ended March 31, 1999. The amount of this accretion for the quarter ended March 31, 1999 was $99,072, an decrease of $275,153 or 74%, compared to $374,225 for the same period a year earlier. This decrease was related to the conversion of all of the Company's Series A, B and C Preferred Stock to common stock as of December 31, 1998. Additional paid in capital is reduced by the amount of accretion and preferred stock is increased by the amount of accretion, resulting in no impact on the overall amount of stockholders' equity.

         NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of Common Stock for the quarter ended March 31, 1999 was $4,322,963, an increase of $2,423,515 or 128% compared to $1,899,448 for same period in the prior year.

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

         On March 10, 1999, the Company completed the first tranche of $5.0 million of a $10.0 million private placement of an aggregate of 5,000 shares of the Company's Series D Preferred Stock, par value $.01 per share (the "Series D Preferred Stock"), and realized gross proceeds of $5.0 million and net proceeds of approximately $4,977,000 after related expenses. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock. The warrants have an exercise price equal to 125% of the closing bid price of the Common Stock on the first trading day immediately preceding the closing date of the first tranche. The warrants have an exercise period which ends on the three year anniversary of the issuance date of the warrants.

         On May 12, 1999, the Company issued 2,000 shares of Series E Preferred Stock for gross proceeds of $2,000,000. The Series E Preferred Stock has a 5% cumulative dividend which is payable when and if declared by the Board of Directors or at the time of conversion into common stock, whichever date is earliest. At the Company's discretion, dividends can be paid in cash or through the issuance of common stock. Holders of the Series E Preferred Stock can convert their shares into share of the Company's common stock in three or four equal monthly installments, depending on the price of the stock, starting on the effective date of the registration statement covering the common stock underlying the Series E Preferred Stock. The conversion price of the common stock is a six percent discount from the average of the lowest closing bid prices of the common stock during the twenty trading days prior to conversion. The Series E Preferred Stock can be redeemed by the Company at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels.

         For the three months ended March 31, 1999, the Company's operating activities used cash of $5,437,355. This was primarily the result of a $4,221,677 net loss and a net increase in inventories of $2,476,954. These were offset by a net increase in accounts payable of $1,797,864 and depreciation and amortization of $230,806. Cash used in investing activities for the year ended December 31, 1998 was $589,720, which included $256,823 in capitalized tooling costs, $50,144 related to obtaining and maintaining patents and $283,587 for the acquisition of property and equipment. Proceeds from the Company's financing activities for three months ended March 31, 1999 were $7,105,204, which primarily consisted of $3,365,234 from the issuance of Common Stock, $4,989,970 from the issuance of the Company's Series D Preferred Stock, net of related fees, offset by repayment of $1,250,000 for notes and loans. As a result of the above, cash and cash equivalents on hand as of March 31, 1999 was $1,933,210, an increase of $1,008,561 from the $924,949 of cash on hand as of December 31, 1998.

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

         The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of the Mobile Assistant(R), and expands its full sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the MA IV, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Management is currently exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. If additional funds are raised by the Company through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company will be reduced. The Company's management believes that the combination of cash on hand and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 2000. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company.

         The Company's independent accountant's report on its financial statements as of and for the years ended December 31, 1998 and 1997 contains an explanatory paragraph that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that the independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the costs of its operations.

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

     Given the start of full-scale production and distribution of the MA IV in early 1999, the Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the

Performance Targets of the 12-month period ending September 30, 1999. Accordingly, the release of the escrow shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1999. If conditions are not met for release from escrow, then 750,000 shares of stock will be returned to the Company on September 30, 1999 and canceled, resulting in no earnings impact and a commensurately lower number of outstanding shares.

         Since the Company has reported losses, the loss per share for the Company is calculated using outstanding shares less shares held in escrow to avoid antidilution. Therefore, the cancellation of shares from escrow does not affect the reported loss per share.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:

         27.1     Financial Data Schedule

B)       REPORTS ON FORM 8-K

         No reports on form 8-K were filed during the quarterly period ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     XYBERNAUT CORPORATION


                                                      /s/ Edward G. Newman
                                                     ---------------------------
                                                      By: Edward G. Newman
                                                          President