Form 10QSB
period 1999-06-30
XYBERNAUT CORP
filed 1999-08-16
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO___________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                       Class                     Outstanding at August 9, 1999
         Common stock - $0.01 par  value                       23,318,576

                                      INDEX

                                                                       PAGE
                                                                       ----


COVER PAGE..............................................................1

INDEX...................................................................2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                   Consolidated Balance Sheets (unaudited)..............3
                   Consolidated Statements of Operations (unaudited)....4
                   Consolidated Statements of Cash Flows (unaudited)....5
                   Notes to Consolidated  Financial Statements..........6

         Item 2 -  Management's Discussion and Analysis of
                   Results of Operations and Financial Condition........9

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K.....................19

SIGNATURES.............................................................20




                              XYBERNAUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                              ASSETS                          June 30, 1999             December 31,
                                                                (Unaudited)                    1998
                                                              -------------             -----------


Current assets:
     Cash and cash equivalents                              $ 2,156,841                $   924,649
         Accounts receivable, net                               581,071                    229,120
         Inventories, net                                     6,185,678                  1,347,668
         Prepaid and other current assets                     1,077,005                    374,243
                                                            -----------                -----------

                      Total current assets                   10,000,595                  2,875,680
                                                            -----------                 ----------

Fixed assets:
     Property and equipment, net                                826,001                    462,384
                                                            -----------                 ----------

Other assets:
     Patent costs, net                                          654,679                    560,625
     Tooling costs, net                                         153,527                    370,285
     Other                                                      127,325                    142,614
                                                            -----------                 ----------

                      Total other assets                        935,531                  1,073,524
                                                            -----------                 ----------

                      Total assets                          $11,762,127                 $4,411,588
                                                            ===========                 ==========

                                LIABILITIES AND
                           STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          4,936,618                  1,626,897
     Accrued expenses                                          1,336,033                    786,980
     Notes and loans payable                                           -                  1,250,000
                                                             -----------                -----------

                      Total current liabilities                6,272,651                  3,663,877
                                                             -----------                -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 6,000,000
         shares authorized; 10,694 and 5,430 shares
             issued and outstanding as of June 30, 1999
             and December 31, 1998, respectively               9,268,965                    182,378
     Common stock, $.01 par value, 40,000,000
            shares authorized; 22,557,655 and 21,359,751
            issued and outstanding as of June 30, 1999 and
              December 31, 1998, respectively                    225,576                    213,597
         Additional paid-in capital                           36,784,785                 31,716,067
         Accumulated deficit                                 (40,724,247)               (31,364,331)
Accumulated other comprehensive loss                             (65,603)                         -

     Total stockholders' equity                                5,489,476                    747,711

     Total liabilities and stockholders' equity             $ 11,762,127                $ 4,411,588
                                                            ============                ===========



                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended June 30,         Six Months Ended June 30,

                                               1999              1998             1999            1998
                                               ----              ----             ----            ----

Revenue:

   Product sales and leases            $  635,768        $  229,634         $  1,281,544      $  356,861
   Consulting and lice                          -             1,839                8,387           1,839
                                    -------------       -----------          -----------     -----------
     Total revenue                        635,768           231,473            1,289,931         358,700

Cost of sales                             470,164           271,905            1,043,335         379,476
                                    -------------         ---------          -----------     -----------
     Gross profit                         165,604           (40,432)             246,596         (20,776)

Operating expenses:

   Sales and marketing                  2,847,245           656,042            4,757,155       1,151,147
   General and administrative           1,645,343           966,199            3,050,194       1,617,879
   Research and development               861,555           643,413            1,841,201       1,010,769
                                    -------------       -----------          -----------     -----------

     Total operating expenses           5,354,143         2,265,654            9,648,550       3,779,795
                                    -------------       -----------          -----------     -----------

     Operating loss                    (5,188,539)       (2,306,086)          (9,401,954)     (3,800,571)

Other income, net                          40,626             2,902               47,342           8,066
                                    -------------       -----------          -----------     -----------

Loss before income taxes               (5,147,913)       (2,303,184)          (9,354,612)     (3,792,505)
Provision for income taxes                 (9,674)                                 5,304
                                    -------------       -----------          -----------     -----------

Net loss                               (5,138,239)       (2,303,184)          (9,359,916)     (3,792,505)

Provision for preferred stock
     dividends                             86,315            20,657              103,507          56,559
Provision for accretion on
preferred stock beneficial
conversion feature                        705,871           533,264              804,943         907,489
                                    -------------       -----------         ------------    ------------

Net loss applicable to holders
   of common stock                    $(5,930,425)      $(2,857,105)        $(10,268,366)    $(4,756,553)
                                    =============       ===========        =============    ============

Net loss per common share applicable
To holders of common stock (basic
and diluted)                          $     (0.27)      $     (0.16)        $     (0.46)     $    (0.31)

Weighted average number of
common shares outstanding
(basic and diluted)                   22,263,969         17,343,590           22,187,075     15,516,067
                                    ============        ===========        =============    ===========




                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended June 30,
                                                                       -----------------------------------
                                                                         1999                        1998
                                                                         ----                        ----

Cash flows from operating activities:
   Net loss                                                            ($9,359,916)            ($3,792,505)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                         548,025                 152,185
     Gain on disposal of assets                                               (834)                      -
     Provision for bad debts                                                     -                 (30,697)
     Non-cash charges for stock and warrants issued for
         services                                                           11,772                  82,469
   Changes in assets and liabilities:
     Inventory                                                          (4,289,124)                109,731
     Accounts receivable                                                  (351,951)                 65,101
     Prepaid and other current assets                                     (702,762)                (65,638)
     Tooling                                                                     -                 138,682
     Other assets                                                           15,289                 (10,528)
     Accounts payable, accrued and other expenses                        3,757,854                 (14,873)
     Deferred revenue                                                       23,929                       -
                                                                   ---------------          --------------

     Net cash used in operating activities                             (10,347,718)             (3,366,073)

Cash flows from investing activities:
   Sale of property and equipment                                              834                       -
   Acquisition of property and equipment, net                             (693,087)                (33,515)
   Acquisition of patents and related costs                               (186,972)                (91,190)
   Capitalization of tooling costs                                        (457,765)                (74,060)
                                                                   ---------------          --------------

     Net cash used in investing activities                              (1,336,990)               (198,765)
                                                                   ---------------          --------------

Cash flows from financing activities: Proceeds from/(payments for):
     Preferred stock offerings, net                                     10,875,701               1,348,496
     Common stock offerings, net                                         3,356,802               5,307,048
     Notes and loans                                                    (1,250,000)                (19,530)
     Other                                                                       -                  (8,819)
                                                                   ---------------         ---------------

     Net cash provided by investing activities                          12,982,503               6,627,195

Effect of exchange rate changes on cash
   and cash equivalents                                                    (65,603)                      -
                                                                   ---------------         ---------------

Net increase in cash and cash equivalents                                1,232,192               3,062,357
Cash and cash equivalents, beginning of period                             924,649                 952,366
                                                                   ---------------         ---------------

Cash and cash equivalents, end of period                           $     2,156,841          $    4,014,723
                                                                   ---------------         ---------------

Supplemental disclosure of cash flow information:                  $         1,483          $        2,500
                                                                   ===============          ==============
     Cash paid during the period for interest

Supplemental disclosure of non-cash financing activities:
Common stock issued for preferred stock dividend requirements      $        18,058          $       84,022
                                                                   ===============          ==============

     Common stock issued for services rendered                     $        11,772          $       98,438
                                                                   ===============          ==============

     Provision for preferred stock dividend requirements           $       103,507          $       56,559
                                                                   ===============          ==============

                              XYBERNAUT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in such financial statements. Please refer to the Annual Report on Form 10-KSB for the complete financial statements. Results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of results of operations expected for the full year ending December 31, 1999. The Company's fiscal year ends December 31.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and those of the Company's wholly-owned subsidiaries, Tech International of Virginia Inc., Xybernaut KK and Xybernaut GmbH. All material intercompany accounts and transactions have been eliminated.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income. SFAS 130 established standards for reporting comprehensive income in a full set of general purpose financial statements either in the statement of operations or in a separate statement. The Company's comprehensive loss was $65,603 for the six months ended June 30, 1999 and consists entirely of foreign exchange losses.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently the Company does not utilize derivative instruments, therefore the adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company plans to adopt SFAS 133 for the year ending December 31, 2000.

4.       FINANCINGS

         As of June 30, 1999, the Company had 6,000,000 shares of authorized Preferred Stock of which 3,000, 4,180, 375, 10,500, and 2,100 shares had been designated as Convertible Preferred Stock Series A, B, C, D, and E respectively ("Series A, B, C, D and E Preferred Stock"). Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of Preferred Stock.

         In 1997, the Company issued 3,000 and 3,180 shares of Series A and Series B Convertible Preferred Stock, respectively, for gross proceeds of $6,180,000. In 1998, the Company issued an additional 1,000 shares of Series B

Preferred Stock for gross proceeds of $1,000,000. As of December 31, 1998, all Series A and Series B Preferred Stock had been converted into common stock and all accrued dividends were paid through the issuance of common stock.

         On May 22, 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. The Series C Preferred Stock has a 5% cumulative dividend which is payable in cash or through the issuance of common stock. The Series C Preferred Stock converts into shares of common stock by dividing the amount outstanding by the lesser of $4.00 per share or 100% of the average market price for the 5 trading days immediately preceding conversion. As of June 30, 1999, holders of the Series C had converted 281.25 shares into 72,121 shares of common stock.

         On March 10, 1999, the Company issued the first tranche of 5,000 shares of Series D Preferred Stock for gross proceeds of $5,000,000. An additional 5,000 of Series D Preferred Stock were issued during the quarter ended June 30, 1999 for gross proceeds of $5,000,000 were issued upon effectiveness of a registration statement covering the resale of the common stock issuable upon conversion of the Series D Preferred Stock. In addition, for every share of Series D Preferred Stock purchased, the investors received warrants to purchase 20 shares of common stock. The remaining 500 shares of Series D Preferred Stock were issued to a finder as compensation in connection with the placement of the shares. The Series D Preferred Stock have a 5% cumulative dividend which is payable in cash or through the issuance of common stock. The Series D Preferred Stock may be converted into shares of common stock in four installments by dividing the dollar amount of the preferred stock by the lesser of the price of the common stock at the time of initial issuance or 100% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion. The Series D Preferred Stock may be redeemed by the Company at any time for a premium to face value that varies depending on the timing of redemption. As of June 30, 1999, holders of the Series D Preferred Stock had converted 1,000 shares into 323,238 shares of common stock.

         On May 12, 1999, the Company issued 2,000 shares of Series E Preferred Stock for gross proceeds of $2,000,000. In addition, for every share of Series E Preferred Stock purchased, the investor received warrants to purchase 25 shares of common stock. The remaining 100 shares of Series E Preferred Stock were issued to a finder as compensation in connection with the placement of the shares. The Series E Preferred Stock has a 5% cumulative dividend which is payable in cash or through the issuance of common stock. The Series E Preferred Stock can be redeemed by the Company at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels. A registration statement to register common stock underlying the Series E Preferred Stock has been filed with the SEC but has not been declared effective. Accordingly, no shares of Series E Preferred Stock have been converted into common stock and all 2,100 shares were outstanding as of June 30, 1999. Once this registration statement is declared effective, holders of the Series E Preferred Stock may convert these securities into common stock in three or four monthly installments, depending on the price of the common stock, at a six percent discount from the average of the lowest closing bid prices of the common stock during the twenty trading days prior to conversion.

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

5.       LEGAL PROCEEDINGS


         On March 19, 1998, Matrix Corporation filed a compliant against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of an agreement between the two companies concluded in December 1997 ("December Agreement"); that the Company should return all goods shipped by Matrix under both the December Agreement and a prior agreement concluded in June 1997 ("June Agreement"); that the Company did not intend to comply with the December Agreement and therefore the governing contract between the two entities should revert to the June Agreement. In addition, this summons requests that any damages incurred by Matrix as a result of this purported breach of contract be trebled. The Company and its legal counsel have filed a counterclaim against Matrix stating that Matrix failed to perform to the requirements of both the June Agreement and the December Agreement and that Xybernaut has been damaged by this failure to perform. Matrix is presently seeking damages in excess of $800,000 and the trial for the case began on August 10, 1999 and was not concluded at the time of this filing.

6.       INVENTORY

         Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. As of June 30, 1999 and December 31, 1998, the allowance to reduce inventory balances to net realizable value was $0 and $770,557, respectively.

7.       SUBSEQUENT EVENTS

         On July 19, 1999, 3,846,427 warrants to purchase 5,762,060 shares of common stock expired pursuant to their terms. These warrants were originally issued in connection with the Company's initial public offering in July 1996 and were traded on the Nasdaq system under the ticker symbol "XYBRW."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

         The Company was incorporated as a Virginia company in October 1990 and commenced operations in November 1992 as Computer Products & Services, Inc. to develop, manufacture and sell mobile computing systems. Since commencing operations, the Company has incurred significant operating losses. In April 1996, the Company was merged with Xybernaut Corporation in order to change the company name and reincorporate in Delaware. In July 1996, the Company successfully completed the initial public offering ("IPO") of its Common Stock and Warrants. The Common Stock is traded on the NASDAQ SmallCap Market under the ticker symbol "XYBR." The Warrants expired on their own terms on July 19, 1999.

         The first product to be commercialized by the Company was the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) Series. The first product in this series was introduced in 1994 and used "486" based technology and the most recent model in this series is the Mobile Assistant IV(R) ("MA IV"), which uses a Pentium chipset that runs at 200 MHz or 233 MHz. The Company's linkAssist (TM) is a software product that provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to most any application without altering the original data. In addition to these products, the Company offers services to its customers for the design and use of information systems, mostly in conjunction with applications using the Company's wearable computers. The Company also has a license to Data Disk storage technology that allows up to 80 Mb of compressed data to be stored on a durable device the size of a "dogtag."

         Since inception, the Company has financed its operations primarily through private and public sales of equity securities, and to a lesser extent, cash generated from operations. In 1998 and 1997, the Company received cash of $10,426,622 and $5,710,406, respectively, from private placements of its equity securities, net of expenses. During the six months ended June 30, 1999, the Company received cash of $14,232,503 from private placements of its equity securities, net of expenses.

         The Company has derived its revenues from sales of the Mobile Assistant(R) Series, consulting services related to the Mobile Assistant(R), and application software for the Mobile Assistant(R), and other computer platforms. In the quarter ended June 30, 1999, the Company derived approximately 100% of its revenues from sales of the Mobile Assistant(R). In the future, the Company expects to derive additional revenues from licensing its intellectual property, services, the sale of software and additional optional components for the Mobile Assistant(R) Series. Cost of sales include the cost of components for the Mobile Assistant(R) Series, direct labor, direct materials, overhead allocations, inventory obsolescence charges, amortization of tooling costs and shipping costs.

         The Company has incurred operating losses throughout 1999 and expects such losses to continue in the near term as it expands its product development and marketing efforts. At June 30, 1999, the Company had an accumulated deficit of $40,724,247. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative operating cash flows through 1999 and potentially thereafter. The Company will need to conclude additional debt, equity or working capital financings to fund these negative operating cash flows.

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

         The Company intends to continue expenditures on research and development of additional hardware and software products. Research and development activities consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), after which any additional costs are capitalized until the software is ready for release. The Company started limited shipments of its linkAssist(TM) software late in the year ended December 31, 1997, but the costs eligible for capitalization under SFAS 86 were immaterial during this period and were not capitalized. Such costs were immaterial in 1998 and are expected to be immaterial in 1999. Research and development expenses for the quarters ended June 30, 1999 and 1998 were $861,555 and $643,413, respectively, none of which were capitalized.

         The Company's consolidated financial statements, for all periods presented, include the results of operations of Tech Virginia, Xybernaut KK and Xybernaut GmbH. The consolidated financial statements contain eliminations for all material transactions between the Company and its wholly-owned subsidiaries for all periods presented.

         The Company's consolidated financial statements contain a provision for income tax expense for its operations outside the United States, but there is no provision for income tax expense related to the Company's operations in the United States due to net operating losses since inception. Subject to realization, the Company has generated net operating losses that can be used to offset U.S. taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company. At June 30, 1999, the Company had approximately $36,850,000 of net operating loss carry forwards for federal income tax purposes that begin to expire in 2010. The use of these carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

DISCLOSURE REGARDING YEAR 2000 COMPLIANCE

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

         The Company utilized both internal and external resources to test, reprogram or replace, as needed, its computing and communications hardware and software for Year 2000 modifications. Based on this evaluation, the Company has made modifications to its computer systems and determined that these systems will properly utilize dates beyond December 31, 1999 and, as such, are compliant with the Year 2000 Issue ("Y2K Compliant"). The Company has determined that the Mobile Assistant IV is Y2K Compliant.

         As a result of this testing, it was determined that the Company's phone system was not Y2K compliant. This phone system was already scheduled for replacement during the second half of 1999 to add capacity, upgrade the Company's telecommunications capabilities, and allow for better customer service. Replacement of the existing phone system with one that provides similar capabilities and is Y2K compliant is estimated to cost between $50,000 and $75,000. The Company expects to spend approximately $250,000 for the upgraded phone system and is arranging a leasing facility to finance this purchase. Outside of the phone system, the cost to the Company of testing and modifying its computer systems to obtain Y2K compliance was less than $10,000 in the aggregate.

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

RESULTS OF OPERATIONS

         The following table sets forth items from the Consolidated Statements of Operations as a percentage of revenues:

                                          Three Months Ended                        Six Months Ended
                                    ---------------------------             ----------------------------

                                    6/30/99             6/30/98             6/30/99              6/30/98
                                    -------             -------             -------              -------

Revenues                              100.0%             100.0%              100.0%               100.0%
Cost of sales                          73.9%             117.5%               80.9%               105.8%
                                  ---------          ---------            --------             --------
   Gross margin                        26.1%             (17.5)%              19.1%                (5.8)%

Operating expenses:
   Sales & marketing                  447.8%             283.4%              368.8%               320.9%
   General & administrative           258.8%             417.4%              236.5%               451.0%
   Research & development             135.5%             277.9%              142.7%               281.8%
                                 ----------          ---------            --------             --------
Total operating expense               842.1%             978.7%              748.0%             1,053.7%
Interest income                         6.4%               1.3%                3.7%                 2.2%
                                 ----------          ---------            --------             --------
Net loss                              809.6%)           (995.0%)            (725.2%)           (1,057.3%)
                                 ==========          =========            =========            =========
Provisions for preferred stock        124.6%             239.3%                70.4%              268.8%
                                 ==========          ==========           =========            =========
Net loss applicable to holders
of common stock                       934.2%)         (1,234.3%)             (795.6%)           (1,326.1%)
                                 ===========         ==========           =========            =========

               THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         REVENUES. Revenues for the quarter ended June 30, 1999 were $635,768, an increase of $404,295, or 175%, compared to $231,473 for the corresponding period in 1998. The increase in product revenues for the quarter ended June 30, 1999 was related to the higher sales of the MA IV in that period compared to the lower number of older-generation Mobile Assistant(R) units that were sold in the corresponding period in 1998. Consulting revenues for the quarter ended June 30, 1999 were $0, a decrease of $1,839, compared to $1,839 for the corresponding period in 1998.

         COST OF SALES. The cost of sales for the quarter ended June 30, 1999 was $470,164, an increase of $198,259, or 73%, compared to $271,905 for the corresponding period in 1998. The cost of goods sold increased commensurately with the increase in product sales.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended June 30, 1999 were $2,847,245, an increase of $2,191,203, or 334%, compared to $656,042 for the corresponding period in 1998. The increase resulted mainly from increases in expenses related to additional marketing and advertising programs to support the launch of the MA IV, personnel and infrastructure costs to support sales, marketing and customer service, and expenses related to the Company's subsidiaries in Germany and Japan.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended June 30, 1999 were $1,645,343, an increase of $679,144, or 70%, compared to $966,199 for the corresponding period in 1998. This increase resulted primarily from increases in personnel and infrastructure expenses related to the increased business activity and the establishment and activities of the Company's subsidiaries in Germany and Japan. In addition, a total of $250,000 was accrued in the quarter ending June 30, 1999 for separation and legal expenses, for which there was no comparable item for the same period of the prior year.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the quarter ended June 30, 1999 were $861,555, an increase of $218,142, or 34%, compared to $643,413 for the corresponding period in 1998. This increase reflects the Company's ongoing research and development efforts for accessories, improvements to existing products and for future products.

         OTHER INCOME, NET. Other income for the quarter ended June 30, 1999 was $40,626, an increase of $37,724, or 1,300%, compared to $2,902 for the corresponding period in 1998. This increase is primarily the result of a gain from exchange of assets and interest income, partly offset by interest expense.

         PROVISION FOR TAXES. The provision for taxes for the quarter ended June 30, 1999 was a credit of $9,674, compared to no provision for taxes for the corresponding period in 1998. This provision is related to the Company's operations in Germany and Japan. There is no provision for income tax expense related to the Company's operations in the United States due to net operating losses since inception.

         DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK.
The Company's outstanding preferred stock accrues dividends at 5% per annum on the outstanding principal amount. For the quarter ended June 30, 1999, the amount of dividends accrued was $86,315, an increase of $65,658 or 318%, compared to $20,657 for the same period of the prior year. In accordance with the Emerging Issues Task Force report from the Securities and Exchange Commission titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the value of the beneficial conversion feature was recognized and accreted in for the quarter ended June 30, 1999 was $705,871, an increase of $172,607 or 32%, compared to $533,264 for the same period a year earlier. This increase was related to the issuance of the Series D Preferred Stock and Series E Preferred Stock during the quarter ended June 30, 1999. Additional paid in capital is reduced by the amount of accretion and preferred stock is increased by the amount of accretion, resulting in no impact on the overall amount of stockholders' equity.

         NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of Common Stock for the quarter ended June 30, 1999 was $5,930,425, an increase of $3,073,320, or 108%, compared to $2,857,105 for the corresponding period in 1998.

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         REVENUES. Total revenues for the six months ended June 30, 1999 were $1,289,931, an increase of $931,231, or 260%, compared to $358,700 for the corresponding period in 1998. Product revenues for the six months ended June 30, 1999 were $1,281,544, an increase of $924,683, or 259%, compared to $356,861 for the corresponding period in 1998. The increase in product revenues for the quarter ended June 30, 1999 was related to the higher sales of the MA IV in that period compared to the lower number of older-generation Mobile Assistant(R) units that were sold in the corresponding period in 1998.

         COST OF SALES. The cost of goods sold for the six months ended June 30, 1999 was $1,043,335, an increase of $663,859, or 175%, compared to $379,476 for the corresponding period in 1998. The cost of goods sold increased commensurately with the increase in sales.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ended June 30, 1999 were $4,757,155, an increase of $3,606,008, or 313%, compared to $1,151,147 for the corresponding period in 1998. The increase resulted mainly from increases in expenses related to additional marketing and advertising programs to support the launch of the MA IV, personnel and infrastructure costs to support sales, marketing and customer service, and expenses related to the Company's subsidiaries in Germany and Japan.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1999 were $3,050,194, an increase of $1,432,315, or 89%, compared to $1,617,879 for the corresponding period in 1998. This increase resulted primarily from increases in personnel and infrastructure expenses related to the increased business activity and the establishment and activities of the Company's subsidiaries in Germany and Japan. In addition, a total of $250,000 was accrued in the quarter ending June 30, 1999 for separation and legal expenses, for which there was no comparable item for the same period of the prior year.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended June 30, 1999 were $1,841,201, an increase of $830,432, or 82%, compared to $1,010,769 for the corresponding period in 1998. This increase reflects the Company's ongoing research and development efforts for accessories, improvements to existing products and for future products.

         OTHER INCOME, NET. Other income for the six months ended June 30, 1999 was $47,342, an increase of $39,276, or 488%, compared to $8,066 for the corresponding period in 1998. This increase is primarily the result of a gain from exchange of assets and interest income, partly offset by interest expense.

         DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK.
The Company's preferred stock accrues dividends at 5% per annum on the outstanding principal amount. For the six months ended June 30, 1999, the amount of dividends accrued was $103,507, an increase of $46,948, or 83%, compared to $56,559 for the same period of the prior year. In accordance with the Emerging Issues Task Force report from the Securities and Exchange Commission titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the value of the beneficial conversion feature recognized and accreted in the six months ended June 30, 1998 was $804,943, an decrease of $102,546 or 11%, compared to $907,489 for the same period a year earlier. This decrease was caused by the lower beneficial conversion feature related to the issuance of the Series D Preferred Stock and Series E Preferred Stock during the period, compared to the value of the beneficial conversion feature attributable to the other preferred stock for the corresponding period in 1998. Additional paid in capital is reduced by the amount of accretion and preferred stock is increased by the amount of accretion, resulting in no impact on the overall amount of stockholders' equity.

         NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to common stock for the six months ended June 30, 1999 was $10,268,366, an increase of $5,511,813, or 116%, compared to $4,756,553 for the corresponding period in 1998. Although the Company was subject to taxation during the six months ended June 30, 1999 and the six months ended June 30, 1998, the Company incurred net losses during these periods and no provision for taxes was made.

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

         In May 1998, the Company completed a $750,000 private placement of 375 shares of Series C Preferred Stock, par value $0.01 per share ("Series C Preferred Stock") and 110,294 shares of Common Stock. The Series C Preferred Stock has a stated value of $1,000 per share. A holder of the Series C Preferred Stock is entitled to receive, if and when declared, a dividend equal to 5% of the stated value per share per annum, payable in shares of Common Stock or in cash, payable upon conversion of the Series C Preferred Stock. As of June 30, 1999, the holders of the Series C Preferred Stock had converted 281.25 of such shares resulting in the issuance of 72,121 shares of Common Stock.

         In June 1998, the Company completed a $1,000,000 private placement of Common Stock in which 153,846 restricted shares, as defined in Rule 144 promulgated under the Securities Act, were issued at a price of $6.50 per share.

         In June 1998, the Company amended and exercised a put option in the aggregate principal amount of $3,000,000 under the April 1998 private equity line of credit agreement mentioned above. In connection with such action, the Company issued 545,454 shares of Common Stock. Such shares are subject to restrictions on resale for a period of nine months and to repricing upon occurrences of certain conditions. Subsequent to that time, the Company issued an additional 94,004 shares upon the occurrence of certain repricing events.

         In October 1998, the Company entered into a financing agreement with an investor pursuant to which the Company sold $2,600,000 of Common Stock to the investor during the period from October 8, 1998 to November 12, 1998. The Company issued 593,201 shares of Common Stock at prices ranging from $4.04 to $5.72 under this financing agreement.

         In November 1998, the Company entered into a financing agreement with an investor pursuant to which the Company sold $1,595,000 of Common Stock to the investor. The Company issued 290,000 shares of Common Stock at $5.50 per share under this financing agreement. Such shares were subject to repricing under certain circumstances. Subsequent to that time, the Company issued an additional 150,000 shares upon the occurrence of certain repricing events.

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

         On March 10, 1999, the Company completed the first tranche of $5.0 million of a $10.0 million private placement of an aggregate of 5,000 shares of the Company's Series D Preferred Stock, par value $.01 per share and realized gross proceeds of $5.0 million. The Series D Preferred Stock has a 5% cumulative dividend which is payable in cash or through the issuance of common stock. Holders of the Series D Preferred Stock can convert their shares into share of the Company's common stock in four equal monthly installments starting on the effective date of the registration statement covering the common stock underlying the Series D Preferred Stock. The conversion price of the common stock is equal to the average of the lowest three closing bid prices of the common stock during the twenty trading days prior to conversion. The Series D Preferred Stock can be redeemed by the Company at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels. An additional 5,000 of Series D Preferred Stock were for gross proceeds of $5,000,000 were issued upon effectiveness of a registration statement covering the common stock issuable upon conversion of the Series D Preferred Stock. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock and 500 shares of Series D Preferred Stock to a finder in connection with the private placement. The warrants have an exercise price of $6.02 and expire on March 10, 2002. As of June 30, 1999, holders of the Series D Preferred Stock had converted 1,000 shares into 323,238 shares of common stock.

         On May 12, 1999, the Company issued 2,100 shares of Series E Preferred Stock for gross proceeds of $2,000,000. The Series E Preferred Stock has a 5% cumulative dividend which is payable in cash or through the issuance of common stock. The Series E Preferred Stock can be redeemed by the Company at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels. A registration statement to register common stock underlying the Series E Preferred Stock has been filed with the SEC but has not been declared effective. Accordingly, no shares of Series E Preferred Stock have been converted into common stock and all 2,100 shares were outstanding as of June 30, 1999. Once this registration statement is declared effective, holders of the Series E Preferred Stock may convert these securities into common stock in three or four monthly installments, depending on the price of the common stock, at a six percent discount from the average of the lowest closing bid prices of the common stock during the twenty trading days prior to conversion. The Company issued 100 shares of Series E Preferred Stock to a finder in connection with the private placement.

         For the six months ended June 30, 1999, the Company's operating activities used cash of $10,347,718. This was primarily the result of a $9,359,916 net loss and a net increase in inventories of $4,289,124, offset by a net increase in accounts payable of $3,757,854 and depreciation and amortization of $548,025. Cash used in investing activities for the year ended December 31, 1998 was $1,336,990, which included $457,765 in capitalized tooling costs, $186,972 related to obtaining and maintaining patents and $693,087 for the acquisition of property and equipment. Proceeds from the Company's financing activities for six months ended June, 1999 were $12,982,503, which primarily consisted of $10,875,701 from the issuance of Series D and Series E Preferred Stock, $3,356,802 from the issuance of the Company's common stock, net of related fees, offset by repayment of $1,250,000 for notes and loans. As a result of the above, cash and cash equivalents on hand as of June 30, 1999 was $2,156,841, an increase of $1,232,192 from the $924,949 of cash on hand as of December 31, 1998.

         For the six months ended June 30, 1998, the Company's operating activities used cash of $3,366,073. The net use of cash for the six months ended June 30, 1998 was primarily the result of a $3,792,505 net loss, offset by depreciation and amortization of $152,185. Cash used for investing activities for the six months ended June 30, 1998 was $198,765, which included $74,060 in capitalized tooling costs and $37,529 for the acquisition of property and equipment. Cash provided by financing activities for the six months ended June 30, 1998 was $6,627,195.

         At June 30, 1999, the Company had no material capital commitments.

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

         The Company did not meet the targets for escrow release for September 30, 1997 and September 30, 1998. As a result, 300,000 and 750,000 shares, respectively, were canceled from the escrow pool resulting in a reduction of 2.1% and 3.6% of the outstanding shares of common stock at that time.

         Given the levels of gross revenues and losses for the six months ended June 30, 1999, the Company's management believes that it is likely that the Company's gross revenues and allowable losses will not meet the performance targets of the 12-month period ending September 30, 1999. Accordingly, the release of the escrow shares for this period is only likely if the stock price equals or exceeds $11.00 for 25 consecutive trading days or 30 out of 35 consecutive trading days prior to September 30, 1999. If conditions are not met for release from escrow, then 750,000 shares of stock will be returned to the Company on September 30, 1999 and canceled, resulting in no earnings impact and a commensurately lower number of outstanding shares.

         Since the Company has reported losses, the loss per share for the Company is calculated using outstanding shares less shares held in escrow to avoid antidilution. Therefore, the cancellation of shares from escrow does not affect the reported loss per share.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:

         27.1     Financial Data Schedule

B)       REPORTS ON FORM 8-K

         No reports on form 8-K were filed during the quarterly period ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              XYBERNAUT CORPORATION


                              /s/ Edward G. Newman
                              -------------------------------------

                              By: Edward G. Newman
                                    President