Form 10QSB
period 1999-09-30
XYBERNAUT CORP
filed 1999-11-12
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                              SEPTEMBER 30, 1999 OR

             _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                          TRANSITION PERIOD FROM_______TO___________

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

                                 (703) 631-6925
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
                     (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]     NO _____

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES ____   NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                   Class                    Outstanding at  November 11, 1999
       Common stock - $0.01 par  value                 27,899,406

                                      INDEX

                                                                            PAGE
                                                                            ----

COVER PAGE.................................................................   1

INDEX......................................................................   2

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
              Consolidated Balance Sheets (unaudited)......................   3
              Consolidated Statements of Operations (unaudited)............   4
              Consolidated Statements of Cash Flows (unaudited)............   5
              Notes to Consolidated Financial Statements...................   6

     Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition................  10

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K.........................  17

                              XYBERNAUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                       ASSETS                             September 30, 1999       December 31,
                                                                              (Unaudited)             1998
                                                                          ------------------       -----------
Current assets:
    Cash and cash equivalents                                             $    299,415            $    924,649
    Accounts receivable, net                                                   623,424                 229,120
    Inventories, net                                                         6,420,562               1,347,668
    Prepaid and other current assets                                           889,317                 374,243
                                                                           -----------             -----------
              Total current assets                                           8,232,718               2,875,680
                                                                           -----------             -----------
Fixed assets:
    Property and equipment, net                                                854,799                 462,384
                                                                           -----------             -----------
Other assets:
    Patent costs, net                                                          718,183                 560,625
    Tooling costs, net                                                         263,109                 370,285
    Other                                                                      224,109                 142,614
                                                                           -----------              ----------
              Total other assets                                             1,205,401               1,073,524
                                                                           -----------              ----------
              Total assets                                                $ 10,292,918             $ 4,411,588
                                                                           ===========              ==========

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $  4,717,650             $ 1,626,897
     Accrued expenses                                                        2,695,555                 786,980
     Notes and loans payable                                                   140,000               1,250,000
                                                                           -----------              ----------
              Total liabilities                                              7,553,205               3,663,877
                                                                           -----------              ----------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 6,000,000 shares authorized; 8,600 and
       5,430 shares issued and outstanding as of September 30,
       1999 and December 31, 1998, respectively                              7,881,209                    182,378
    Common stock, $.01 par value, 40,000,000 shares authorized;
       23,734,892 and 21,359,751 shares issued and outstanding as of
       September 30, 1999 and December 31, 1998, respectively                  237,349                    213,597
    Additional paid-in capital                                              39,125,763                 31,716,067
    Accumulated deficit                                                    (44,608,501)               (31,364,331)
    Accumulated other comprehensive gain                                       103,893                          -
                                                                           -----------                -----------
              Total stockholders' equity                                     2,739,713                    747,711
                                                                           -----------                -----------
              Total liabilities and stockholders' equity                  $ 10,292,918                $ 4,411,588
                                                                           ===========                ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Three Months Ended September 30,   Nine Months Ended September 30,
                                      --------------------------------   -------------------------------
                                          1999               1998           1999             1998
                                      --------------     -----------     -----------     ------------
Revenue:

   Product sales and leases           $      794,508     $   259,043     $ 2,076,052         615,904
   Consulting and license                     13,227               -          21,614           1,839
                                       -------------      ----------     -----------      -----------
       Total revenue                         807,735         259,043       2,097,666         617,743



Cost of sales                                650,182         794,793       1,693,517       1,174,269
                                       -------------      ----------     -----------      ----------
       Gross profit (loss)                   157,553        (535,750)        404,149        (556,526)

Operating expenses:

   Sales and marketing                     1,831,147         934,513       6,588,302       2,085,660
   General and administrative              1,836,700       1,181,938       4,886,894       2,799,817
   Research and development                  343,012         851,712       2,184,213       1,862,481
                                   ------------------     ----------      ----------      ----------
       Total operating expenses            4,010,859       2,968,163      13,659,409       6,747,958
                                   ------------------     ----------      ----------      ----------

       Operating loss                     (3,853,306)     (3,503,913)    (13,255,260)     (7,304,484)

Other income, net                             18,884          23,638          66,226          31,705
                                        -------------     ----------      ----------      ----------
Loss before income taxes                  (3,834,422)     (3,480,275)    (13,189,034)     (7,272,779)
Provision for income taxes                    49,832               -          55,136               -
                                        ------------      ----------      ----------      ----------
Net loss                                  (3,884,254)     (3,480,275)    (13,244,170)     (7,272,779)

Provision for preferred stock
   dividends                                 125,949           3,235         229,456          59,794
Provision for accretion on
   preferred stock beneficial
   conversion feature                        574,861               -       1,379,804         907,489
                                         -----------      ----------      ----------      ----------

Net loss applicable to holders
     of common stock                    $ (4,585,064)    $(3,483,510)   $(14,853,430)    $(8,240,062)
                                         ===========      ==========      ==========      ==========

Net loss per common share applicable
   to holders of common stock (basic
   and diluted)                         $      (0.20)    $     (0.18)    $     (0.66)    $     (0.49)
                                         ============     ==========      ==========      ==========
Weighted average number of
   common shares outstanding
   (basic and diluted)                    23,283,408     $19,446,119      22,545,253      16,840,480
                                         ===========      ==========      ==========      ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              XYBERNAUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                             Nine Months Ended September 30,
                                                                       ----------------------------------------
                                                                              1999                    1998
                                                                       -------------------     ----------------
Cash flows from operating activities:
   Net loss                                                               $(13,244,170)         $(7,272,779)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                       992,427              331,866
           Gain on disposal of assets                                             (834)              (5,892)
           Provision for write-down of inventory                                     -              320,000
           Provision for bad debts                                              50,000              (18,697)
           Non-cash charges for property and equipment                               -              233,097
           Non-cash charges for tooling costs                                        -              299,266
           Non-cash charges for stock and warrants issued for services          11,772               91,511
   Changes in assets and liabilities:
     Inventories                                                            (4,310,575)             220,961
     Accounts receivable                                                      (269,570)             (21,265)
     Prepaid and other current assets                                         (495,047)            (362,907)
     Other assets                                                              (55,951)             (37,733)
     Accounts payable and accrued expenses                                   4,510,499             (162,879)
     Deferred revenue                                                            1,810               12,833
                                                                          ------------          -----------
            Net cash used in operating activities                          (12,809,639)          (6,372,618)
                                                                          ------------          -----------
Cash flows from investing activities:
   Sale of property and equipment                                                  834               28,312
   Acquisition of property and equipment, net                                 (861,103)            (103,750)
   Acquisition of patent costs                                                (350,239)            (202,715)
   Capitalization of tooling costs                                            (814,851)            (114,524)
                                                                          ------------          -----------
            Net cash used in investing activities                           (2,025,359)            (392,677)
                                                                          ------------          -----------
Cash flows from financing activities:
   Preferred stock offerings, net                                           11,845,509            1,348,496
   Common stock offerings, net                                               3,456,802            5,307,048
   Notes and loans                                                          (1,110,000)             (19,530)
   Other                                                                             -               (8,819)
                                                                          ------------          -----------
            Net cash provided by financing activities                       14,192,311            6,627,195
                                                                          ------------          -----------
Effect of exchange rate changes on cash and cash equivalents                    17,453                    -
                                                                          ------------          -----------

Net decrease in cash and cash equivalents                                     (625,234)            (138,100)
Cash and cash equivalents, beginning of period                                 924,649              952,366
                                                                          ------------          -----------
Cash and cash equivalents, end of period                                  $    299,415          $   814,266
                                                                          ============          ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                               $      1,483          $     2,526
                                                                          ============          ===========
   Cash paid during the period for income taxes                           $      9,419          $         -
                                                                          ============          ===========
Supplemental disclosure of non-cash financing activities:
   Common stock issued for preferred stock dividend requirements          $     65,934          $    85,266
                                                                          ============          ===========
   Common stock and warrants issued for services rendered                 $     11,772          $    98,438
                                                                          ============          ===========
   Provision for preferred stock dividend requirements                    $    229,456          $    59,794
                                                                          ============          ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              XYBERNAUT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIC OF PRESENTATION

         The accompanying unaudited, consolidated financial statements of Xybernaut Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in such financial statements. Please refer to the Annual Report on Form 10-KSB for the complete financial statements. Results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of results of operations expected for the full year ending December 31, 1999. The Company's fiscal year ends December 31.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of the Company and those of the Company's wholly-owned subsidiaries, Tech International of Virginia Inc. ("Tech Virginia"), Xybernaut KK and Xybernaut GmbH. All material intercompany accounts and transactions have been eliminated.

         The Company recognizes revenues to end-users upon shipment pursuant to a valid purchase order ("sell-to accounting"). Shipments to distributors are accounted for using "sell-through accounting," under which revenue is recognized when the distributor ships to an end-user, until such time as an adequate history of shipments and returns from distributors can be developed to allow for revenue to be recognized upon shipment offset by an allowance for returns. Shipments to distributors are treated as revenue upon shipment only if shipped pursuant to a separate purchase order that stipulates that the products are for demonstration or testing by the distributor and that the obligation to pay is binding and not subject to contingencies.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the statement of operations or in a separate statement. The Company's comprehensive gain was $103,893 for the nine months ended September 30, 1999 and consists entirely of foreign currency translation adjustments.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, the Company does not utilize derivative instruments. Therefore, the adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company plans to adopt SFAS 133 for the year ending December 31, 2001.

4.       FINANCINGS

         As of September 30, 1999, the Company had 6,000,000 shares of authorized Preferred Stock of which 3,000, 4,180, 375, 10,500, and 2,100 shares had been designated as Convertible Preferred Stock Series A, B, C, D, and E, respectively ("Series A, B, C, D and E Preferred Stock"). Under the terms of the Company's Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of Preferred Stock.

         On June 30, 1997, the Company issued 3,000 shares of Series A Preferred Stock for gross proceeds of $3,000,000. These shares were eligible for conversion into common stock as follows: 25% at September 28, 1997, 25% at January 1, 1998, 25% at April 1, 1998 and the final 25% at July 1, 1998. The Series A Preferred Stock was eligible for conversion at the lesser of 82% of the average five closing bid prices prior to conversion or $3.50. The closing bid price of the common stock on June 29, 1997 was $2.75. As of December 31, 1998, all Series A Preferred Stock had been converted into 1,958,981 shares of common stock, which included payment of all accrued dividends.

         On November 12, 1997, the Company issued 3,180 shares of Series B Preferred Stock for gross proceeds of $3,180,000. In 1998, the Company issued an additional 1,000 shares of Series B Preferred Stock with identical terms for an additional gross proceeds of $1,000,000. These shares were eligible for conversion into common stock as follows: 25% at February 10, 1998, 25% at March 12, 1998, 25% at April 13, 1998 and the final 25% at May 11, 1998. The Series B Preferred Stock was eligible for conversion at the lesser of 85% of the average five closing bid prices prior to conversion, or $2.75. The closing bid price of the common stock on November 11, 1997 was $2.875. As of December 31, 1998, all Series B Preferred Stock had been converted into 3,172,239 shares of common stock, which included payment of all accrued dividends.

         On May 22, 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. These shares were eligible for conversion into common stock as follows: 25% at August 15, 1998, 25% at November 14, 1998, 25% at February 15, 1999 and the final 25% at May 15, 1999. The Series C Preferred Stock was eligible for conversion at the lesser of 100% of the average five closing bid prices prior to conversion or $4.00. The closing bid price of the common stock on May 21, 1997 was $6.00. The closing bid price of the common stock on June 29, 1997 was $As of September 30, 1999, all Series C Preferred Stock had been converted into 165,230 shares of common stock, which included payment of all accrued dividends.

         On March 10, 1999, the Company issued the first tranche of 5,000 shares of the Company's Series D Preferred Stock, par value $0.01 per share, for gross proceeds of $5,000,000. An additional 5,000 shares of Series D Preferred Stock were issued upon the effectiveness of a registration statement covering the resale of the common stock issuable upon conversion of the Series D Preferred Stock for gross proceeds of $5,000,000. In connection with these issuances, the investors received warrants to purchase 20 shares of common stock for each share of Series D Preferred Stock purchased. The warrants have an exercise price of $6.09 per share and a term of three years. The Series D Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series D Preferred Stock into common stock. The Series D Preferred Stock were eligible for conversion in four monthly installments starting on May 17, 1999, the effective date of the registration statement covering resale of the common stock underlying the Series D Preferred Stock. The Series D Preferred Stock may be converted into shares of common stock by dividing the dollar amount of Series D Preferred Stock outstanding by the lesser of 100% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion or $4.875, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. The Company may redeem the Series D Preferred Stock at any time for a premium to face value that varies depending on the timing of redemption. In connection with this private placement, the Company also issued an additional 500 shares of Series D Preferred Stock to a finder, which shares are expected to be cancelled and replaced by cash or equity, or a combination thereof. As of September 30, 1999, holders of the Series D Preferred Stock had converted 4,000 shares into 2,022,366 shares of common stock, which included payment of all accrued dividends on these 4,000 shares of Series D Preferred Stock.

         On May 12, 1999, the Company issued 2,000 shares of Series E Preferred Stock, par value $0.01 per share, for gross proceeds of $2,000,000. In connection with this issuance, the investor received warrants to purchase a total of 50,000 shares of common stock. The warrants have an exercise price of $4.648 per share and a term of three years. The Series E Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series E Preferred Stock. The Company may redeem the Series E Preferred Stock at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels. The Series E Preferred Stock were eligible for conversion into common stock in three or four equal monthly installments, depending on the trading volume of the common stock, starting on September 9, 1999.

Holders of the Series E Preferred Stock may convert these securities into shares of common stock at the lesser of 94% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion, or $3.719, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. A registration statement to register the common stock underlying the Series E Preferred Stock has been filed with the SEC but has not been declared effective. An additional 100 shares of Series E Preferred Stock were issued to a finder in connection with this private placement, which shares are expected to be cancelled and replaced by cash or equity, or acombination thereof. As of September 30, 1999, no shares of Series E Preferred Stock had been converted into common stock.

         The Company's preferred stock issues have included nondetachable conversion features that are considered to be "in the money" at the date of issuance (a "beneficial conversion feature"). The beneficial conversion feature was recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders could realize the maximum beneficial conversion. As a result of the accumulated deficit, the value of the preferred stock was not allocated between par value and additional paid-in capital and the accretion of the value allocated to the beneficial conversion on the preferred stock and the related dividends is recorded against additional paid-in capital.

         In August 1999, the Company entered into a financing agreement with a lender under which the Company receives 80% of an accounts receivable balance upon presentation to the lender of certain documentation supporting the underlying sale. The Company receives the remaining 20%, net of a fee paid to the lender, upon collection of the original accounts receivable balance. Initial placement fees associated with this facility total $60,000, of which $43,333 was paid during the three months ended September 30, 1999, and are being amortized over the five month period ending December 31, 1999.

         On September 21, 1999, the Company completed a $100,000 private placement of common stock in which 135,000 restricted shares, as defined in Rule 144 promulgated under the Securities Act, were issued.

5.       ESCROWED SHARES

         As a condition to the Company's initial public offering (the "IPO"), a representative of the several underwriters required certain of the Company's stockholders to deposit a total of 1,800,000 shares of common stock (the "Escrowed Shares") in escrow pursuant to an escrow agreement.

       The Escrowed Shares were to be released over a three-year period in the event the Company's gross revenues and earnings (loss) per share for the 12-month periods ending September 30, 1997, 1998 and 1999 equaled or exceeded certain per share targets or if the Company's stock price exceeded a certain per share target price. If such targets were not met, certain amounts of the Escrowed Shares were to be returned to the Company and canceled.

         The Company did not meet the targets for escrow release for the periods ending September 30, 1997, 1998 or 1999. As a result, 300,000, 750,000 and
750,000 shares of common stock were canceled from the escrow pool at the end of each of these periods, respectively, resulting in a reduction of 2.1%, 3.6%, and 3.1%, respectively, of the outstanding shares of common stock.

         Since the Company has reported losses, the loss per share is calculated using outstanding shares less shares held in escrow to avoid antidilution. Therefore, the cancellation of shares from escrow does not affect the reported loss per share.

6.       LEGAL PROCEEDINGS

         On March 19, 1998, Matrix Corporation ("Matrix") filed a complaint against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of an agreement between the two companies concluded in December 1997 (the "December Agreement"); and that the Company should return all goods shipped by Matrix under both the December Agreement and a prior agreement concluded in June 1997 (the "June Agreement"). The Company and its legal counsel filed a counterclaim against Matrix stating that Matrix failed to perform to the requirements of both the June Agreement and the December Agreement and that the Company has been damaged by this failure to perform. The trial for the case was completed in August 1999 and on September 22, 1999 the District Court rendered a judgment against the Company, under which the Company is required to pay Matrix approximately $800,000 plus pre-judgment interest calculated as specified in the judgment. On or about October 21, 1999, Matrix filed an appeal from that part of the judgment that denied certain additional relief to Matrix.

On October 27, 1999, the Company filed a cross appeal of the judgment and made an application to stay enforcement of the judgment pending the conclusion of the appellate proceedings, which application is currently pending before the District Court. On or about November 2, 1999, Matrix filed an application to withdraw its appeal from judgment. This application is currently pending before the District Court. The Company accrued $200,000 and $600,000 during the three months ended June 30, 1999 and September 30, 1999, respectively, related to this legal proceeding. During the three months ended September 30, 1999, the Company accrued $150,000 in legal fees incurred in connection with this lawsuit. These amounts are included in the Company's general and administrative expenses in the related periods.

7.       INVENTORY

         Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. On a periodic basis, management evaluates the carrying value of inventory. As of September 30, 1999 and December 31, 1998, the allowance to reduce inventory balances to net realizable value was $0 and $770,557, respectively.

8.       SUBSEQUENT EVENTS

         In October 1999, the investors converted an additional 2,000 shares of Series D Preferred Stock, along with related dividends, into 2,037,033 shares of common stock.

         In October 1999 and November 1999, the Series E Preferred Stock investor converted all of its 2,000 shares of Series E Preferred Stock, along with related dividends, into 1,627,481 shares of common stock

         In November 1999, the Company issued 500,000 shares of its common stock to certain investors who exercised warrants granted in connection with the establishment of an equity line of credit for gross proceeds of $750,000.

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

         The first product to be commercialized by the Company was the proprietary portable computer technology and related software applications embodied in its Mobile Assistant(R) Series. The first product in this series was introduced in 1994 and used "486" based technology and the most recent model in this series is the Mobile Assistant IV(R) ("MA IV"), which uses a Pentium chipset that runs at 200 MHz or 233 MHz. The Company also offers linkAssist
(TM), a software product that provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to virtually any application without altering the original data. In addition to these products, the Company offers services to its customers for the design and use of information systems, primarily in conjunction with applications using the Company's wearable computers. The Company also has a license to Data Disk storage technology that allows up to 80 Mb of compressed data to be stored on a durable device the size of a "dogtag."

         Since inception, the Company has financed its operations primarily through private and public sales of equity securities, and to a lesser extent, cash generated from operations. In 1998 and 1997, the Company received cash of $10,426,622 and $5,710,406, respectively, from private placements of its equity securities, net of expenses. During the nine months ended September 30, 1999, the Company received $15,302,311 from private placements of its equity securities, net of expenses.

         The Company derives its revenues from sales of the Mobile Assistant(R) Series, consulting services related to the Mobile Assistant(R), application software for the Mobile Assistant(R), and other computer platforms. In the quarter ended September 30, 1999, the Company derived approximately 98% of its revenues from sales of the Mobile Assistant(R). In the future, the Company expects to derive additional revenues from licensing its intellectual property, services, the sale of software, and sales of additional optional components of the Mobile Assistant(R) Series. Cost of sales include the cost of components for the Mobile Assistant(R) Series, direct labor, direct materials, overhead allocations, inventory obsolescence charges, amortization of tooling costs and shipping costs.

         The Company has incurred operating losses throughout 1999 and expects such losses to continue in the near term as it expands its product development and marketing efforts. At September 30, 1999, the Company had an accumulated deficit of $44,608,501. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company and minimize operating expenses. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative operating cash flows through 1999 and for a period of time thereafter. The Company will need to conclude additional debt, equity or working capital financings to fund these negative operating cash flows.

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

         The  Company   intends  to  continue   expenditures   on  research  and
development of additional hardware and software products. Research and development activities consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after which any additional costs are capitalized until the software is ready for release. The Company shipped its linkAssist(TM) software during 1997, 1998, and 1999. Costs eligible for capitalization under SFAS 86 were immaterial during these periods and were not capitalized. Research and development expenses for the nine months ended September 30, 1999 and 1998 were $2,184,213 and $1,862,481, respectively, none of which were capitalized.

         The Company's consolidated financial statements, for all periods presented, include the results of operations of Tech Virginia, Xybernaut KK and Xybernaut GmbH. The consolidated financial statements contain eliminations for all material transactions between the Company and its wholly-owned subsidiaries for all periods presented.

         The Company's consolidated financial statements contain a provision for income tax expense for its operations outside the United States, but there is no provision for income tax expense related to the Company's operations in the United States due to net operating losses incurred since inception. Subject to realization, the Company has generated net operating losses that can be used to offset U.S. taxable operating income in the future. At September 30, 1999, the Company had approximately $40,000,000 of net operating loss carry forwards for federal income tax purposes that begin to expire in 2010. The use of these carry forwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

DISCLOSURE REGARDING YEAR 2000 COMPLIANCE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

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

         As a result of this testing, it was determined that the Company's phone system was not Y2K compliant. Replacement or modification of the existing phone system to provide similar capabilities and Y2K compliance is estimated to cost between $50,000 and $75,000. Outside of the phone system, the cost to the Company of testing and modifying its computer systems to obtain Y2K compliance was less than $10,000 in the aggregate.

         The Company has contacted all of its significant suppliers and large customers to determine the possible effect on its operations of their inability or failure to remediate their own Year 2000 Issues. The Company cannot guarantee that the systems of other companies on which its systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on its operations. The Company's estimates of the date of completion and cost of its Year 2000 project are based on its best estimates, which it derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

RESULTS OF OPERATIONS

         The following table sets forth items from the Consolidated Statements of Operations as a percentage of revenues:

                                             Three Months Ended                Nine Months Ended
                                          -------------------------        ------------------------
                                           9/30/99         9/30/98          9/30/99        9/30/98
                                          ---------       ---------        ---------      ---------
Revenues                                     100.0%          100.0%           100.0%        100.0%
Cost of sales                                 80.5%          306.8%            80.7%        190.1%
                                          ---------       ---------        ---------      ---------
   Gross margin                               19.5%         (206.8%)           19.3%        (90.1%)

Operating expenses:
   Sales & marketing                        226.7%           360.7%           314.1%        337.6%
   General & administrative                 227.4%           456.3%           233.0%        453.2%
   Research & development                    42.5%           328.8%           104.1%        301.5%
                                         ---------        ---------       ----------     ---------
Total operating expenses                    496.6%         1,145.8%           651.2%      1,092.3%
Other income and income taxes                (3.8%)            9.1%             0.5%          5.1%
                                         ---------        ---------       ----------     ---------
Net loss                                   (480.9%)       (1,343.5%)         (631.4%)    (1,177.3%)
                                         =========        =========       ==========     =========
Provisions for preferred stock               86.8%             1.2%            76.7%        156.6%
                                         =========        =========       ==========     =========
Net loss applicable to holders
of common stock                            (567.7%)       (1,344.8%)         (708.1%)    (1,333.9%)
                                         =========        =========       ==========     =========


          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         REVENUES. Revenues for the quarter ended September 30, 1999 were $807,735, an increase of $548,692, or 212%, compared to $259,043 for the corresponding period in 1998. The increase in revenues for the quarter ended September 30, 1999 was primarily related to the higher number of sales of the MA IV in the 1999 period compared to the lower number of sales of older-generation Mobile Assistant(R) units in the corresponding 1998 period.

         COST OF SALES. The cost of sales for the quarter ended September 30, 1999 was $650,182, a decrease of $144,611, or 18%, compared to $794,793 in the corresponding period in 1998. The cost of goods sold decreased because of higher margins on the MA IV compared to the margins on the older-generation Mobile Assistant (R) sold prior to the introduction of the MA IV and because of approximately $480,000 in non-cash charges recorded in the quarter ended September 30, 1998 to write-down certain inventories and to write-off certain capitalized tooling costs for which there was no comparable item for the same period of the current year.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended September 30, 1999 were $1,831,147, an increase of $896,634, or 96%, compared to $934,513 for the corresponding period in 1998. The increase resulted mainly from increases in expenses related to additional marketing and advertising programs to support the launch of the MA IV, personnel and infrastructure costs to support sales, marketing and customer service, and expenses related to the Company's subsidiaries in Germany and Japan.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended September 30, 1999 were $1,836,700, an increase of $654,762, or 55%, compared to $1,181,938 for the corresponding period in 1998. This increase was caused by an accrual of approximately $900,000 for legal expenses and judgments, for which there was no comparable item for the same period of the prior year. Without this accrual, general and administrative expenses were $936,700 for the quarter, a decrease of $245,238, or 21%, compared to $1,181,938 for the corresponding period in 1998. This decrease is primarily the result of the Company's continued efforts to reduce operating expenses commensurate with revenue levels.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the quarter ended September 30, 1999 were $343,012, a decrease of $508,700, or 60%, compared to $851,712 for the corresponding period in 1998. This decrease is the result of both the significant expenditures made during the quarter ended September 30, 1998 related to the research and development efforts for the MA IV without any comparable expenses for new product development in the quarter ended September 30, 1999, and the use of technology and production partners to fund development and non-recurring engineering costs during the quarter ended September 30, 1999. These results are consistent with the Company's objective of funding basic product development and having its manufacturing partners fund the detailed product development and manufacturing setup costs.

         OTHER INCOME, NET. Other income for the quarter ended September 30, 1999 was $18,884, a decrease of $4,754, or 20%, compared to $23,638 for the corresponding period in 1998. This decrease is primarily the result of gains from exchange of assets and interest income, partly offset by interest expense.

         PROVISION FOR TAXES. The provision for taxes for the quarter ended September 30, 1999 was $49,832, compared to no provision for taxes for the corresponding period in 1998. This provision is related to the Company's operations outside of the U.S. There is no provision for income tax expense related to the Company's operations in the United States due to net operating losses incurred since inception.

         DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company's outstanding preferred stock accrues dividends at 5% per annum on the outstanding principal amount. For the quarter ended September 30, 1999, the amount of dividends accrued was $125,949, an increase of $122,714, or 3,793%, compared to $3,235 for the same period of the prior year. In accordance with the Emerging Issues Task Force report titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the accretion of the beneficial conversion feature recognized in the quarter ended September 30, 1999 was $574,861, an increase of $574,861 compared to $0 for the same period a year earlier. This increase was related to the issuance of the Series D Preferred Stock and Series E Preferred Stock during 1999 and related accretion. Additional paid-in capital is reduced by the amount of accretion and preferred stock is increased by the amount of accretion, resulting in no impact on overall stockholders' equity.

         NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the quarter ended September 30, 1999 was $4,585,064, an increase of $1,101,554, or 32%, compared to $3,483,510 for the corresponding period in 1998.


                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES. Revenues for the nine months ended September 30, 1999 were $2,097,666, an increase of $1,479,923, or 240%, compared to $617,743 for the nine months ended September 30, 1998. The increase in revenues was primarily related to the higher number of sales of MA IV units in the nine months ended September 30, 1999 compared to the lower number of sales of older-generation Mobile Assistant(R) units in the corresponding 1998 period.

         COST OF SALES. The cost of goods sold for the nine months ended September 30, 1999 was $1,693,517, an increase of $519,248, or 44%, compared to $1,174,269 for the corresponding period in 1998. The cost of goods sold increased commensurately with the increase in sales while being offset by approximately $480,000 in non-recurring charges recorded in the quarter ended September 30, 1998 to write-down certain inventories and to write-off certain capitalized tooling costs for which there was no comparable item in the same period of the current year.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended September 30, 1999 were $6,588,302, an increase of $4,502,642, or 216%, compared to $2,085,660 for the corresponding period in 1998. This increase resulted mainly from increases in expenses related to additional marketing and advertising programs to support the launch of the MA IV, personnel and infrastructure costs to support sales, marketing and customer service, and expenses related to the Company's subsidiaries in Germany and Japan.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1999 were $4,886,894, an increase of $2,087,077, or 75%, compared to $2,799,817 for the corresponding period in 1998. This increase resulted primarily from increases in personnel and infrastructure expenses related to the increased business activity and the establishment and activities of the Company's subsidiaries in Germany and Japan. In addition, $1,100,000 was accrued for separation and legal expenses during the nine months ended September 30, 1999, for which there was no comparable item during the 1998 period. Without this accrual, general and administrative expenses were $3,786,894 for the quarter, an increase of $987,077, or 35%, compared to $2,799,817 for the corresponding period in 1998.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended September 30, 1999 were $2,184,213, an increase of $321,732, or 17%, compared to $1,862,481 for the corresponding 1998 period. This increase reflects the Company's research and development efforts for accessories and improvements to existing products along with future products.

         OTHER INCOME, NET. Other income for the nine months ended September 30, 1999 was $66,226, an increase of $34,521, or 109%, compared to $31,705 for the corresponding period in 1998. This increase is primarily the result of a gain from exchange of assets and net interest income.

         DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company's preferred stock accrues dividends at 5% per annum on the outstanding principal amount. For the nine months ended September 30, 1999, the amount of dividends accrued was $229,456, an increase of $169,662, or 284%, compared to $59,794 for the same period of the prior year. In accordance with the Emerging Issues Task Force report titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the accretion of the beneficial conversion feature recognized in the nine months ended September 30, 1999 was $1,379,804, an increase of $472,315 or 52%, compared to $907,489 for the same period a year earlier. This increase was caused by the larger beneficial conversion feature related to the issuance of the Series D Preferred Stock and Series E Preferred Stock during the period, compared to the value of the beneficial conversion feature attributable to the other preferred stock outstanding for the corresponding period in 1998. Additional paid-in capital is reduced by the amount of accretion and preferred stock is increased by the amount of accretion, resulting in no impact on overall stockholder's equity.

         NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to common stock for the nine months ended September 30, 1999 was $14,853,430, an increase of $6,613,368, or 80%, compared to $8,240,062 for the corresponding period in 1998.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has  financed its  operations  through its IPO, the private
sale  of  its  securities,   vendor  credit,  and  short-term   borrowings  from
management, stockholders and others.

         On July 18, 1996, the Company completed its IPO and sold 2,415,000 units at a price of $5.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock at $9.00 (the "Unit"). The warrants expired on their own terms on July 19, 1999. Gross proceeds from the sale of the Units were $13,282,500 and net proceeds after expenses were $10,842,487.

         In 1997, the Company issued 3,000 and 4,180 shares of Series A and Series B Preferred Stock, respectively, for gross proceeds of $7,180,000. As of December 31, 1998, all Series A and Series B Preferred Stock had been converted into 5,131,223 shares of common stock, which included payment of all dividends.

         In April 1998, the Company entered into an equity line of credit agreement and received an initial gross amount of $1,000,000 in exchange for common stock. Under this line of equity, the Company had the right, but not the obligation, to obtain up to an additional $10,000,000 in a series of equity drawdowns based on terms and conditions specified in the line of credit.

         On May 22, 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. As of September 30, 1999, all Series C Preferred Stock had been converted into 165,230 shares of common stock, which included payment of all dividends.

         In June 1998, the Company completed a $1,000,000 private placement of common stock in which 153,846 restricted shares, as defined in Rule 144 promulgated under the Securities Act, were issued at a price of $6.50 per share.

         In June 1998, the Company amended and exercised a put option in the aggregate principal amount of $3,000,000 under the April 1998 private equity line of credit agreement mentioned above. In connection with such action, the Company issued 545,454 shares of common stock. Such shares were subject to restrictions on resale for a period of nine months and to repricing upon occurrences of certain conditions. Subsequent to that time, the Company issued an additional 94,004 shares upon the occurrence of certain repricing events.

         In October 1998, the Company entered into a financing agreement with an investor pursuant to which the Company sold $2,600,000 of common stock to this investor during the period from October 8, 1998 to November 12, 1998. The Company issued 593,201 shares of common stock at prices ranging from $4.04 to $5.72 under this financing agreement.

         In November 1998, the Company entered into a financing agreement with an investor pursuant to which the Company sold $1,595,000 of common stock to this investor. The Company issued 290,000 shares of common stock at $5.50 per share under this financing agreement. Such shares were subject to repricing under certain circumstances. Subsequent to that time, the Company issued an additional 150,000 shares upon the occurrence of certain repricing events.

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

         On March 10, 1999, the Company completed the first tranche of 5,000 shares of the Company's Series D Preferred Stock, par value $0.01 per share, for gross proceeds of $5,000,000. An additional 5,000 shares of Series D Preferred Stock were issued upon the effectiveness of a registration statement covering the resale of the common stock issuable upon conversion of the Series D Preferred Stock for gross proceeds of $5,000,000. In connection with these issuances, the investors received warrants to purchase 20 shares of common stock for each share of Series D Preferred Stock purchased. The warrants have an exercise price of $6.09 per share and a term of three years. The Series D Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series D Preferred Stock into common stock. The Series D Preferred Stock were eligible for conversion in four monthly installments starting on May 17, 1999, the effective date of the registration statement covering resale of the common stock underlying the Series D Preferred Stock. The Series D Preferred Stock may be converted into shares of common stock by dividing the dollar amount of Series D Preferred Stock outstanding by the lesser of 100% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion or $4.875, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. The Company may redeem the Series D Preferred Stock at any time for a premium to face value that varies depending on the timing of redemption. In connection with this private placement, the Company also issued 500 shares of Series D Preferred Stock to a finder. As of September 30, 1999, holders of the Series D Preferred Stock had converted 4,000 shares into 2,022,366 shares of common stock, which included payment of all accrued dividends. Between September 30, 1999 and November 11, 1999, holders of the Series D Preferred Stock converted an additional 2,000 shares into 2,037,033 shares of common stock, which included payment of all accrued dividends, leaving 4,500 shares of Series D Preferred Stock outstanding as of this date. Of these outstanding shares, 500 shares were issued to the finder in connection with this private placement and are expected to be cancelled and replaced by cash or equity, or a combination thereof.

         On May 12, 1999, the Company issued 2,000 shares of Series E Preferred Stock, par value $0.01 per share, for gross proceeds of $2,000,000. In connection with this issuance, the investor received warrants to purchase a total of 50,000 shares of common stock. The warrants have an exercise price of $4.648 per share and a term of three years. The

         Series E Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series E Preferred Stock. The Company may redeem the Series E Preferred Stock at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels. The Series E Preferred Stock were eligible for conversion into common stock in three or four equal monthly installments, depending on the trading volume of the common stock, starting on September 9, 1999. Holders of the Series E Preferred Stock may convert these securities into shares of common stock at the lesser of 94% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion or $3.719, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. A registration statement to register the common stock underlying the Series E Preferred Stock has been filed with the SEC but has not been declared effective. An additional 100 shares of Series E Preferred Stock were issued to a finder in connection with this private placement. As of September 30, 1999, no shares of Series E Preferred Stock had been converted into common stock. Between September 30, 1999 and November 11, 1999, holders of the Series E Preferred Stock converted 2,000 shares into 1,627,481 shares of common stock, leaving 100 shares of Series E Preferred Stock outstanding as of this date. These 100 shares of Series E Preferred Stock were issued to a finder in connection with this private placement and are expected to be cancelled and replaced by cash or equity, or a combination thereof.

         In August 1999, the Company entered into a financing agreement with a lender under which the Company receives 80% of an accounts receivable balance upon presentation to the lender of certain documentation supporting the underlying sale. The Company receives the remaining 20%, net of a fee paid to the lender, upon collection of the original accounts receivable balance. Initial placement fees associated with this facility total $60,000, of which $43,333 was paid during the three months ended September 30, 1999, and are being amortized over the five month period ending December 31, 1999.

         On September 21, 1999, the Company completed a $100,000 private placement of common stock in which 135,000 restricted shares, as defined in Rule 144 promulgated under the Securities Act, were issued.

         For the nine months ended September 30, 1999, the Company's operating activities used cash of $12,809,639. This was primarily the result of a $13,244,170 net loss and a net increase in inventories of $4,310,575, offset by a net increase in accounts payable of $4,510,499 and depreciation and amortization of $992,427. Cash used in investing activities for the nine months ended September 30, 1999 was $2,025,359, which included $814,851 in capitalized tooling costs, $350,239 related to the acquisition of patents and $861,103 for the acquisition of property and equipment. Proceeds from the Company's financing activities for nine months ended September 30, 1999 were $14,192,311, which primarily consisted of proceeds of $11,845,509 from the issuance of Series D and Series E Preferred Stock, $3,456,802 from the issuance of the Company's common stock, both net of related fees, offset by net repayment of $1,110,000 for notes and loans. As a result of the above, cash and cash equivalents on hand as of September 30, 1999 was $299,415, a decrease of $625,234 from the $924,649 of cash on hand as of December 31, 1998.

         For the nine months ended September 30, 1998, the Company's operating activities used cash of $6,372,618. This net use of cash for the nine months ended September 30, 1998 was primarily the result of a $7,272,779 net loss, offset by non-cash charges and depreciation and amortization of $1,184,229. Cash used for investing activities for the nine months ended September 30, 1998 was $392,677 and was primarily related to acquisition of property and equipment, patents, and tooling costs. Cash provided by financing activities for the nine months ended September 30, 1998 was $6,627,195, which primarily consisted of net proceeds of $1,348,496 and $5,307,048 from the issuance of the Company's preferred and common stock, respectively.

         At September 30, 1999, the Company had informal agreements with several of its suppliers to take shipments of additional inventory of parts and components during the first half of 2000. While the timing and amount of these shipments may be adjusted, the total amount of inventory and related payment under these agreements could be approximately as much as $1,500,000 to $2,000,000.

         The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands sales and production of the Mobile Assistant(R), and expands its full sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. In addition to cash requirements for future business activities, the Company had accounts payable and accrued expenses of $7,413,205 as of September 30, 1999, the majority of which relates to the purchase of inventory and portions of which are past due. Management is currently exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. In addition, the Company is formulating a program to reduce operating expenses commensurate with anticipated revenues, but there can be no assurance that it will be able to do so. If additional funds are raised by the Company through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company will be reduced. The Company's management believes that the combination of cash on hand and outside funding will provide sufficient liquidity to meet the Company's ongoing cash requirements. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company.

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

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:

         27.1     Financial Data Schedule

B)       REPORTS ON FORM 8-K

         On September 17, 1999, the Company filed a Report on Form 8-K dated September 13, 1999 which disclosed a change in the Company's certifying accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   XYBERNAUT CORPORATION


                                   /s/  Edward G. Newman
                                   ---------------------------------------------
                                   By:  Edward G. Newman
                                        President