Form 10KSB
period 1999-12-31
XYBERNAUT CORP
filed 2000-03-17
CIK 1013148

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                         Common stock, $0.01 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

     State issuer's revenues for its most recent fiscal year: $3,340,272

     The aggregate market value at March 14, 2000 of the Common Stock of the issuer, its only class of voting stock, was $842,505,431 of which $741,625,710 was held by non-affiliates, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System Small Cap Market on that date. Such market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the issuer's Common Stock at March 14, 2000 was 36,730,482.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

     Transitional Small Business Disclosure Format  Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                                  INTRODUCTION

     Xybernaut Corporation, a Delaware corporation (the "Company"), is engaged in the research, development and commercialization of mobile computing and communication systems along with related software solutions designed to enhance personal productivity and improve the accuracy, timeliness and utilization of captured data. The Company's current mobile computing and communications product is the Mobile Assistant(R) IV (MA IV(R)) model.

     The MA IV is a wearable Pentium(R) PC which combines the speed, memory, processing, multimedia and communications capabilities of a desktop personal computer ("PC") in a lightweight, user-supported unit with hands-free operation and simultaneous user mobility. The MA IV is a combination of hardware and software designed to be worn on the body to perform complex and time consuming tasks such as remote video teleconferencing, installation, maintenance, repair and inspection of complex technological and mechanical systems, retrieval and analysis of medical information from remote locations, and coordination of remote commercial and industrial activities, or military field operations.

     The MA IV incorporates technologically advanced optional features such as real-time, two-way video and audio communications through radio frequency transmissions or integrated cellular linkups, global positioning system tracking capabilities and access to information through the Internet and World Wide Web. The head-mounted display ("HMD") unit includes a two-way audio system and optional built-in video camera, weighs approximately l5 ounces and presents a desk-top quality full VGA color image that is approximately equivalent to that of a 15" VGA monitor at a distance of two feet. An optional light-weight, 6.4 inch, full VGA color, flat panel display ("FPD"), with integrated digitizer, is offered for users who either do not desire an HMD, do not need to be hands-free to perform their job, or need to capture signatures and other forms-related data. The body-worn computing unit is designed to allow operation in environmental conditions in which conventional portable computers could not previously operate, weighs less than two pounds and is designed to run software applications designed for Microsoft(R) Windows(R) 3.11, Windows 95, 98, Windows NT(TM), DOS, SCO UNIX(R) and LINUX.

     The Company currently offers a multi-media development toolkit and the linkAssist(TM) software package, which is designed to get user documentation up and running on the Mobile Assistant(R), or any PC, quickly by providing a windows-style graphical user interface ("GUI") and the ability to link data stored in most formats in most locations without disturbing the original data. This software can also be used on conventional desktop or laptop computers and features automatic speech enablement of hyperlinks across platforms, formats, and media. The Company has also established a professional services group to provide custom solutions development for its customers and to provide needs assessment and implementation assistance for solutions involving wearable applications.

     The Company's executive and administrative offices are located at 12701 Fair Lakes Circle, Fairfax, Virginia 22033. Its telephone number is (703) 631-6925, and its e-mail address for investor inquiries is investorrel@xybernaut.com.

                           FORWARD-LOOKING STATEMENTS

     To keep investors informed of the Company's future plans and objectives, this Annual Report on Form 10-KSB (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to profit from the Mobile Assistant(R) as expected (see "Products and Product Development"), the Company's ability to meet competition (see "Competition"), the Company's ability to maintain superior technological capability, foreseeing changes and continuing to identify, develop and commercialize innovative and competitive products and systems (see "Research and Development"), the Company's ability to penetrate different markets and successfully expand its market base (see "Marketing and Sales"), the Company's ability to attract and retain technologically qualified personnel, particularly in the areas of research and development (see "Employees"), and the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-KSB).

                               INDUSTRY OVERVIEW

     There has been an ongoing evolution to personalize the computer by moving it physically closer to the user, from mainframes, to distributed systems, to desktops, to notebooks and now to wearable systems. The commercialization of mobile computing products combined with significant increases in the number and scope of software applications has resulted in a multi-billion dollar market. In addition, the rapid growth in the World Wide Web of the Internet has resulted in computers increasingly being used as communication tools as well as computing tools. Advances in wireless communications have accelerated this convergence of computing and communications as cell phones and personal digital assistants ("PDAs") have added computing or wireless communicating capabilities to serve as such convergence devices for mobile use. Wireless local area networks ("LANs") now operate at sufficient speeds to allow the Company's MA IV to function as "just another node on the network" by running existing desktop applications in a wireless mode on a network with little to no modification.

     The Company believes that users looking for mobile computing and communications capabilities through cellular phones, pagers, PDAs, portable email devices and portable computers will increasingly demand that one device provide these capabilities rather than the many devices that are currently required. The Company believes that its wearable PC products are uniquely suited to meet this demand, that limited-capability or special-purpose devices will eventually be replaced by wearable PCs that provide consistent interfaces and full functionality no matter whether they are used in an office, travel, home or automobile environment. The Company believes that the potential to develop a substantial market for its mobile computing and communication hardware and software products is demonstrated by the substantial historic and projected growth in all forms of mobile computing and communication devices.

     In conjunction with this personalization of hardware has come a personalization of software to provide the user with the information they need to perform the task at hand and the expansion of Enterprise Resource Planning ("ERP") systems that extend computing capabilities across an organization, not just within certain functions of the organization. A recent study by IDC on wearable computers stated that approximately half of the workers at large U.S. companies do not work at a fixed location and do not have access to their company's information technology as they move around. A study by the Gartner Group concluded that 137 million workers worldwide do not work at a fixed location. The Company believes that its products and services are ideally positioned to provide information access to this pool of workers, and allow the companies in this situation to leverage their existing investment in information technology to this "other half" of their workforce. Further, the Company believes that its products and services are also ideally suited to capture the growing consumer interest in computing and communications devices.

                               BUSINESS STRATEGY

     The Company's objective is to be the leading provider of hands-free mobile computing and communication systems, along with related solutions and software to enhance productivity in a wide variety of applications. To achieve this objective, the Company intends to pursue the following strategies:

     LEVERAGE CORE COMPETENCIES. The Company believes its core competencies, which have been developed since its inception, are the integration and adaptation of innovative computer hardware and software technologies into hands-free, mobile computing and communications solutions that enhance end user productivity. The Company will seek to expand applications for its technologies and to capitalize on the breadth of its expertise by developing new hardware and software products. Consistent with this strategy, the Company will continue to focus on the integration of hands-free mobile computing hardware with internally developed, licensed or acquired software applications and hardware products. To leverage these core competencies, the Company has established a number of strategic alliances and intends to continue to have its strategic partners play a significant role in executing the Company's manufacturing, service, sales and marketing functions, under close coordination with Company management. The Company intends to remain focused, able to react quickly to market needs and world economic changes. The Company believes that this structure will allow the Company to expand its revenues without the need to add internal resources in direct proportion to increases in revenues.

     DEVELOP AND STRENGTHEN STRATEGIC ALLIANCES. The Company has established and intends to continue to establish strategic alliances with world-class partners to provide the execution capabilities required by the Company in such areas as product development, manufacturing, sales, distribution and marketing. The benefits that the Company receives from these associations include access to a larger potential customer base, complementary technologies, reduced capital investment through utilization of outside resources, and access to manufacturing expertise and efficiencies of world-class manufacturers.

     The Company has entered into distribution and support agreements with En Pointe Technologies, Academic Distributing, PAMAS and D&H Distributing. Additionally, large systems integrators, such as DynCorp, provide both implementation support for Xybernaut customers worldwide as well as place our products within their own client bases. The Company has been pursuing, and will continue to pursue, additional strategic associations to enhance its product offerings and expand its marketing activities.

     In addition to these marketing and supporting strategic relationships, the Company has signed agreements and is executing additional relationships with organizations such as the Softwarezentrum Boeblingen/ Sindelfingen e.V. (SBS) in Europe with over 30 software companies serving as a development center for Linux, speech and wearable applications, and companies in the USA and Asia for development and field testing of application-specific solutions for industry.

     STRENGTHEN PATENT AND INTELLECTUAL PROPERTY. The Company has developed a portfolio of over 470 patent applications granted or pending worldwide as the base for its intellectual property for wearable computing and communications and related software solutions (see "Patents"). The Company intends to continue building and strengthening this portfolio, which it considers to be one of its most significant assets and potential revenue sources.

     PROVIDE CUSTOM SOFTWARE SOLUTIONS FOR DIVERSE CUSTOMER NEEDS. The Company intends to continue acquiring, developing or licensing software that enables its customers to more rapidly create customized software applications for use with the Mobile Assistant Series and on conventional PCs. This software will be designed to provide prepackaged application expertise that incorporates the end user's existing programs, procedures and technical documentation to the greatest extent possible. This will permit the cost-effective development of productivity-enhancing software applications by customers. To date, revenue from the sales of software products have not been material, however, the Company believes that revenue from software will become an important contributor to operating margins in the future.

     PENETRATE TARGET MARKETS USING SELECTED CHANNELS. The Company intends to continue penetrating its target markets through its direct sales force, licensing and the effective use of VARs (Value-Added Resellers), ISVs (Independent Software Vendors) and distributor channels that demonstrate comprehensive market knowledge in their sectors. The objective of the direct sales force is to establish initial sales and relationships with customers and then turn them over to the appropriate outside channel for development. The Company believes that by combining the established customer base of VARs, ISVs, and distributors with the benefits provided by the Company's products and services, sales can be accelerated much faster than by using a direct sales force alone. Through the use of its strategic partners, the Company intends to leverage internal marketing and sales resources to achieve more rapid foreign and domestic market penetration. The Company also intends to continue marketing directly to key national accounts in order to build multiple reference accounts for its distributors to use to quickly expand their own world wide sales. These reference accounts will also provide the Company's research and development organization with valuable direct feedback from customers for future product development. The Company expects large computer and equipment manufacturers will desire to enter the wearable or user-supported computing marketplace, and that it will have numerous opportunities to license its intellectual property. Such licensing, the Company believes, will yield significant revenue as well as accelerated market penetration of mobile computing hardware and software.

     ACHIEVE AND MAINTAIN TECHNOLOGY LEADERSHIP. The Company is committed to achieving and maintaining technological superiority of the Mobile Assistant Series and its other mobile computing hardware and software products through the continuous reassessment of product performance and the utilization and integration of state-of-the-art hardware and software technologies. The Company believes that the substantial time, effort and resources expended in developing the Mobile Assistant Series has resulted in a set of core competencies which provides the Company with a solid foundation in the hands-free, mobile computing industry. The Company intends to maintain this advantage through ongoing research and development, which will ensure that the Mobile Assistant Series will continue to provide a full range of computing and communications capabilities, such as two-way wireless video communication and access to the Internet, intranets, remote databases and other computerized reference resources. The Company also intends to pursue joint developments with its strategic partners and licensing of its intellectual property to build and market new technology. The current MA IV Series, for example, was the result of the Company's successful relationships with Fujitsu, Sony Digital Products, Hitachi, Shimadzu, Toshiba, JAE and NEC, all under the direction of the Company's staff.

     COMMITMENT TO OPEN ARCHITECTURE. The Company utilizes standard PC hardware and software architectures and designs its products using open systems technologies, including industry standard operating systems. This open approach has allowed the Company to readily incorporate state-of-the-art wireless communications, GPS, sensor and other capabilities as soon as they are available for use in laptops, especially when these capabilities are provided using industry-standard PCMCIA cards. In addition, this strategy has allowed the Company to take advantage of developments in operating systems, such as new generations of Windows and Linux, and applications software, such as speech.

                        PRODUCTS AND PRODUCT DEVELOPMENT

     In order to address the market for body-worn mobile computing and communication systems, the Mobile Assistant Series has been designed to provide hands-free wearable operation of computing and communications capabilities on a "when-needed, where-needed" basis. The hardware used in the MA IV features:

     - Intel Pentium(R) processor with 512 KB Level Two (L2) cache, Synchronous DRAM (SDRAM) currently ranging from 32 Megabytes (MB) to 192 MB, an internal hard disk of up to 8.1 Gigabytes (GB) with a complete array of USB, serial, parallel, monitor, keyboard, power and replicator ports.

     - Protected internal dual PCMCIA (PC Card) readers, a sealed enclosure to allow use in a wide range of environmental conditions, advanced-technology, hot-swappable lithium-ion battery and charger, integrated pointing device, built-in sound system for speech recognition and generation, and a wrist-mounted miniature keyboard.

     - Head Mounted and/or Flat Panel Displays with a head-mounted camera to allow for real-time, two-way audio/video teleconferencing. The MA IV uses a lightweight HMD with 640 X 480 pixels (VGA color). It is anticipated that this display will be offered in color SVGA 800 X 600, and XGA 1280 X 1024 pixel resolutions, and eventually in color resolutions comparable to those planned for high-definition TV. The Active Matrix Liquid Crystal Display (AMLCD) used in the head mounted display is currently approximately one square inch in size and uses advanced optics to present an image to the user that is equivalent to a 15" desktop monitor at a distance of two feet. The MA IV uses an optional light-weight, 6.4 inch, full VGA color FPD with integrated digitizer, which is offered for users who do not desire a HMD or do not need to be 100% hands-free. The FPD can also be speech-activated and contain a built-in speaker.

     - Mini-port replicator for mobile use and a full port replicator for complete desk-top functionality.

     - Compatibility with MS-DOS, Windows 3.11, Windows 95 and 98, Windows NT, SCD, UNIX and LINUX operating systems.

     The Mobile Assistant Series are full-featured PCs that can be readily used as a desktop PC and can incorporate a wide range of capabilities including portable CD-ROM readers, bar code readers, battery-operated printers, still and motion video cameras, global positioning technologies, cellular and radio frequency communications and interfaces for medical, test and sensor equipment.

     HANDS-FREE CONTROL. From the origination of the concept for wearable computers, the Company has believed that hands-free control of the computer is essential to realizing the maximum benefits of wearable computing and communications. The original method of hands-free control was speech recognition. The Mobile Assistant supports state-of-the-art speech recognition software and hardware to allow for hands-free operation using spoken commands in most languages. The combination of voice recognition and body-worn displays provide the user of the Mobile Assistant with hands-free access to information and the ability to apply this information to operations and tasks with direct lines of sight and tactile access. User-independent speech generally requires little or no training and is ideal for command-and-control applications to operate the computer from menu-driven software. User-dependent speech systems generally require some training to provide for a wider usable vocabulary and the ability to offer dictation. The MA IV currently comes with IBM Via Voice(R) but can operate most user-dependant and user-independent software systems designed for PC use. The selection of which speech system to use is generally driven by the application requirements. In addition to speech control, the Company has included brain-wave activation, eye tracking and motion tracking in its patents as alternative approaches to speech for hands-free control.

     FLAT PANEL DISPLAY. The MA IV uses an optional light-weight, 6.4 inch, full VGA color FPD with integrated digitizer. It is offered for users who do not desire an HMD or do not require full hands-free operation. The FPD can also be speech-activated and contains a built-in speaker.

     COMPUTER SOFTWARE FOR MOBILE, BODY-WORN AND DESK-TOP USE. Currently, the Company offers linkAssist, which is designed to get user documentation up and running on the Mobile Assistant quickly, and which can also be used on conventional desktop or laptop computers. The Company's linkAssist software allows users to quickly and easily link information together regardless of the format of the data or where it is stored, avoiding the need to change, convert or re-enter and verify the existing information in any manner, or to use the detailed HTML tagging process. The linked words or phrases can then be activated by voice automatically, with no development work required by the author of the documentation or databases, allowing a subject-matter expert to develop applications with little training. In addition to linkAssist, the Company offers a multi-media development (MMD) kit, which allows customers to develop applications using video, audio, text and graphics.

     DEVELOPMENT OF FUTURE PRODUCTS. The Company's approach to development of future products is to establish functional requirements, specifications and design criteria internally, then to take those criteria to potential development partners under non-disclosure agreements to evaluate the ability of that development partner to meet the Company's needs. The Company is in discussions with IBM and a number of other world-class technology companies regarding collaboration on its next-generation of wearable computers. The Company's selection criteria for partners to develop this next-generation will be based on pricing, the ability to provide reliable, advanced technology, production capacity and reputation in the worldwide markets for technology products. It is expected that future products will allow the Company to directly address segments of the consumer market.

                              MARKETING AND SALES

MARKETS

     The Company's current marketing efforts are designed to increase awareness of, and demand for, its products in the commercial, industrial and military markets while establishing a base for the Company's plans to enter consumer interests. The following are examples of selected horizontal and vertical markets that are being addressed by the Company:

          COMMERCIAL MAINTENANCE AND REPAIRS. Information from the United States Bureau of Labor Statistics and Bureau of Census indicates that as of 1996 there were more than 5,460,000 commercial mechanics and technicians in the United States, all of which the Company believes are potential users of the Mobile Assistant Series and its other products. There are many sources of savings available from use of the Mobile Assistant Series and the Company's other products in maintenance and repair operations. For example, less formal training is required for a similar level of performance, the time required for diagnostic and repair tasks is reduced as "just in time" refreshers and improved technical information can be provided, and personnel can address a wider range of complex tasks or products with the same level of basic training. While these savings can be realized in most industries, the Company anticipates that these savings will be most immediate and apparent in those industries that require a large investment in equipment and machinery, including industries such as manufacturing, transportation, aerospace, telecommunications, automotive, construction, power generation, health services, agriculture and the military. Accordingly, a reduction measured in minutes or hours of downtime in these industries can, in the Company's view, provide ample cost justification for a Mobile Assistant. The telecommunications industry is expected to be a prime candidate for mobile computing systems given the industry's complex technologies, increased competition and assets spread over a wide geographic area. The Mobile Assistant can provide needed knowledge to workers in virtually any location. Locations may include the top of a telephone pole, a remote relay station or in a conduit tunnel. Crew locations can be monitored and coordinated in the field with the Mobile Assistant through optional global positioning system technology and telecommunication capability. Crews at remote locations can consult with experts using the Company's two-way audio and/or video communications products.

          HEALTH SERVICES. According to the National Center for Health Statistics, in 1995 the United States spent approximately 13.6% of the U.S. Gross Domestic Product, or approximately $1 trillion on healthcare, with an estimated 25% of such expenses consumed by administrative expenses. According to the National Center for Health Statistics, United States, 1994, the United States has over 6,000 hospitals and over 540 health maintenance organizations. According to the United States Department of Labor, in 1994 there were approximately 4,714,000 healthcare workers in the United States. The Company believes that many of the current processing and data systems used in healthcare, both in institutions and in the field, are not well developed or integrated and that hands-free mobile computing systems could reduce expenses and increase efficiency in this industry. The Mobile Assistant is believed to present great potential in field medical operations by providing on-board and remote diagnostics, audio and/or video communication with doctors for emergency procedures, and transmission of locations for helicopter pickup through global positioning systems integrated into the Mobile Assistant. Another anticipated benefit of the Company's hands-free mobile computing technologies is that fewer healthcare personnel will be needed to perform complex tasks. By providing remote delivery of medical information ("telemedicine"), the Company's hands-free mobile computing systems can become a key component within both managed care and telemedicine organizations, which are two key submarkets developing within the healthcare industry.

          PUBLIC SECTOR. The Company has demonstrated the ability of its technology to aid in law enforcement, transportation, fire protection, emergency services, inspection and control of national borders.

          EDUCATION. The Company believes that its mobile computing systems are well suited for educational applications. The Mobile Assistant is especially suited for distance learning as well as hands-free applications, such as laboratory work, field research and dissections, and has the potential to serve as a mobile student workstation. In addition, it can provide an ideal computing and control platform for special education and handicapped needs.

          MILITARY. There are several current and potential military applications for the Company's hands-free mobile computing systems, including intelligence, maintenance and field operations. The military has long been an early adopter of advanced weapons technologies and as a result, was one of the first sectors to experience problems with the ability of personnel to maintain, diagnose and repair the advanced technology employed in both weapons and equipment. The downsizing of the United States military and related budget constraints have compounded these problems. As a result, even greater pressure will be placed upon the military to maintain its equipment and weapons platforms with fewer personnel. The Company believes that most of the estimated 700,000 military maintenance personnel in the United States could be made more efficient and productive by the Company's hands-free mobile computing systems.

     The United States military's increasingly sophisticated weapon systems require volumes of operational and technical manuals and have dramatically increased the importance of, and reliance on, maintenance. For example, the United States Army has purchased the Mobile Assistant and has tested its use in the maintenance and repair of the AH64 Apache Attack helicopter and M1A1 battle tank. The Apache can send and receive maintenance data via an industry standard electrical interface that can be read by an optional interface for the Mobile Assistant. Operating and performance data can be downloaded directly from the Apache, and the Mobile Assistant can be used to diagnose existing and potential maintenance and repair problems. The Company anticipates that manufacturers of complex military and commercial equipment increasingly will incorporate integrated data collection and transmission capabilities into their technologies to reduce downtime, repair and maintenance related costs.

     The ability to deliver information to soldiers in combat field operations is the focus of several development programs sponsored by the United States Military to simulate combat maneuvers using body-worn computing components, including those provided by the Company, to determine effectiveness for use in coordinating troop locations and movements, determining enemy locations, and using global positioning systems to provide coordinates for artillery, helicopter pickup and air support.

     The Company has already sold systems to the United States Military, and expects that its sales partners will sell heavily into the armed services both in the USA and overseas.

  MARKETING

     Because the Company's products are frequently combined with products and services from other companies to form integrated information systems, the Company believes that it is more effective to sell through distributors, systems integrators, industrial and commercial equipment manufacturers, independent software vendors and VARs with defined market niche expertise and presence, as well as directly to end users. In conjunction with the introduction of the MA IV, the Company established arrangements with specialized distributors for higher volume distribution of the MA IV. The Company believes that by forming relationships with these partners the Company can then reach end users more rapidly in a variety of industries while minimizing the internal resources required to reach these end users.

     The Company has offered detailed in-house training sessions to prepare and update personnel for field sales and training. In addition, the Company has developed comprehensive sales and operations manuals to be used by these channels and end users. The Company's marketing and sales employees are responsible for implementing direct marketing plans and sales programs, and coordinating sales activities with sales and marketing and service partners. The fulfillment of orders will be accomplished mainly through distribution partners, regardless of which entity effects the actual sales.

  SALES AND BACKLOG

     As of December 31, 1999 the Company had a negligible backlog of orders. While the Company had several blanket purchase orders from customers outstanding at that time, it does not include these amounts in backlog until specific orders are received under these blanket purchase orders. Given the Company's current inventory position, most orders are filled within a short period after the receipt of the order and management does not feel that backlog is an appropriate measure of demand at this time. Customers who have placed orders in the past include, among others, Boeing, Lucent, Niagara Mohawk, DaimlerChrysler, Dyncorp, BOC Gas, NTT (Nippon Telegraph and Telephone), Fujitsu, Mitsubishi, Lockheed Martin and the United States Army. Purchase orders are generally cancelable by the customers without penalty and are not binding upon the customer.

  LICENSE GRANTED TO THE COMPANY BY DATA DISK

     During 1997, the Company entered into a series of agreements with Data-Disk Technology, Inc., a Virginia-based company, that produces a memory product known as the Data Disk that consists of a non-volatile memory chip encapsulated in a rugged polymer casing slightly smaller than a soldier's "dogtag" that is highly resistant to temperature and environmental conditions. The Company's management believes that the Data Disk provides an ideal storage medium for body-worn computer applications, especially those that involve a large number of people, inspection sites or equipment. These tags can be used to store information such as medical history, repair history or other data unique to an individual or a piece of equipment and from which information can be read by inserting the tag into a reader that fits in the existing PC card slots on the Mobile Assistant. Under the agreement with Data Disk, the Company received an exclusive, perpetual worldwide license to use and sell present and future Data Disk technology for user-supported (wearable) computing applications.

                                 KEY SUPPLIERS

     The Company has entered into design, production, supply and support agreements with many companies in the USA and overseas for, and in support of, its products. They include Fujitsu, Sony Digital Products, Hitachi, Shimadzu, JAE, Toshiba, NEC, Multicosm, IBM, Hokubu Tsushin, the SBS, and others (See "Production").

     Although the Company believes there are multiple sources for many parts and components, the Company currently depends heavily on its suppliers. While management believes that the Company could adapt to any supply interruptions, such occurrences could necessitate changes in product design or assembly methods for the Mobile Assistant Series and cause the Company to experience temporary delays or interruptions in supply while such changes are incorporated. Further, because the order time for certain components may range up to approximately four months, the Company also could experience delays or interruptions in supply in the event the Company is required to find a new supplier for any of these components. Any disruptions in supply of necessary parts and components from the Company's key suppliers could have a material adverse effect on the Company's results of operations. Any future shortage or limited allocation of components for the Company's products could have a material adverse effect on the Company.

                                   PRODUCTION

     The Company commenced fullscale production of the MA IV in the quarter ended December 31, 1998. The Company has manufacturing agreements with Sony Digital Products, a subsidiary of Sony Corporation based in Nagano, Japan, and Hokubu Tsushin for the manufacture of the MA IV. Shimadzu Corporation, a supplier of head-mounted displays and other commercial technology products based in Kyoto, Japan, has developed and manufactured a color HMD for use with the MA IV. Most of the parts and components for the Mobile Assistant are existing PC components that are available in high quantity from multiple vendors.

                                   WARRANTIES

     The Company currently provides customers with warranty terms that are competitive with those of the local market. In the U.S., the warranty is generally one year for parts and six months for labor. Warranty services for the MA IV is an integrated offering by several vendors. Our distribution partners are generally responsible for user and software support. The Company currently provides call center support internally but intends to outsource its call-center support to a third party service firm.

                                  COMPETITION

     Several other companies are engaged in the manufacture and development of body-mounted or hand-held computing systems, which can also compete with the Mobile Assistant Series, including CDI, Teltronics, Inc. (a subsidiary of Interactive Solutions Inc.), ViA Inc., Texas Microsystems, Telxon, Symbol, Norand, Raytheon and others. The Company believes that as the markets for mobile computing and communications converge, that its competitors will consist of these companies as well as companies that offer mobile computing devices with wireless communications capabilities and from companies that offer wireless communications devices with computing capabilities. Companies with mobile computing devices that are adding wireless communications capabilities include Palm, Inc., a subsidiary of 3 Com, and manufacturers of notebook and handheld computers such as Fujitsu, Mitsubishi, Toshiba, Compaq, and Sharp. Companies with wireless communications devices that offer computing capabilities include Motorola, Nokia, and Ericsson. Some of these devices are manufactured by major domestic and foreign computer manufacturers which possess far more resources than the Company and can be expected to compete vigorously with the Company for the market in which the Mobile Assistant Series is directed. There can be no assurance the Company will be able to compete successfully against its competitors, or competing products, or that the competitive pressures faced by the Company will not adversely affect its financial performance. However, the Company believes that the entry into the market for wearable PCs by reputable, large computer and communications manufacturers will accelerate the validation of the market for wearable PCs. In addition, the Company believes that its intellectual property and patent position is such that the Company is in a strong position to command royalties from such companies.

                             INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect its proprietary rights. The Company has entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, VARs, OEMs and actual and potential customers to limit access to and disclosure of its proprietary information. The Company has registered a number of trademarks on the Principal Register of the United States Patent and Trademark Office ("Patent Office"), including its Mobile Assistant and Xybernaut trademarks, and with the patent and trademark offices in several other countries.

     In addition, the Company has a total of 25 patent applications in the United States, with thirteen patents granted and twelve patents pending, and over 450 corresponding applications granted or pending in over 26 countries outside the United States, for a total of over 470 patent applications granted or pending worldwide. Of the patents granted in the United States, four are design patents that cover a specific design of a wearable system or its components and the remaining nine are utility patents that cover the concepts in the patents regardless of specific execution or design. The Company believes that these patents are a valuable asset of the Company and will present significant opportunities for royalty revenues in the future. The most significant utility patents for the Company are described below. All inventions made by employees of the Company, including those described below, are assigned to the Company by agreement with the employee upon the initiation of employment with the Company. The Company retains full title to these patents regardless of the inventor's employment status with the Company. The sections in quotations below are taken directly from the relevant patents. Complete detail on the patents can be found on the U.S. Patent Office website at http://www.uspto.gov, then searching by patent number or by "Xybernaut."

     U.S. PATENT 5,305,244, "HANDS-FREE, USER-SUPPORTED PORTABLE
COMPUTERS." The application was made on April 6, 1992 and the patent was issued on April 19, 1994. This patent describes "A compact, self-contained computing apparatus is provided which is completely supported by a user for hands-free retrieval and display of information for the user." This patent has been successfully upheld in two challenges to the validity of the patent (re-examination) at the Patent Office that were initiated by a competitor of the Company.

     U.S. PATENT 5,844,824, "HANDS-FREE PORTABLE COMPUTER AND SYSTEM." The original application was made on October 2, 1995 and the patent was issued on December 1, 1998. This patent describes "a body-worn, hands-free computer system. The system does not rely upon a keyboard input or activation apparatus but rather has various activation means all of which are hands-free. The system can be used with other systems, other system components and communication apparatus. Also, various components of the present system can be body worn or placed in a disconnected location if desired." Specifically, this patent covers:

     - A NUMBER OF HANDS-FREE ACTIVATION MEANS, including speech, eye-tracking, head tracking, arm tracking, muscle and brain-wave activation;

     - WIRELESS COMMUNICATIONS AND COMPUTING, "wherein said computer apparatus has means for communicating and interacting with a communication means selected from the group consisting of cellular telephones, hard line telephones, infrared transceivers, two-way radio means and mixtures thereof;"

     - A VARIETY OF MODES OF OPERATION, from having the display, computer and activation means in one housing worn by the user, to having a number of users with head-mounted displays with a wireless connection to a single computer to form a local area network for workgroups;

     - WIRELESS NETWORKING AND INTERNET ACCESS, "It goes without saying that the mobile computer of this invention may be interfaced with or used in connection with any desired computer local networks such as Novel, Banyan or Arcnet or wide area networks such as "Internet' or the like;"

     - INTEGRATED VOICE/DATA OPERATION, "This [feature] allows for the passing of voice input signals from the apparatus of this invention through to the telephone system while maintaining voice-activated computer control of the telephone system. The interface may be integrated within the computer apparatus of this invention, attached to it during manufacture or user installed. This approach provides seamless switching between voice and data transmission and reception between one or more distant locations without distracting from the task being performed by the individual using the computer apparatus of the present invention;"

     - DIFFERENT TYPES OF PROCESSOR, "It will be appreciated by those of ordinary skill in the art that while an Intel 80386 or faster processor is preferred, any other central processor or microprocessor, either available presently or in the future, could be used;"

     - DIFFERENT TYPES OF DISPLAY TECHNOLOGIES, "Those having ordinary skill in the art will appreciate that the display screen 110 and display screen driver module 214 can be implemented using any video technology either available presently or in the future;"

     - VIRTUAL REALITY APPLICATIONS, "While the preferred display screen is a single screen positioned in front of the left or right eye, a binocular, head-mounted display (HMD) having two or more screens can be used. This can be immersive (all top and side visions obscured so that the user can only see the images on the screens) or as part of the user's vision so that the user can look over or under the displays. Such devices have utility in the new technology of virtual reality or where stereoscopic viewing is needed to relate to the displayed information;"

     - FULL VIDEO CAPABILITIES, including remote teleconferencing: "Video Camera 273 contains a miniature video camera capable of high resolution output. The camera may be monochrome or color capable producing conventional NTSC television signals or higher resolution scans as required by a specific application. Video Interface Module 274 contains circuits for video frame or motion capture, enhancement, compression and output to the computer Bus 253;" and

     - MEDICAL AND HANDICAPPED USE, "Medical Device Controller 275 contains any one of many specialized medical devices designed to perform medical procedures or patient therapy. Such devices include muscle stimulators, bed positioning control, emergency call device and any of various medical units that would perform activities or sense and monitor a patient's bodily status and function for the patient in a hands-free environment."

     U.S. PATENT 5,948,047, "DETACHABLE COMPUTER STRUCTURE." The original application was made on August 29, 1996 and the patent was issued on September 7, 1999. U.S. PATENT 5,999,952, "CORE COMPUTER UNIT." The original application was made on January 20, 1998 and the patent was issued on December 7, 1999. U.S. PATENT 6,029,183, "TRANSFERABLE CORE COMPUTER." The original application was made on August 15, 1997 and the patent was issued on February 22, 2000.

     These three issued patents, and others pending, cover various aspects of what the Company calls "core computing," or the use of a small device about the size of a current PDA that contains a processor, non-volatile storage and other components that docks into various enclosures to function as a notebook, desktop, home, wearable computing/communicating device, automobile or embedded computer. This core computer allows the user to always have his or her preferred operating system, graphical user interface, applications software and data available in almost any environment without the need to synchronize these items among multiple computers in multiple locations. For example, whether the user is answering email at home, in the office, in a car or while walking around, the same email settings, wireless communication settings, address book, past emails and email strings would be available in each of these environments. A field technician would be able to keep technical information, communication settings, daily work logging, etc., available whether the technician was on top of a telephone pole, in a service truck, in the office, or at home.

     The Company believes that users will increasingly demand a single device to handle their range of computing, communications, and task needs such as schedules, telephone numbers, or to-do lists, rather than having separate PDAs, notebook computers, cellular telephones, pagers, etc., to handle these functions. By separating the computing functions from the input and output functions, the core computing concept allows for standard cores to be mass-produced at a low cost, and allows the functionality of the enclosure to be tailored to the environment, applications requirements and the desired price level. The rate of obsolescence is substantially higher for the elements within the core, namely the processor and the nonvolatile storage, than for the input/output devices, such as monitors, CD-ROMs, keyboards, and modems. This approach allows the user to upgrade the processor and storage capabilities of the computer without having to replace other functions typically integrated within a desktop or a laptop computer today. In this matter, the core computer becomes a truly "personal computer" for the user.

     The Company believes that initially the core computer will interface with the enclosures by means of physical contact. Eventually, the Company believes that the interface with the enclosures and the user's environment will be done by radio frequency signals, such as those proposed for the Bluetooth wireless standard developed to connect computing devices. These developments position the Company with the products and intellectual property to be at the forefront of the pervasive computing movement, in which the users have the ability to constantly interact with their environment and represents the complete convergence of communications and computing capabilities.

     For example, travelers could insert their core computer into an enclosure in the bed stand of their hotel room upon arrival. The core would then interact with the hotel computer so the room can be set to the preferred temperature setting, order room service, and arrange for a wake-up call. In addition, the room computer could ask if the traveler wanted the next day's plane reservations confirmed, then check the airline's web site to confirm the flight and the traveler's reservations. The core could then obtain directions to the locations of scheduled meetings in the area and interact with the hotel computer system to provide a list of recommended restaurants, entertainment events, or sporting events for the traveler. The traveler might then take the core in a rented enclosure with an integrated global positioning system and take a guided tour of the city, directing the traveler to the location of preferred restaurants or entertainment events, provide history or background, or allow the traveler to view listings of companies within the city, sorted by various criteria, to develop potential list of sales prospects.

     In this pervasive computing concept, the Company believes that users will demand a consistent interface regardless of whether the user is computing, communicating, or interacting with the environment. The various interfaces, settings, and limits on Web sites or graphical content that can be presented by the variety of devices on the market today present a hindrance to use as the user must constantly adjust settings for the different environments, or carry multiple devices to handle different situations. The Company believes that the wearable and core concepts alleviate this problem by providing a single device that can be used to accommodate all of the user's requirements.

     The Company has notified several of its competitors of the existence of one or more of its patents, which the Company's counsel believes may have been infringed. The Company intends to take any and all appropriate measures, including legal action, necessary to maintain and enforce its rights under the patents held by the Company and to recover any damages suffered as a result of any alleged infringement.

     Most of the Company's revenue for the year ended December 31, 1999 and 1998 was derived from the sale of products included within the scope of the patents.

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

                            RESEARCH AND DEVELOPMENT

     Research and development expenditures for the years ended December 31, 1999 and 1998 and were $2,462,752 and $2,870,808 respectively. These expenditures consist primarily of personnel engaged in the research and design of new hardware products, test components, consulting fees, equipment and purchased software costs required to conduct the Company's development activities.

     The Company expects that as it shifts more of the applied research to its partners, and focuses instead on basic research to and the establishment of product requirements and specifications, it will not require increases in research and development expenditures commensurate with the level of new product development and introduction. During the second half of fiscal 1999, research and development expenditures declined over the first half of fiscal 1999 and last half of fiscal 1998, as the MA IV was finalized during those earlier periods in design and development activities for the Company's next generation of products had not yet begun.

                           EMPLOYEES AND CONSULTANTS

     As of December 31, 1999, the Company had 78 full-time and 13 part-time employees, and had consulting arrangements with eight individuals or firms for advice and assistance on selected technical and business issues. Of the Company's full-time employees, 5 are executive officers, 20 are technical and administrative support employees, 18 are engaged in research and development, and 35 are engaged in sales, marketing and customer service. None of the Company's employees are represented by a labor organization and management believes that the Company's relations with its employees are good. Company employees manage the affairs of the Company and direct the Company's partners for manufacturing, sales and customer support.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's U.S. office and development facility consists of 18,842 square feet located at 12701 Fair Lakes Circle, Fairfax, Virginia. The Company's current lease is for a five-year term expiring September 30, 2003 and requires monthly rent of $26,640.

     To minimize lodging expenses for visiting employees and consultants, the Company leases four apartments in Fairfax, Virginia with aggregate monthly rental costs of $4,651.

     The Company's European facility consists of 856 square feet of office space located at the SBS Software Center, Otto Lilienthal Strasse 36, D-71034 Boblingen, Germany. The Company's current lease is for a three-year term expiring on August 31, 2001 with options for up to an additional four years. The lease requires monthly rent of $944.

     The Company's Japanese facility consists of 2,908 square feet of office space located at Urbansquare, 1-1 Sakae-cho Kanagawa-ka, Yokohama, Japan. The Company's current lease is for a two-year term expiring September 30, 2001. The lease requires monthly rent of $10,936.

ITEM 3.  LEGAL PROCEEDINGS.

     On March 19, 1998, Matrix Corporation ("Matrix") filed a complaint against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of an agreement between the two companies concluded in December 1997 (the "December Agreement"), and that the Company should return all goods shipped by Matrix under both the December Agreement and a prior agreement concluded in June 1997 (the "June Agreement"). The Company and its legal counsel filed a counterclaim against Matrix stating that Matrix failed to perform to the requirements of both the June Agreement and the December Agreement and that the Company has been damaged by this failure to perform. The trial for the case was completed in August 1999 and on September 22, 1999 the District Court rendered a judgment against the Company. The Company paid approximately $875,000 to Matrix in the quarter ending December 31, 1999, in full settlement of this legal proceeding and, as part of the settlement, received approximately 150 systems and components for its 133P model. At December 31, 1999, the Company accrued $150,000 in legal fees incurred in connection with this lawsuit. These amounts are included in the Company's general and administrative expenses in the related periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting held on December 28, 1999, the following items were submitted to a vote by the common stockholders and were approved by the following majority votes:

     1. The election of four persons to serve as Class II directors of the Company for a term of three years and until their successors are duly elected and qualified. The election of Eugene J. Amobi was approved with approximate votes of 24,400,000 shares "for," 250,000 shares "against" or "withheld," and 10,000 shares "abstained." The election of Phillip E. Pearce was approved with approximate votes of 24,600,000 shares "for," 75,000 shares "against" or "withheld," and 10,000 shares "abstained." The election of Lt. Gen. Harry E. Soyster (Ret.) was approved with approximate votes of 24,600,000 shares "for," 75,000 shares "against" or "withheld," and 10,000 shares "abstained." The election of Dr. Edwin Vogt was approved with approximate votes of 24,600,000 shares "for," 75,000 shares "against" or "withheld," and 10,000 shares "abstained."

     2. An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, from 40,000,000 to 80,000,000 shares. This item was approved with approximate votes of 23,800,000 shares "for," 750,000 shares "against" or "withheld," and 100,000 shares "abstained."

     3. The issuance of all shares of common stock which the Company would be entitled to issue upon conversion of the Company's Series D Convertible Preferred Stock. This item was approved with approximate votes of 13,100,000 shares "for," 375,000 shares "against" or "withheld," and 300,000 shares "abstained."

     4. Approval of the Company's 1999 Stock Incentive Plan, which provides for up to 3,000,000 shares of common stock to be issued to key employees, consultants and directors of the Company. This item was approved with approximate votes of 12,700,000 shares "for," 900,000 shares "against" or "withheld," and 175,000 shares "abstained."

     5. Ratifying the appointment of Grant Thornton LLP as independent auditors for the 1999 fiscal year. This item was approved with approximate votes of 24,300,000 shares "for," 75,000 shares "against" or "withheld," and 300,000 shares "abstained."

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On July 18, 1996, the Company successfully completed its initial public offering (the "IPO") and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of common stock and one warrant ("Warrant") to purchase a share of common stock at $9.00 ("Unit"). The common stock currently trades on the NASDAQ SmallCap Market. The Warrants expired on their own terms on July 19, 1999.

     As of December 31, 1999, there were 399 shareholders of record for the Company's common stock and over 15,000 holders of common stock in "street name." There have been no cash dividends paid on the Company's common stock to date and the Company does not anticipate the payment of dividends in the foreseeable future.

     The table below sets forth by quarter, for the years ended December 31, 1999 and 1998, the high and low market prices of the Company's common stock and warrants.

                                                             COMMON STOCK              WARRANTS
                                                           -----------------       -----------------
                                                           HIGH         LOW        HIGH         LOW
                                                           -----       -----       -----       -----
1st Quarter 1998.........................................  $2.50       $1.38       $0.41       $0.16
2nd Quarter 1998.........................................   8.44        1.41        1.75        0.13
3rd Quarter 1998.........................................   5.94        4.09        2.00        1.06
4th Quarter 1998.........................................   7.88        3.97        2.34        1.19
1st Quarter 1999.........................................   5.63        3.91        1.72        0.50
2nd Quarter 1999.........................................   4.97        3.00        0.94        0.16
3rd Quarter 1999.........................................   3.44        0.97        0.22        0.03
4th Quarter 1999.........................................   6.38        1.31          --          --

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The Company was founded in October 1990 and commenced operations in November 1992 to develop, manufacture and sell wearable computing and communications systems solutions and software. In July 1996, the Company successfully completed the IPO of its common stock and warrants. The Company's stock is currently traded on the NASDAQ SmallCap Market and the Company intends to apply for listing on the Nadaq National Market in the near future.

     The first commercial product in the Mobile Assistant series of wearable PCs, the Mobile Assistant I, was introduced in 1994 and used "486" based technology. The Mobile Assistant II was introduced in January 1997 and used "586" based technology. The Mobile Assistant III used a Pentium processor running at 133 MHz and was introduced during the third quarter of 1997. In the fourth quarter of 1998, the Company commenced production of the fourth system in this product development program, the Mobile Assistant IV ("MA IV"), which uses a Pentium chipset known as the "Tillamook" that runs at 233 MHz.

     Additional software products are being developed and are planned for development for use on the Mobile Assistant and other personal computers. The Company currently offers linkAssist(TM), a software product which provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to virtually any application without altering the original data.

     Since inception, the Company has financed its operations primarily through private and public sales of equity securities, borrowings under notes and loans, and to a lesser extent, cash generated from operations. In 1999 and 1998, the Company received net proceeds of $19,272,368 and $10,426,712, respectively, from the public and private placements of its equity securities and $3,039,315 and $1,250,000, respectively, from borrowings under notes and loans.

     Historically, the Company has derived its revenues from sales of the Mobile Assistant Series, consulting services related to the Mobile Assistant, licensing of its intellectual property and application software for the Mobile Assistant and other computer platforms. During the years ended December 31, 1999 and 1998, the Company derived substantially all of its revenues from sales of the Mobile Assistant. In the future, the Company expects to derive additional revenues from licensing, services, and the sale of software and additional optional components of the Mobile Assistant Series. Cost of sales include the cost of components for the Mobile Assistant Series, inventory obsolescence charges, amortization of tooling costs and fulfillment and shipping costs.

     The Company has incurred operating losses throughout 1999 and expects such losses to continue in the near term as it expands its product development and marketing capabilities. At December 31, 1999, the Company had an accumulated deficit of $48,140,128. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flows through 2000 and potentially thereafter.

     The Company's independent accountant's report on its financial statements as of and for the years ended December 31, 1999 and 1998 contains an explanatory paragraph that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash flow from operations to cover the costs of its operations.

     The Company intends to continue to make expenditures on research and development of additional hardware and software products. Research and development activities consist primarily of personnel engaged in the research and design of new products and test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after which any additional costs are capitalized until the software is ready for release. Through December 31, 1999 the costs eligible for capitalization under SFAS 86 were immaterial and were not capitalized. Research and development expenses for the years ended December 31, 1999 and 1998 were $2,462,752 and $2,870,808, respectively, none of which were capitalized.

     The Company's consolidated financial statements, for all periods presented, include the results of operations of Tech Virginia, a wholly-owned subsidiary that supplies software and consulting services to the United States government and others, Xybernaut K.K., the wholly-owned operating subsidiary in Japan and Xybernaut GmbH, the wholly-owned operating subsidiary in Germany. The consolidated financial statements contain eliminations for all material transactions among the Company and these wholly-owned subsidiaries for all periods presented.

     The Company's consolidated financial statements contain a provision for income tax expense operations outside the United States. Subject to realization, the Company has generated net operating losses in the U.S. that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company (see Note 9 to Consolidated Financial Statements). At December 31, 1999, the Company had approximately $43,665,000 and $1,100,000 of net operating loss carry forwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company utilized both internal and external resources to test, reprogram or replace, as needed, the computing and communications hardware and software for year 2000 modifications. Based on this evaluation, modifications were made to the Company's computer system and it was determined that these systems will properly utilize dates beyond December 31, 1999. As such, the Company is compliant with the year 2000 issue. As a result of the testing, the old phone system was determined not to be year 2000 compliant. In December 1999 the existing phone system was replaced with one that provides enhanced capabilities and is year 2000 compliant. The cost to purchase and install the new phone system was approximately $75,000. Outside of the phone system, the cost of testing and modifying the Company's computer systems to obtain year 2000 compliance was less than $10,000 in the aggregate.

     The Company has contacted all of its significant suppliers and large customers to determine the possible effect on our operations of their inability or failure to remediate their own year 2000 issues. While the Company does not believe that our significant suppliers and customers have potential problems with the year 2000 issue, there can be no guarantee that the systems of our customers and suppliers were timely converted successfully to avoid the year 2000 issue, or that any failure to successfully avoid the year 2000 issue by another company, or a conversion that is incompatible with our systems, would not have material adverse effect on our operations. The Company does not believe that it has exposure to contingencies related to the year 2000 issue for the Company's products. The Company did not experience any significant product or system failures or miscalculations related to the year 2000 issue on or since January 1, 2000.

     The estimates of the date of completion and the cost of the Company's year 2000 project are based on the best available estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. The final costs and results of the Company's year 2000 project could differ materially from estimates due to the lack of availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues for the years ended December 31, 1999 and 1998.

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Revenues....................................................      100.0%          100.0%
Cost of sales...............................................       85.5           259.8
                                                                 ------        --------
     Gross margin...........................................       14.5          (159.8)
                                                                 ------        --------
Operating expenses:
     Sales and marketing....................................      250.8           512.6
     General and administrative.............................      193.7           501.0
     Research and development...............................       73.7           327.9
                                                                 ------        --------
Total operating expenses....................................      518.2         1,341.5
                                                                 ------        --------
Interest and other income, net..............................        2.3             3.8
                                                                 ------        --------
Loss before provision for income taxes......................     (501.4)       (1,497.5)
                                                                 ------        --------
Provision for income taxes..................................        0.9              --
                                                                 ------        --------
Net loss....................................................     (502.2)       (1,497.5)
                                                                 ------        --------
Provision for preferred stock...............................       54.5           110.4
                                                                 ------        --------
Net loss applicable to holders of common stock..............     (556.7)%      (1,607.9)%
                                                                 ======        ========

              YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     REVENUES. Revenues for the year ended December 31, 1999 were $3,340,272, an increase of $2,464,712, or 281.5%, compared to $875,560 for the year ended December 31, 1998. Product revenues for the year ended December 31, 1999 were $3,301,899, an increase of $2,428,313 or 278.0%, compared to $873,586 for the corresponding period in 1998. This increase was related to the higher unit sales of the MA IV in 1999 relative to the unit sales of predecessor models in the prior year. Consulting, licensing and other revenues for the year ended December 31, 1999 were $38,373, an increase of $36,399, or 1,843.9%, compared to $1,974 for the corresponding period in 1998, resulting from consulting revenues realized by the Company's Professional Services Group, which was formed during fiscal 1999.

     COST OF SALES. The cost of sales for the year ended December 31, 1999 was $2,854,456, an increase of $580,001 or 25.5%, compared to $2,274,455 for the year ended December 31, 1998. In 1999, the Company recognized charges of approximately $304,000 related to the amortization of capitalized tooling costs for products sold. Additionally, in 1998, the Company recognized charges of approximately $455,000 related to the write-off of certain capitalized tooling costs related to the 133P Systems. In 1999 and 1998, the Company recognized charges to decrease the carrying value of inventory by $120,000 and $770,557, respectively, to reflect the loss of value of older products and technologies. The cost of sales as a percentage of revenues for the year ended December 31, 1999 was 72.8% before related charges and was 85.5% after related charges, compared to 119.8% before related charges and 259.8% after related charges for the year ended December 31, 1999.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the year ended December 31, 1999 was $8,377,811, an increase of $3,889,315 or 86.7%, compared to $4,488,496 for the year ended December 31, 1998. The increase resulted primarily from increases in consulting expenses related to additional marketing programs to support the launch of the MA IV, personnel and infrastructure costs related to support sales, marketing and customer service, and expenses related to sales activities at the Company's subsidiaries in Japan and Germany.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1999 were $6,469,922, an increase of $2,083,023 or 47.5%, compared to $4,386,899 for the year ended December 31, 1998. This increase was related to legal settlements and related fees in 1999 of $1,700,463, an increase of $1,215,651, compared to $484,813 in 1998, as well as administrative expenses related to the increased development and sales activity related to the MA IV and the establishment and staffing of operations in Japan and Germany.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the year ended December 31, 1999 were $2,462,752, a decrease of $408,056, or 14.2%, compared to $2,870,808 for the year ended December 31, 1998. This decrease was related to the higher level of development expenditures during 1998 related to the MA IV and the substantial completion of these development activities by the first quarter of fiscal 1999.

     INTEREST AND OTHER INCOME, NET. Other income for the year ended December 31, 1999 was $78,095, an increase of $44,485, or 132.4%, compared to $33,610 for the year ended December 31, 1998. This increase is primarily the result of interest and other miscellaneous income from the Company's subsidiaries, which were formed in 1999.

     PROVISION FOR INCOME TAXES. The Company has accrued $29,223 for an income tax provision in 1999 related to income earned by the Company's foreign subsidiaries. The Company's U.S. operations had a net loss in 1999 and, therefore, no provision for U.S. income taxes was made.

     DIVIDEND ON CONVERTIBLE PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON CONVERTIBLE PREFERRED STOCK. For the year ended December 31, 1999, the amount of dividends on preferred stock was $311,714, an increase of $252,411 or 425.6%, compared to $59,303 in 1998. In accordance with the Emerging Issues Task Force report from the Securities and Exchange Commission titled "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the value of the beneficial conversion feature on the Company's convertible preferred stock issuances was recognized during the appropriate periods. Additional paid-in capital is reduced by the amount of accretion and preferred stock is increased by the amount of accretion, resulting in no impact on the overall amount of stockholders' equity. The amount of this accretion for the year ended December 31, 1999 was $1,507,376, an increase of $599,887 or 66.1%, compared to $907,489 in 1998. The dividends and accretion for the year ended December 31, 1999 related to the Series C, Series D and Series E Convertible Preferred Stock and for the year ended December 31, 1998 related to the Series A, Series B and Series C Convertible Preferred Stock.

     NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the year ended December 31, 1999 was $18,594,887 an increase of $4,516,607 or 32.1% compared to $14,078,280 for the year ended December 31, 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the completion of the IPO, the Company financed its operations through the private sale of its securities, vendor credit, short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions and management, proceeds from the exercise of warrants and sales of its products and services.

     On July 18, 1996, the Company completed its IPO and sold 2,415,000 Units at a price of $5.50 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at $9.00 (the "Unit"). Gross proceeds from the sale of the Units were $13,282,500 and net proceeds after expenses were $10,842,487.

     On June 30, 1997, the Company issued 3,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for gross proceeds of $3,000,000. As of December 31, 1998, all Series A Preferred Stock had been converted into 1,958,981 shares of common stock, which included payment of all accrued dividends.

     On November 12, 1997, the Company issued 3,180 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") for gross proceeds of $3,180,000. In 1998, the Company issued an additional 1,000 shares of Series B Preferred Stock with identical terms for additional gross proceeds of $1,000,000. In connection with these issuances, the Company granted to the underwriter warrants to purchase a total of 100,000 shares of common stock at prices that ranging from $2.13 to $3.03. As of December 31, 1998, all Series B Preferred Stock had been converted into 3,172,239 shares of common stock, which included payment of all accrued dividends. Subsequent to year-end, all warrants had been exercised and converted into common stock.

     On April 13, 1998, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with a private investor. Under the terms of the Equity Line Agreement, the Company issued 840,124 shares of common stock at a price per share of $1.27 per share and obtained the right to require the investor to purchase an additional $10,000,000 worth of common stock at 90% of the Company's common stock market price (the "Put Rights"). Pursuant to the terms of the Equity Line Agreement, the Company issued warrants to purchase a total of 60,000 shares of common stock at a price per share ranging from $1.76 to $2.81, issued 50,000 shares of common stock which could not be traded prior to April 13, 1999 and paid $60,000 in cash. Upon exercise of a Put Right, the Company was required to pay issuance costs of approximately 5.5% of the gross proceeds in cash and issue shares of common stock equal to 5% of the number of shares issued in the transaction.

     On May 22, 1998, the Company issued 375 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") for gross proceeds of $375,000 and 110,294 shares of common stock for additional gross proceeds of $375,000. As of December 31, 1999, all Series C Preferred Stock had been converted into 165,230 shares of common stock, which included payment of all accrued dividends.

     In June 1998, the Company completed a $1,000,000 private placement of common stock in which 153,846 restricted shares, as defined in Rule 144 promulgated under the Securities Act, were issued at a price of $6.50 per share.

     In June 1998, the Company amended the Equity Line Agreement and exercised a Put Right in the aggregate principal amount of $3,000,000. In connection with such action, the Company issued 545,454 shares of common stock which were subject to restrictions on resale during a nine-month period which has subsequently lapsed. In addition, the Company issued five-year warrants to purchase up to 300,000 shares of common stock at a price of $5.25 per share. The amendment contained certain repricing features which, as a result of market fluctuations in the Company's common stock, required the Company to issue an additional 94,004 shares of its common stock without receiving additional compensation. The Company has no further obligation to issue additional shares related to these repricing features.

     In October 1998, the Company entered into a financing agreement with an investor pursuant to which the Company sold $2,600,000 of common stock to the investor during the period from October 8, 1998 to November 12, 1998. The Company issued 593,201 shares of common stock at prices ranging from $4.04 to $5.72 under this financing agreement. In addition, the Company issued three warrants to purchase up to 12,500 shares of common stock each, at prices of $9.09, $9.58 and $13.05 per share, respectively. These warrants are exercisable at any time starting six months after the closing and ending five years after closing. The placement agent for this transaction received a cash fee of 6%.

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

     On December 17, 1998, the Company borrowed $1,250,000 from two financial institutions. The maturity date of the debt was January 29, 1999 and interest was at 12% per annum. On January 29, 1999, the Company exercised separate Put Rights under the Equity Line Agreement. In connection with such Put Rights, the Company issued 841,356 shares of common stock at prices ranging from $4.08 to $4.46, repaid the $1,250,000 borrowed from the two financial institutions and received proceeds of $2,110,000. In addition, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of common stock at an exercise price of $5.50 per share.

     On March 10, 1999, the Company issued the first tranche of 5,000 shares of its Series D Convertible Preferred Stock (the "Series D Preferred Stock") for gross proceeds of $5,000,000. The Company issued an additional 5,000 shares of Series D Preferred Stock for gross proceeds of $5,000,000 following the effectiveness of a registration statement covering the resale of the common stock issuable upon conversion of the Series D Preferred Stock. In connection with these issuances, the investors received warrants to purchase 20 shares of common stock for each share of Series D Preferred Stock purchased. The warrants have an exercise price of $6.09 per share and a term of three years. The Series D Preferred Stock had a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series D Preferred Stock into common stock. The Series D Preferred Stock may be converted into shares of common stock by dividing the dollar amount of Series D Preferred Stock outstanding by the lesser of 100% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion or $4.88, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. The Company may redeem the Series D Preferred Stock at any time for a premium to face value that varies depending on the timing of redemption. In connection with this private placement, the Company issued an additional 500 shares of Series D Preferred Stock to a finder. As of December 31, 1999, holders of the Series D Preferred Stock had converted 6,000 shares into 4,059,399 shares of common stock, which included payment of all accrued dividends on these 6,000 shares of Series D Preferred Stock. Additionally, during the fourth quarter of 1999, the Company received notices from the investors to convert 4,000 shares of Series D Preferred Stock into common stock. In January 2000, the Company converted these 4,000 shares of Series D Preferred Stock, along with related dividends, into 4,039,033 shares of common stock. Subsequent to these conversions, 500 shares of Series D Preferred Stock were issued and outstanding.

     On May 12, 1999, the Company issued 2,000 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock") for gross proceeds of $2,000,000. In connection with this issuance, the investor received warrants to purchase a total of 50,000 shares of common stock. The warrants have an exercise price of $4.65 per share and a term of three years. The Series E Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series E Preferred Stock. The Company may redeem the Series E Preferred Stock at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels. Holders of the Series E Preferred Stock may convert these securities into shares of common stock at the lesser of 94% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion, or $3.72, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. In connection with this private placement, the Company issued an additional 100 shares of Series E Preferred Stock were issued to a finder. As of December 31, 1999, the Series E Preferred Stock investor had converted all of its 2,000 shares of Series E Preferred Stock, along with related dividends, into 1,627,481 shares of common stock.

     On various dates during 1999, the Company borrowed $583,500 from several officers of the Company pursuant to non-interest bearing promissory notes or agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000.

     In August 1999, the Company entered into a financing agreement with a lender under which the Company receives 80% of an identified accounts receivable balance upon presentation to the lender of certain documentation supporting the underlying sale. The Company receives the remaining 20%, net of a fee paid to the lender, upon collection by the lender of the original accounts receivable balance. The lender has recourse to the Company for any uncollected accounts receivable balances. The Company paid $60,000 in initial placement fees associated with this facility, all of which was amortized during 1999. During the year ended

December 31, 1999, the Company received $456,315 in proceeds and incurred $9,698 in interest expense related to this facility. The Company owed $24,254 on this facility at December 31, 1999.

     On September 21, 1999, the Company completed a $100,000 private placement of common stock in which 135,000 restricted shares, as defined in Rule 144 promulgated under the Securities Act, were issued.

     During October 1999 through December 1999, the Company borrowed $1,000,000 from an investor pursuant to a secured promissory note. In connection with this borrowing, the Company issued warrants to purchase 1,000,000 shares of its common stock at $1.00 per share. On December 31, 1999, the cashless conversion of these warrants into 1,000,000 shares of the Company's common stock was used as consideration to fully repay the loan.

     During October 1999 through December 1999, the Company issued 545,000 shares of its common stock to investors who exercised warrants granted in connection with previous financings for proceeds of $838,513.

     On November 19, 1999, the Company completed a $3,000,000 private placement of common stock in which 1,000,000 shares were issued.

     On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "IBM Facility"). Borrowings under the IBM Facility are secured by the Company's equipment, inventory and accounts receivable balances. The Company paid $60,000 in initial placement fees, which are being amortized over the six-month period ending May 31, 2000. Under the terms of the facility, the Company borrowed $1,000,000 under a term loan and was extended a $3,000,000 credit line to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. The borrowing under the term loan accrues interest at the prime rate (8.5% at December 31, 1999) plus 2.5% per annum and is to be repaid in three equal installments in February, April and June, 2000. Borrowings under the credit line accrue interest at up to the prime rate plus 2.75%, depending on certain characteristics of the underlying Company sales being financed such as the type of customer and the age of the accounts receivable balance. The Company owed $1,000,000 at December 31, 1999 and incurred $9,167 in interest expense during 1999 associated with the IBM Facility.

     Subsequent to December 31, 1999, the Company has raised approximately $13,187,000 through the issuance of common stock, borrowings, and the exercise of warrants granted in connection with previous financings.

     For the year ended December 31, 1999, the Company's operating activities used cash of $15,803,023. This was primarily the result of a $16,775,797 net loss and cash used by inventory of $3,989,991, offset by a net increase in accounts payable and accrued expenses of $4,028,612 and depreciation and amortization of $1,409,249. Cash used in investing activities for the year ended December 31, 1999 was $2,236,684 which included $959,073 for the acquisition of property and equipment, $349,250 related to obtaining and maintaining patents, $120,000 in capitalized loan costs and $808,545 in capitalized tooling costs. Proceeds from the Company's financing activities for the year ended December 31, 1999 were $19,056,622, which primarily consisted of $11,418,621 from the issuance of the Company's Series D and Series E Preferred Stock, net of related fees, $6,009,834 from the issuance of the Company's common stock, $1,838,513 from the exercise of warrants, and $3,039,315 of proceeds from notes and loans, offset by payments on notes and loans totaling $3,255,061. As a result of the above, cash and cash equivalents on hand as of December 31, 1999 was $2,031,143, an increase of $1,106,494 from the $924,629 of cash on hand as of December 31, 1998.

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

     At December 31, 1999, the Company had informal agreements with several of its suppliers to take shipments of additional inventory of parts and components during the first half of 2000. While the timing and amount of these shipments may be adjusted, the total amount of inventory and related payment under these agreements could be approximately as much as $1,500,000 to $2,000,000.

     The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of the Mobile Assistant Series, expands its full sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the Mobile Assistant Series, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Management is currently exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. If additional funds are raised by the Company through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company will be reduced. The Company's management believes that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 2001. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company.

     The Company's independent accountant's report on its financial statements as of and for the years ended December 31, 1999 and 1998 contains an explanatory paragraph that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the costs of its operations.

ITEM 7.  FINANCIAL STATEMENTS.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................  F-1
Consolidated Balance Sheets -- December 31, 1999 and 1998...  F-2
Consolidated Statements of Operations -- Years ended
  December 31, 1999 and 1998................................  F-3
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 1999 and 1998..........................  F-4
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1999 and 1998................................  F-5
Notes to Consolidated Financial Statements..................  F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Xybernaut Corporation

     We have audited the accompanying consolidated balance sheets of Xybernaut Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xybernaut Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Grant Thornton, LLP

Vienna, VA
February 25, 2000

                             XYBERNAUT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
      Cash and cash equivalents.............................  $  2,031,143   $    924,649
      Accounts receivable, net of allowances of $140,968 and
        $91,131.............................................       706,850        229,120
      Inventory, net of reserves of $120,000 and $770,557...     6,060,455      1,347,668
      Prepaid and other current assets......................       556,042        374,243
                                                              ------------   ------------
          Total current assets..............................     9,354,490      2,875,680
                                                              ------------   ------------
Property and equipment, net.................................       695,440        462,384
                                                              ------------   ------------
Other assets:
      Patent costs, net of accumulated amortization of
        $520,683 and $313,982...............................       703,174        560,625
      Tooling costs, net of accumulated amortization of
        $630,890 and $326,752...............................       286,456        370,285
      Other.................................................       283,864        142,614
                                                              ------------   ------------
          Total other assets................................     1,273,494      1,073,524
                                                              ------------   ------------
          Total assets......................................  $ 11,323,424   $  4,411,588
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes and loans payable...............................  $  1,034,254   $  1,250,000
      Accounts payable......................................     4,601,631      1,626,897
      Accrued expenses and other............................     2,284,390        786,980
                                                              ------------   ------------
          Total current liabilities.........................     7,920,275      3,663,877
                                                              ------------   ------------
Commitments and contingencies
  Stockholders' equity:
      Preferred stock, $0.01 par value, 6,000,000 shares
        authorized:
       600 and 188 shares of convertible preferred stock
          issued and outstanding at December 31, 1999 and
          1998; (liquidation preference $600,000 and
          $188,000 at December 31, 1999 and 1998)...........       543,751        182,378
       4,000 shares of convertible preferred stock converted
          into common stock subsequent to December 31, 1999;
          (liquidation preference $4,000,000)...............     3,452,837             --
      Common stock, $0.01 par value, 80,000,000 shares
        authorized:
       29,944,407 and 21,359,751 shares issued and
          outstanding.......................................       299,444        213,597
      Additional paid-in capital............................    47,188,704     31,716,067
      Foreign currency translation..........................        58,541             --
      Accumulated deficit...................................   (48,140,128)   (31,364,331)
                                                              ------------   ------------
          Total stockholders' equity........................     3,403,149        747,711
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 11,323,424   $  4,411,588
                                                              ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Revenue:
      Product sales.........................................  $  3,301,899   $    873,586
      Consulting, licensing and other.......................        38,373          1,974
                                                              ------------   ------------
          Total revenue.....................................     3,340,272        875,560
Cost of sales...............................................     2,854,456      2,274,455
                                                              ------------   ------------
          Gross income (loss)...............................       485,816     (1,398,895)
Operating expenses:
      Sales and marketing...................................     8,377,811      4,488,496
      General and administrative............................     6,469,922      4,386,899
      Research and development..............................     2,462,752      2,870,808
                                                              ------------   ------------
          Total operating expenses..........................    17,310,485     11,746,203
                                                              ------------   ------------
          Operating loss....................................   (16,824,669)   (13,145,098)
Interest and other income, net..............................        78,095         33,610
                                                              ------------   ------------
      Loss before provision for income taxes................   (16,746,574)   (13,111,488)
Provision for income taxes..................................        29,223             --
                                                              ------------   ------------
      Net loss..............................................   (16,775,797)   (13,111,488)
Provision for preferred stock dividends.....................       311,714         59,303
Provision for accretion on preferred stock beneficial
  conversion feature........................................     1,507,376        907,489
                                                              ------------   ------------
      Net loss applicable to holders of common stock........  $(18,594,887)  $(14,078,280)
                                                              ============   ============
      Net loss per common share applicable to holders of
        common stock (basic and diluted)....................  $      (0.78)  $      (0.80)
                                                              ============   ============
Weighted average number of common shares Outstanding (basic
  and diluted)..............................................    23,842,403     17,670,318
                                                              ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        NUMBER OF SHARES                 VALUE OF SHARES              ADDITIONAL     ACCUMULATED
                                     ----------------------   -------------------------------------     PAID-IN     COMPREHENSIVE
                                     PREFERRED     COMMON      PREFERRED    PREFERRED(1)    COMMON      CAPITAL        INCOME
                                     ---------   ----------   -----------   ------------   --------   -----------   -------------
BALANCE, DECEMBER 31, 1997.........    5,430     14,360,515   $ 4,193,355    $       --    $143,605   $17,181,329      $    --
Issuance of common stock...........       --      2,776,923            --            --      27,770     9,158,889           --
Issuance of preferred stock........    1,375             --     1,240,053            --          --            --           --
Issuance of common stock in
 connection with issuance of Series
 B Preferred Stock.................       --         50,000            --                       500        97,938           --
Conversion of preferred stock into
 common stock......................   (6,617)     4,827,570    (5,982,049)                   48,275     5,933,774           --
Value of beneficial conversion
 feature on preferred stock........       --             --      (176,470)           --          --       176,470           --
Accretion of deemed dividend of
 preferred stock...................       --             --       907,489            --          --      (907,489)          --
Preferred stock dividend
 requirements......................       --             --            --            --          --       (59,303)          --
Amortization of deferred
 compensation......................       --             --            --            --          --            --           --
Cancellation of escrow shares of
 common stock......................       --       (750,000)           --            --      (7,500)        7,500           --
Dividends on preferred stock paid
 with common stock.................       --         94,743            --            --         947       126,959           --
Net loss...........................       --             --            --            --          --            --           --
                                      ------     ----------   -----------    ----------    --------   -----------      -------
BALANCE, DECEMBER 31, 1998.........      188     21,359,751   $   182,378    $       --    $213,597   $31,716,067      $    --
Issuance of common stock...........       --      1,976,356            --            --      19,764     5,990,070           --
Issuance of preferred stock........   12,600             --    11,418,621            --          --            --           --
Conversion of preferred stock into
 common stock......................   (8,188)     5,666,514    (7,604,411)                   56,665     7,547,746           --
Conversion of preferred stock into
 common stock subsequent to
 December 31, 1999.................       --             --    (3,452,837)    3,452,837          --            --           --
Exercise of warrants...............       --      1,545,000            --            --      15,450     1,823,063           --
Exercise of stock options..........       --          1,800            --            --          18         5,382           --
Shares and stock options issued for
 services and incentives...........       --          2,500            --            --          25       223,522           --
Cancellation of escrow shares of
 common stock......................       --       (750,000)           --            --      (7,500)        7,500           --
Value of beneficial conversion
 feature on preferred stock........       --             --    (1,507,376)           --          --     1,507,376           --
Accretion of deemed dividend of
 preferred stock...................       --             --     1,507,376            --          --    (1,507,376)          --
Dividends on preferred stock paid
 with common stock.................       --        142,486            --            --       1,425       187,068           --
Preferred stock dividend
 requirements......................       --             --            --            --          --      (311,714)          --
Foreign currency translation.......       --             --            --            --          --            --       58,541
Net loss...........................       --             --            --            --          --            --           --
                                      ------     ----------   -----------    ----------    --------   -----------      -------
Total comprehensive income
 (loss)............................       --             --            --            --          --            --           --
                                      ------     ----------   -----------    ----------    --------   -----------      -------
BALANCE, DECEMBER 31, 1999.........    4,600     29,944,407   $   543,751    $3,452,837    $299,444   $47,188,704      $58,541
                                      ======     ==========   ===========    ==========    ========   ===========      =======

                                                                       TOTAL
                                     ACCUMULATED      DEFERRED     STOCKHOLDERS'
                                       DEFICIT      COMPENSATION      EQUITY
                                     ------------   ------------   -------------
BALANCE, DECEMBER 31, 1997.........  $(18,252,843)    $(91,511)    $  3,173,935
Issuance of common stock...........            --           --        9,186,659
Issuance of preferred stock........            --           --        1,240,053
Issuance of common stock in
 connection with issuance of Series
 B Preferred Stock.................            --           --           98,438
Conversion of preferred stock into
 common stock......................            --           --               --
Value of beneficial conversion
 feature on preferred stock........            --           --               --
Accretion of deemed dividend of
 preferred stock...................            --           --               --
Preferred stock dividend
 requirements......................            --           --          (59,303)
Amortization of deferred
 compensation......................            --       91,511           91,511
Cancellation of escrow shares of
 common stock......................            --           --               --
Dividends on preferred stock paid
 with common stock.................            --           --          127,906
Net loss...........................   (13,111,488)          --      (13,111,488)
                                     ------------     --------     ------------
BALANCE, DECEMBER 31, 1998.........  $(31,364,331)    $     --     $    747,711
Issuance of common stock...........            --           --        6,009,834
Issuance of preferred stock........            --           --       11,418,621
Conversion of preferred stock into
 common stock......................            --           --               --
Conversion of preferred stock into
 common stock subsequent to
 December 31, 1999.................            --           --               --
Exercise of warrants...............            --           --        1,838,513
Exercise of stock options..........            --           --            5,400
Shares and stock options issued for
 services and incentives...........            --           --          223,547
Cancellation of escrow shares of
 common stock......................            --           --               --
Value of beneficial conversion
 feature on preferred stock........            --           --               --
Accretion of deemed dividend of
 preferred stock...................            --           --               --
Dividends on preferred stock paid
 with common stock.................            --           --          188,493
Preferred stock dividend
 requirements......................            --           --         (311,714)
Foreign currency translation.......            --           --           58,541
Net loss...........................   (16,775,797)          --     ( 16,775,797)
                                     ------------     --------     ------------
Total comprehensive income
 (loss)............................            --           --      (16,717,256)
                                     ------------     --------     ------------
BALANCE, DECEMBER 31, 1999.........  $(48,140,128)    $     --     $  3,403,149
                                     ============     ========     ============

---------------
(1) Represents preferred stock converted into common stock subsequent to December 31, 1999.

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             XYBERNAUT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(16,775,797)  $(13,111,488)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,409,249        503,143
     Gain on disposal of assets.............................       (26,562)        (6,626)
     Provision for inventory................................       120,000        770,557
     Provision for bad debts................................        49,837         37,920
     Non-cash charges for equity securities issued for
       services.............................................       223,547         91,511
     Reduction of carrying value for equipment and tooling
       costs................................................            --        688,546
     Changes in assets and liabilities:
       Inventory............................................    (3,989,991)      (835,795)
       Accounts receivable..................................      (547,097)       (50,273)
       Prepaid and other current assets.....................      (178,951)       (39,998)
       Other assets.........................................      (115,870)        10,737
       Accounts payable.....................................     2,505,775      1,364,158
       Accrued expenses and other...........................     1,522,837       (121,392)
                                                              ------------   ------------
     Net cash used in operating activities..................   (15,803,023)   (10,699,000)
                                                              ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..............           834         32,312
  Acquisition of property and equipment.....................      (959,073)      (256,358)
  Acquisition of patents, trademarks and related costs......      (349,900)      (313,109)
  Acquisition of trademarks.................................          (650)            --
  Capitalization of tooling costs...........................      (808,545)      (448,744)
  Capitalization of loan costs..............................      (120,000)            --
                                                              ------------   ------------
     Net cash used in investing activities..................    (2,236,684)      (985,899)
                                                              ------------   ------------
Cash flows from financing activities:
  Proceeds from:
     Preferred stock offerings, net.........................    11,418,621      1,240,053
     Common stock offerings, net............................     6,009,834      9,186,659
     Exercise of warrants...................................     1,838,513             --
     Exercise of stock options..............................         5,400             --
     Notes and loans........................................     3,039,815      1,250,000
  Payments for:
     Notes and loans........................................    (3,255,561)       (19,530)
                                                              ------------   ------------
     Net cash provided by financing activities..............    19,056,622     11,657,182
                                                              ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        89,579             --
Net increase (decrease) in cash and cash equivalents........     1,106,494        (27,717)
Cash and cash equivalents, beginning of period..............       924,649        952,366
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  2,031,143   $    924,649
                                                              ============   ============
Supplemental disclosure of cash flow information:
     Cash paid for interest.................................  $     18,367   $      5,032
                                                              ============   ============
     Cash paid for taxes....................................  $      9,419   $         --
                                                              ============   ============
Supplemental disclosure of non-cash financing activities:
     Equity securities issued for payment of services
       provided.............................................  $    223,547   $     91,511
                                                              ============   ============
     Provision for preferred stock dividend requirements....  $    311,714   $     59,303
                                                              ============   ============
     Common stock issued for preferred stock dividend
       requirements.........................................  $    188,493   $    134,833
                                                              ============   ============
     Exercise of warrants in consideration of loan
       repayment............................................  $  1,000,000   $         --
                                                              ============   ============
     Issuance of common stock in consideration of loan
       repayment............................................  $  1,250,000   $         --
                                                              ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FINANCING

  THE COMPANY

     Xybernaut Corporation (the "Company") was incorporated in Virginia as Contemporary Products & Services, Inc. in October 1990 and changed its name to Computer Products & Services, Inc. in November 1992. In April 1996, the Company merged with Xybernaut Corporation, a Delaware corporation, in order to change its name and reincorporate in Delaware. On July 18, 1996, the Company completed its Initial Public Offering ("IPO"). Since the commencement of operations in November 1992, the Company has engaged in the research, development and commercialization of hardware and software products for wearable computing and communications. The Company's current mobile computing product is the Mobile Assistant IV model (the "MA IV(R)"), which is a full-function, body-worn, voice-controlled computer with a body-worn video display. Additional hardware and software products are planned for development and use on the Mobile Assistant series and subsequent proprietary products.

  FINANCING

     The Company has incurred significant recurring losses from operations since inception and will require additional capital to fund its operations and meet its ongoing obligations for 2000 and potentially beyond. Management believes they will be successful in their efforts to obtain such financing and subsequent to year-end has raised approximately $13,187,000 (see Note 13). There can be no assurance that the Company will not incur additional losses or will not require significant amounts of additional capital. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Xybernaut GmbH (Boblingen, Germany), Xybernaut K.K. (Yokohoma, Japan) and Tech Virginia (Fairfax, Virginia). All significant intercompany accounts and transactions have been eliminated in the consolidation. Net gains and losses resulting from foreign exchange transactions have not been material.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  INVENTORY

     Inventory consists primarily of component parts held for resale and allocated tooling costs and is comprised principally of finished goods. Inventory is stated at the lower of cost or market, cost being

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts carrying values to their net realizable value when required. As of December 31, 1999 and 1998, the allowance to reduce inventory balances to net realizable value was $120,000 and $770,557, respectively. The reserve at December 31, 1999 represents the Company's estimate of the loss of value of certain of the older peripherals and components of the MA IV. In the event that sales do not materialize, an adjustment may be necessary to write down the carrying value of inventory. The reserve at December 31, 1998 represents the full reduction of all inventory amounts related to the Company's products prior generations of products.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures......................................    5 years
Equipment...................................................  3-5 years
Leasehold improvements......................................    3 years
Demonstration units.........................................    1 year

     Expenditures for maintenance and repairs are expensed directly to the appropriate operating account as incurred. Expenditures determined to represent additions and betterments are capitalized.

  TOOLING COSTS

     Capitalized tooling costs consist of payments made to third-party vendors for reimbursement of their products and services that are used in the design and manufacturing of the Company's proprietary products. Tooling costs are amortized into cost of sales expense based upon the ratio of units sold in a given period to total units expected to be produced and sold. In 1998, the Company recognized charges of approximately $455,000 related to the write-off of certain capitalized tooling costs related to the Company's products prior to the MA IV.

  SOFTWARE DEVELOPMENT COSTS

     Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have not been significant. Accordingly, the Company has not capitalized any software development costs. Since the Company is currently in the planning and development phase for software toolkits, no costs have been capitalized to date.

  PATENT COSTS

     Patent costs consist of legal fees, filing fees and other direct costs incurred in obtaining patents and are amortized on a straight-line basis over a five-year period and are presented as general and administrative expenses in the accompanying consolidated statements of operations. Amortization expense related to the patents was $206,701 and $136,906 during 1999 and 1998, respectively. Costs associated with the upkeep and maintenance of existing patents are expensed as incurred.

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
  START-UP COSTS

     The Company expenses start-up and organization costs as incurred in accordance with Statement of Position 98-5, "Reporting on Costs of Start-Up Activities."

  IMPAIRMENT OF LONG-LIVED ASSETS

     Management of the Company monitors the carrying value of long-lived assets for potential impairment on an on-going basis. Potential impairment would be determined by comparing the carrying value of these assets with their related, expected future net cash flows. Should the sum of the related, expected future net cash flows be less than the carrying value, management would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the future discounted cash flows. No such impairment losses were recorded during 1999 or 1998.

  REVENUE RECOGNITION AND WARRANTIES

     The Company recognizes revenues upon shipment to end-users pursuant to a valid purchase order ("sell-to accounting"). Shipments to distributors are accounted for using "sell-through accounting," under which revenue is recognized when the distributor ships to an end-user, until such time as an adequate history of shipments and returns from distributors can be developed to allow for revenue to be recognized upon shipment offset by an allowance for returns. Shipments to distributors are treated as revenue upon shipment only if shipped pursuant to a separate purchase order that stipulates that the products are for demonstration or testing by the distributor and that the obligation to pay is binding and not subject to contingencies.

     The Company generally provides a one-year warranty on parts and a six-month warranty on labor. A provision for estimated future warranty costs is recorded at the time of shipment. However, the Company's suppliers for the significant components of the MA IV, including the computing unit, flat panel display, head mounted display, and batteries, provide the Company with similar warranties. The Company recorded warranty expense of $36,204 and $59,678 during 1999 and 1998, respectively, and had a warranty reserve of $100,781 and $64,577 at December 31, 1999 and 1998, respectively.

  RESEARCH AND DEVELOPMENT PROGRAMS

     Research and development costs are charged to operations as incurred, including the cost of components purchased for testing and product development that are saleable but are intended for development work only.

  INCOME TAXES

     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. The provision for income taxes in 1999 results from the operations of the Company's international subsidiaries.

  NET LOSS PER SHARE

     Basic earnings (or loss) per share is based on the weighted average number of outstanding shares of common stock. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock.

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
For all periods presented herein, diluted earnings per share is the same as basic earnings per share for the Company because the effects of such items were anti-dilutive given the losses incurred in such periods.

  ISSUANCE OF EQUITY SECURITIES FOR SERVICES

     Periodically, the Company issues shares of common stock and options to purchase shares of common stock to vendors and consultants in return for goods or services. These transactions are recorded at either the fair value of the securities issued or at the fair value of goods received or services performed, whichever is more reliably measured.

  ESCROWED SHARES

     Escrowed shares are considered issued and outstanding and reported as such on the combined balance sheets until their cancellation. At December 31, 1999, all escrowed shares had been cancelled. Since the Company has reported losses, the loss per share for the Company is calculated using outstanding shares less shares held in escrow to avoid antidilution. Therefore, the cancellation of shares from escrow does not affect the reported losses per share.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 1999 and 1998, because of the relatively short maturity of these instruments. The carrying value of the notes and loans payable approximated fair value as of December 31, 1999 and 1998, based upon market prices for the same or similar debt issues.

  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains and losses on foreign currency transactions are included in nonoperating revenues and expenses.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 1999, the required implementation date of SFAS No. 133 was delayed to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently the Company does not utilize derivative instruments, but may elect to do so to hedge foreign currency exposure if such exposure becomes significant. The adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company will adopt SFAS 133 for the year ending December 31, 2001.

  RECLASSIFICATIONS

     Certain 1998 balances and disclosures have been reclassified to conform to the 1999 presentation.

                             XYBERNAUT CORPORATION

3. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                              1999              1998
                                                           -----------       ----------
Furniture and fixtures...................................  $   195,896           74,872
Equipment................................................      695,393       $  516,669
Leasehold improvements...................................      257,868          153,159
Demonstration units......................................      922,604          327,872
                                                           -----------       ----------
                                                             2,071,761        1,072,572
Less accumulated depreciation and amortization...........   (1,376,321)        (610,188)
                                                           -----------       ----------
                                                           $   695,440       $  462,384
                                                           ===========       ==========

     Depreciation expense for the years ended December 31, 1999 and 1998 was $703,158 and $364,472, respectively.

4. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999            1998
                                                              ----------       --------
Accrued salaries and benefits...............................  $  863,233       $541,427
Professional fees...........................................     565,496         70,418
Warranty reserve............................................     100,781         64,577
Dividends on preferred stock................................     143,466          5,794
Other.......................................................     611,414        104,764
                                                              ----------       --------
                                                              $2,284,390       $786,980
                                                              ==========       ========

     Other accruals consist of amounts related to expenses incurred in the normal course of business, such as employee travel costs, sales and other taxes, royalty costs for software sales, and deferred revenues.

5. NOTES PAYABLE

     On December 17, 1998, the Company borrowed $1,250,000 from two financial institutions. The maturity date of the debt was January 29, 1999 and interest was at 12% per annum. On January 29, 1999, the Company repaid the principal and accrued interest through the issuance of common stock.

     On various dates during 1999, the Company borrowed a total of $583,000 from several officers of the Company pursuant to non-interest bearing promissory notes or agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000.

     In August 1999, the Company entered into a financing agreement with a lender under which the Company receives 80% of an accounts receivable balance upon presentation to the lender of certain documentation supporting the underlying sale. The Company receives the remaining 20%, net of a fee paid to the lender, upon collection by the lender of the original accounts receivable balance. The lender has recourse to the Company for any uncollected accounts receivable balance. The Company paid $60,000 in initial placement fees associated with this facility, all of which was amortized during 1999. During the year ended December 31, 1999, the Company received $456,315 in proceeds and incurred $9,698 in interest expense related to this facility. The Company owed $24,254 on this facility at December 31, 1999.

                             XYBERNAUT CORPORATION

5. NOTES PAYABLE, CONTINUED:
     Between October 1999 and December 1999, the Company borrowed $1,000,000 from an investor pursuant to a secured promissory note. On December 31, 1999, the cashless conversion of warrants issued in connection with this borrowing was used as consideration to fully repay the loan.

     On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "IBM Facility"). Borrowings under the IBM Facility are secured by the Company's equipment, inventory and accounts receivable balances. The Company paid $60,000 in initial placement fees, which are being amortized over the six-month period ending May 31, 2000. Under the terms of the facility, the Company borrowed $1,000,000 under a term loan and was extended a $3,000,000 credit line to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. The borrowing under the term loan accrues interest at up to the prime rate (8.5% at December 31, 1999) plus 2.5% per annum and is to be repaid in three equal installments in February, April and June, 2000. Borrowings under the credit line accrue interest up to the prime rate plus 2.75%, depending on certain specifics of the underlying Company sales being financed, such as the type of customer and the age of the accounts receivable balance. The Company owed $1,000,000 at December 31, 1999 and incurred $9,167 in interest expense during 1999 associated with the IBM Facility.

6. STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     As of December 31, 1999, the Company had 6,000,000 shares of authorized Preferred Stock of which 3,000, 4,180, 375, 10,500, and 2,100 shares had been designated as Convertible Preferred Stock Series A, B, C, D, and E, respectively ("Series A, B, C, D or E Preferred Stock", respectively). Under the terms of the Company's Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of Preferred Stock.

     On June 30, 1997, the Company issued 3,000 shares of Series A Preferred Stock for gross proceeds of $3,000,000. As of December 31, 1998, all Series A Preferred Stock had been converted into 1,958,981 shares of common stock, which included payment of all accrued dividends.

     On November 12, 1997, the Company issued 3,180 shares of Series B Preferred Stock for gross proceeds of $3,180,000. In 1998, the Company issued an additional 1,000 shares of Series B Preferred Stock with identical terms for additional gross proceeds of $1,000,000. In connection with this issuance, the Company granted to the underwriter warrants to purchase a total of 100,000 shares of common stock at prices ranging from $2.13 to $3.03. As of December 31, 1998, all Series B Preferred Stock had been converted into 3,172,239 shares of common stock, which included payment of all accrued dividends.

     On May 22, 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. As of December 31, 1999, all Series C Preferred Stock had been converted into 165,230 shares of common stock, which included payment of all accrued dividends.

     On March 10, 1999, the Company issued the first tranche of 5,000 shares of Series D Preferred Stock for gross proceeds of $5,000,000. Following the effectiveness of a registration statement covering the resale of the common stock issuable upon conversion of the Series D Preferred Stock, the Company issued an additional 5,000 shares of Series D Preferred Stock for gross proceeds of $5,000,000. In connection with these issuances, the investors received warrants to purchase 20 shares of common stock for each share of Series D Preferred Stock purchased. The warrants have an exercise price of $6.09 per share and a term of three years. The Series D Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of

                             XYBERNAUT CORPORATION

6. STOCKHOLDERS' EQUITY, CONTINUED:
common stock, upon the conversion of the Series D Preferred Stock into common stock. The Series D Preferred Stock may be converted into shares of common stock by dividing the dollar amount of Series D Preferred Stock outstanding by the lesser of 100% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion or $4.88, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. The Company may redeem the Series D Preferred Stock at any time for a premium to face value that varies depending on the timing of redemption. In connection with this private placement, the Company issued an additional 500 shares of Series D Preferred Stock to a finder. As of December 31, 1999, holders of the Series D Preferred Stock had converted 6,000 shares into 4,059,399 shares of common stock, which included payment of all accrued dividends on these 6,000 shares of Series D Preferred Stock. Additionally, during the fourth quarter of 1999, the Company received notices from the investors to convert 4,000 shares of Series D Preferred Stock into common stock. In January 2000, the Company converted these 4,000 shares of Series D Preferred Stock, along with related dividends, into 4,039,033 shares of common stock. Subsequent to these conversions, 500 shares of Series D Preferred Stock remain issued and outstanding.

     On May 12, 1999, the Company issued 2,000 shares of Series E Preferred Stock for gross proceeds of $2,000,000. In connection with this issuance, the investor received warrants to purchase a total of 50,000 shares of common stock. The warrants had an exercise price of $4.65 per share and a term of three years. The Series E Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series E Preferred Stock. The Company may redeem the Series E Preferred Stock at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels. Holders of the Series E Preferred Stock may convert these securities into shares of common stock at the lesser of 94% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion, or $3.72, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. In connection with this private placement, the Company issued an additional 100 shares of Series E Preferred Stock to a finder. As of December 31, 1999, the Series E Preferred Stock investor had converted all of its 2,000 shares of Series E Preferred Stock, along with related dividends, into 1,627,481 shares of common stock. Subsequent to these conversions, 100 shares of Series E Preferred Stock remain issued and outstanding.

     The Company filed registration statements with the SEC to register the common stock into which its various convertible preferred stock issuances can be converted except for the 500 shares of Series D Preferred Stock and the 100 shares of Series E Preferred Stock which were issued to finders in connection with the respective private placements. As of January 2000, the SEC has declared effective all such registration statements.

     The Company's preferred stock issues have included nondetachable conversion features that are considered to be "in the money" at the date of issuance (a "beneficial conversion feature"). The beneficial conversion was recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders could realize the maximum beneficial conversion. As a result of the accumulated deficit, the value of the preferred stock was not allocated between par value and additional paid-in capital and the accretion of the value allocated to the beneficial conversion on the preferred stock and the related dividends is recorded against additional paid-in capital. At December 31, 1999, all of the value associated with the beneficial conversion features has been fully accreted against additional paid-in capital.

                             XYBERNAUT CORPORATION

6. STOCKHOLDERS' EQUITY, CONTINUED:
     The Company's preferred stock activity is summarized in the following table:

                                            SERIES A               SERIES B              SERIES C              SERIES D
                                      --------------------   --------------------   ------------------   --------------------
                                      SHARES     AMOUNT      SHARES     AMOUNT      SHARES    AMOUNT     SHARES     AMOUNT
                                      ------   -----------   ------   -----------   ------   ---------   ------   -----------
Balance, December 31, 1997..........   2,250   $ 1,741,983    3,180   $ 2,451,372      --           --       --            --
Issuance of shares, net.............      --            --    1,000       875,299     375      364,754       --            --
Value of beneficial conversion
 feature............................      --            --       --      (176,470)     --           --       --            --
Accretion of deemed dividend........      --       329,269       --       578,220      --           --       --            --
Conversion into common stock........  (2,250)   (2,071,252)  (4,180)   (3,728,421)   (187)    (182,376)      --            --
                                      ------   -----------   ------   -----------    ----    ---------   ------   -----------
Balance, December 31, 1998..........      --   $        --       --   $        --     188    $ 182,378       --   $        --
                                      ======   ===========   ======   ===========    ====    =========   ======   ===========
Issuance of shares, net.............      --            --       --            --      --           --   10,500   $ 9,442,390
Value of beneficial conversion
 feature............................      --            --       --            --      --           --       --    (1,173,024)
Accretion of deemed dividend........      --            --       --            --      --           --       --     1,173,024
Conversion into common stock........      --            --       --            --    (188)    (182,378)  (6,000)   (5,539,913)
                                      ------   -----------   ------   -----------    ----    ---------   ------   -----------
Balance, December 31, 1999..........      --   $        --       --   $        --      --    $      --    4,500   $ 3,902,477
                                      ======   ===========   ======   ===========    ====    =========   ======   ===========

                                            SERIES E
                                      --------------------
                                      SHARES     AMOUNT
                                      ------   -----------
Balance, December 31, 1997..........      --            --
Issuance of shares, net.............      --            --
Value of beneficial conversion
 feature............................      --            --
Accretion of deemed dividend........      --            --
Conversion into common stock........      --            --
                                      ------   -----------
Balance, December 31, 1998..........      --   $        --
                                      ======   ===========
Issuance of shares, net.............   2,100   $ 1,976,231
Value of beneficial conversion
 feature............................      --      (334,352)
Accretion of deemed dividend........      --       334,352
Conversion into common stock........  (2,000)   (1,882,120)
                                      ------   -----------
Balance, December 31, 1999..........     100   $    94,111
                                      ======   ===========

  COMMON STOCK

     On April 13, 1998, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with a private investor. Under the terms of the Equity Line Agreement, the Company issued 840,124 shares of common stock at $1.27 per share and obtained the right to require the investor to purchase an additional $10,000,000 worth of common stock at 90% of the Company's common stock market price (the "Put Rights"). Upon exercise of a Put Right, the Company was required to pay issuance costs of approximately 5.5% of the gross proceeds in cash and issue shares of common stock equal to 5% of the number of shares issued in the transaction. Pursuant to the terms of the agreement, the Company issued warrants to purchase a total of 60,000 shares of common stock at a price per share ranging from $1.76 to $2.81, issued 50,000 shares of common stock which could not be traded prior to April 13, 1999 and paid $60,000 in cash.

     In July 1998, the Company amended the Equity Line Agreement to allow for the sale of 545,454 shares of common stock for $5.50 per share and issued five-year warrants to purchase up to 300,000 shares of common stock at a price of $5.25 per share. The amendment contained certain repricing features which, as a result of market fluctuations in the Company's common stock, required the Company to issue an additional 94,004 shares of common stock without receiving additional compensation. The Company has no further obligation to issue additional shares related to these repricing features.

     On May 22, 1998, concurrent with the sale of the Company's Series C Preferred Stock, the Company issued 110,294 shares of common stock for $3.40 per share.

     In January 1999, the Company exercised additional Put Rights in which it issued 841,356 shares of common stock at prices ranging from $4.08 to $4.46 for cash proceeds of $2,110,000 and for use as consideration for the repayment of certain notes payable. In addition, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $5.50 per share and a warrant to purchase 100,000 shares of common stock at an exercise price of $6.00 per share.

     In November 1998, the Company sold 290,000 shares of common stock for $5.50 per share to a private investor. The terms of the purchase agreement allowed for an adjustment to the purchase price per share based on market fluctuations in the Company's common stock. Based on events in December 1998, the Company was required to issue an additional 150,000 shares of common stock to this investor without receiving additional compensation. The Company has no further obligation to issue additional shares related to these repricing features.

                             XYBERNAUT CORPORATION

6. STOCKHOLDERS' EQUITY, CONTINUED:
     On various dates in 1998, the Company received gross proceeds of $3,600,000 pursuant to the terms of several investment agreements whereby the Company issued 747,047 shares of common stock at prices ranging from $4.04 to $5.72 and issued warrants to purchase 37,500 shares of common stock at prices of $9.09, $9.58, and $13.05 per share. These agreements restricted the transfer of the shares of common stock issued for certain periods, all of which have expired at December 31, 1999.

     During 1999, the Company issued 2,500 shares of common stock and 161,750 options to purchase common stock to certain consultants and vendors as consideration related to services provided to the Company. The Company recorded expenses related to these services of $223,547 during 1999 based upon the value of the services received.

     On September 21, 1999, the Company completed a $100,000 private placement of common stock in which 135,000 restricted shares, as defined in Rule 144 promulgated under the Securities Act, were issued.

     On November 19, 1999, the Company completed a $3,000,000 private placement of common stock in which 1,000,000 shares were issued.

  COMMON STOCK WARRANTS

     In connection with the Company's IPO and the conversion of debentures during 1996 and 1997, a total of 3,846,427 warrants to purchase common stock were issued and outstanding at December 31, 1998. These warrants expired on their own terms on July 19, 1999 and no warrants were exercised prior to this date.

     During October through December 1999, the Company borrowed $1,000,000 from an investor pursuant to a secured promissory note. In connection with this borrowing, the Company issued warrants to purchase 1,000,000 shares of its common stock at $1.00 per share. On December 31, 1999, the cashless conversion of these warrants into 1,000,000 shares of the Company's common stock was used as consideration to fully repay the loan.

     In the quarter ended December 1999, the Company issued 545,000 shares of its common stock to investors who exercised warrants granted in connection with previous financings for proceeds of $838,513.

     Exclusive of the expired warrants issued in connection with the Company's IPO and the conversion of debentures during 1996 and 1997 discussed above, the Company has issued warrants to purchase 3,510,560 shares of its common stock in connection with the Company's various financings at prices that range from $1.00 to $18.00 per share. At December 31, 1999, the Company had warrants outstanding to purchase 1,842,700 shares of its common stock at prices that range from $1.50 to $18.00 per share. Subsequent to year-end, certain of these warrants were exercised at an average price of $4.51 per share, resulting in the issuance of 1,565,200 shares of common stock.

  ESCROWED SHARES

     As a condition to the Company's IPO, a representative of the several underwriters required certain of the Company's stockholders to deposit a total of 1,800,000 shares of common stock (the "Escrowed Shares") in escrow pursuant to an escrow agreement.

     The Escrowed Shares were to be released over a three-year period in the event the Company's gross revenues and earnings (loss) per share for the 12-month periods ending September 30, 1997, 1998 and 1999 equaled or exceeded certain per share targets or if the Company's stock price exceeded a certain per share target price. If such targets were not met, certain amounts of the Escrowed Shares were to be returned to the Company for each period and canceled.

                             XYBERNAUT CORPORATION

6. STOCKHOLDERS' EQUITY, CONTINUED:
     The Company did not meet the targets for escrow release for the periods ending September 30, 1997, 1998 or 1999. As a result, 300,000, 750,000 and
750,000 shares, respectively, were canceled from the escrow pool and returned to the Company, resulting in a reduction of 2.1%, 3.6% and 3.1% of the outstanding shares of common stock on each of the cancellations, respectively.

     Since the Company has reported losses, the loss per share for the Company is calculated using outstanding shares less shares held in escrow to avoid anti-dilution. Therefore, the cancellation of shares from escrow does not affect the reported loss per share.

7. STOCK OPTIONS

     On April 18, 1996, the Board of Directors approved, effective January 1, 1996, the Company's 1996 Omnibus Stock Incentive Plan (the "1996 Plan"). At the annual meeting of stockholders on August 28, 1997, the Company's stockholders approved the 1997 Stock Incentive Plan (the "1997 Plan"). At the annual meeting of stockholders on December 28, 1999, the Company's stockholders approved the 1999 Stock Incentive Plan (the "1999 Plan").

     Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights and shares of common stock to officers, directors, employees and others. The Company's stock options are generally exercisable in five equal annual installments beginning one year after the date of grant. Under the terms of these plans, no stock option may be granted at less than the fair market value of the Company's common stock on the date of grant.

     The 1996 Plan, the 1997 Plan and the 1999 Plan authorize the issuance of 650,000, 1,650,000 and 3,000,000 shares of the Company's common stock, respectively. At December 31, 1999, 650,000, 1,573,466, and 2,537,845 of the
shares authorized under the 1996 Plan, the 1997 Plan and the 1999 Plan, respectively, are outstanding.

     The following table summarizes information on the Company's stock options:

                                                FISCAL 1999                 FISCAL 1998
                                         -------------------------   -------------------------
                                                       WEIGHTED                    WEIGHTED
                                          NUMBER     AVERAGE PRICE    NUMBER     AVERAGE PRICE
                                         OF SHARES     PER SHARE     OF SHARES     PER SHARE
                                         ---------   -------------   ---------   -------------
Beginning balance......................  1,795,000       $3.59       1,738,430       $3.04
Granted................................  3,309,278       $3.06         802,550       $4.61
Exercised..............................     (1,800)      $3.00              --          --
Cancelled..............................   (341,167)      $4.54        (745,980)      $3.29
                                         ---------       -----       ---------       -----
Ending balance.........................  4,761,311       $3.17       1,795,000       $3.59
                                         =========       =====       =========       =====

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                  OPTIONS OUTSTANDING
             ------------------------------                           OPTIONS EXERCISABLE
 RANGE OF                  WEIGHTED-AVERAGE                      ------------------------------
 EXERCISE      NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
  PRICES     OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------  -----------   ----------------   ----------------   -----------   ----------------
$1.37-$2.50   1,640,061        10 years            $1.61            322,971         $1.95
$2.51-$4.00   1,277,250         8 years            $3.14            832,680         $2.94
$4.01-$7.31   1,844,000        10 years            $4.58            265,700         $5.12
              ---------        --------            -----          ---------         -----
              4,761,311         9 years            $3.17          1,421,351         $3.12
              =========        ========            =====          =========         =====

                             XYBERNAUT CORPORATION

7. STOCK OPTIONS, CONTINUED:
     The Company complies with the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its plans and, accordingly, does not recognize compensation expense.

     Had compensation expense for the Company's plan been determined based on the fair value at the grant date for plan awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common and common equivalent shares outstanding would have been the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
Net loss -- as reported.................................  $(16,775,797)     $(13,111,488)
Net loss -- pro forma...................................  $(21,844,935)     $(13,647,074)
Net loss per share -- as reported.......................  $      (0.70)     $      (0.74)
Net loss per share -- pro forma.........................  $      (0.92)     $      (0.77)

     The weighted-average fair values of each option at the date of grant for 1999 and 1998 was $1.53 and $0.67, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1999 and 1998: dividend yield of 0%; expected volatility of 70% in 1999 and 60% in 1998; risk-free interest rate of 5.49% in 1999 and 5.20% in 1998; and expected lives of 3 years.

8. SEGMENT AND ENTERPRISE WIDE REPORTING

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the fiscal year ended December 31, 1999. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. The financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments as a provider of wearable computers. The Company established foreign subsidiaries in both Germany and Japan in January 1999.

     Revenues by geographical destination as a percentage of total revenues for the year ended December 31, 1999 are as follows:

United States...............................................   55%
European countries, principally Germany.....................   18%
Far East countries, principally Japan.......................   20%
Other.......................................................    7%

                             XYBERNAUT CORPORATION

8. SEGMENT AND ENTERPRISE WIDE REPORTING, CONTINUED:
     Operations in various geographical areas, since the inception of those entities, are summarized as follows:

                                  UNITED STATES     EUROPE       FAR EAST     CONSOLIDATED
                                  -------------   -----------   -----------   ------------
Year Ended December 31, 1999:
Total revenues..................  $  2,085,058    $   591,314   $   663,900   $  3,340,272
                                  ============    ===========   ===========   ============
Net income (loss)...............  $(14,482,993)   $(1,203,968)  $(1,088,836)  $(16,775,797)
                                  ============    ===========   ===========   ============
Identifiable assets.............  $  7,125,523    $   300,422   $ 3,897,479   $ 11,323,424
                                  ============    ===========   ===========   ============

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenues and accounts receivable.

                                                         REVENUE                ACCOUNTS RECEIVABLE
                                                -------------------------   ----------------------------
                                                                                        PERCENT OF TOTAL
                                                NUMBER OF    PERCENT OF     NUMBER OF       ACCOUNTS
                                                CUSTOMERS   TOTAL REVENUE   CUSTOMERS      RECEIVABLE
                                                ---------   -------------   ---------   ----------------
For the Year Ended December 31,
1999..........................................     --            --%            2              22%
1998..........................................      2            23%            4              62%

9. SIGNIFICANT VENDOR

     One manufacturer currently supplies a significant portion of the Company's production parts and components. Management believes other manufacturers could provide the parts and components on similar terms. However, a delay in supply of the necessary parts and components, as a result of a change in supplier, could have a material adverse effect on the Company's results of operations.

10. INCOME TAXES

     For the years ended December 31, 1999 and 1998 no income tax benefit has been provided because the losses could not be carried back and realization of the benefit of the net operating losses carried forward was not assured. In 1999, the Company recognized approximately $29,000 in income tax expense related to foreign operations.

     At December 31, 1999, the Company had approximately $43,665,000 and $1,100,000 of net operating loss carryforwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

                             XYBERNAUT CORPORATION

10. INCOME TAXES, CONTINUED:
     Net deferred tax assets are comprised of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                               1999           1998
                                                           ------------   ------------
Excess of book over tax depreciation.....................  $    214,000   $     65,000
Net operating loss carryforwards.........................    16,575,000     10,557,000
Adjustment to accrual basis of accounting................       148,000        244,000
Accrued expenses and reserves............................       280,000        517,000
Tax credit carryforwards.................................        63,000         63,000
Foreign tax credits......................................        28,000             --
Foreign net operating loss carryforwards.................       510,000             --
Foreign other............................................         9,000             --
Less valuation allowance.................................   (17,827,000)   (11,446,000)
                                                           ------------   ------------
Net deferred tax asset...................................            --             --
                                                           ============   ============

     The following table is a reconciliation of the effective income tax rate at December 31, 9999:

                                                                 AMOUNT      PERCENT
                                                              ------------   -------
Pretax book income (loss)...................................  $(16,746,573)      --
                                                              ============   ======
Federal, U.S. statutory rate................................    (5,693,835)   34.00%
State, net of federal tax benefit...........................      (687,165)    4.10%
Valuation allowance.........................................     6,381,000   (38.10%)
Foreign.....................................................        29,000    (0.17%)

11. COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company leases operating facilities and certain equipment under various operating leases expiring on various dates through 2004. Future minimum payments under noncancelable operating leases at December 31, 1999 are:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2000........................................................  $  361,838
2001........................................................     354,123
2002........................................................     364,070
2003........................................................     279,798
2004........................................................       4,268
                                                              ----------
                                                              $1,364,097
                                                              ==========

     Total rental expense charged to operations for the year ended December 31, 1999 and 1998 was $321,987 and $292,957, respectively.

  LEGAL PROCEEDINGS

     On March 19, 1998, Matrix Corporation ("Matrix") filed a complaint against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of an agreement between the two companies concluded in December 1997 (the "December

                             XYBERNAUT CORPORATION

10. COMMITMENTS AND CONTINGENCIES, CONTINUED:
Agreement"), and that the Company should return all goods shipped by Matrix under both the December Agreement and a prior agreement concluded in June 1997 (the "June Agreement"). The Company and its legal counsel filed a counterclaim against Matrix stating that Matrix failed to perform to the requirements of both the June Agreement and the December Agreement and that the Company has been damaged by this failure to perform. The trial for the case was completed in August 1999 and on September 22, 1999 the District Court rendered a judgment against the Company. The Company paid approximately $875,000 to Matrix in the quarter ending December 31, 1999, in full settlement of this legal proceeding and, as part of the settlement, received approximately 150 systems and components for its 133P model. At December 31, 1999, the Company accrued $150,000 in legal fees incurred in connection with this lawsuit. These amounts are included in the Company's general and administrative expenses in the related periods.

12. RELATED PARTY TRANSACTIONS

     The Company uses a Director of the Company as its patent counsel. The Company incurred expenses for this Director of $239,598 and $164,956 during 1999 and 1998, respectively, in fees and disbursements for legal services rendered on the behalf of the Company. In addition, this Director served as processing agent for payments of $224,377 and $148,231 during 1999 and 1998, respectively, made to domestic and international law firms for fees and expenses related to the filing and maintenance of the Company's patents and trademarks.

     The Company uses a law firm, in which a Director of the Company is a partner, as its general counsel and for other legal services related to the Company's financings and litigation. The Company incurred $663,075 and $345,207 in legal expenses during 1999 and 1998, respectively, payable to the Director's law firm.

     The Company uses a law firm, in which a Director of the Company is a partner, for the Company's litigation and for other general legal services. The Company incurred $218,687 and $97,238 in legal expenses during 1999 and 1998, respectively, payable to the Director's law firm.

     The Company incurred $94,425 and $97,800 in 1999 and 1998, respectively, for salaries and automobile allowances payable to a Director of the Company for services provided to Tech Virginia, and for which $95,000 and $65,000 in 1999 and 1998, respectively, were paid.

     The Company incurred expenses of $211,621 and $234,745 in 1999 and 1998, respectively, for salaries, automobile allowances and travel costs payable to a Director and Executive Vice President of the Company who is the brother of the President and Chief Executive Officer and served as a consultant to the Company during 1999 and 1998. The Company incurred expenses of approximately $50,000 related to salary in 1999 and 1998 for the wife of the Chief Executive Officer.

     In 1998, the Company incurred $219,433 for sales and marketing consulting fees and expenses to two members of the SBS Software Center in Germany who became employees of the Company when a GmbH Company owned by one of these members was purchased by the Company at fair market value and renamed Xybernaut GmbH to establish the Company's operations in Europe.

     Xybernaut GmbH has engaged Bit-Solutions and Call-In, members of the SBS, to serve as the Company's distributors and to provide installation, repair and services for Company products sold in German-speaking countries. The executive officers of Bit-Solutions and Call-In are the son and daughter-in-law of one of the Company's Executive Vice Presidents and Directors. During 1999, the Company incurred expenses from Bit-Solutions and Call-In of $294,315 for service and support. During 1999 and 1998, the Company sold approximately $14,500 and $35,000, respectively, of products to Call-In.

                             XYBERNAUT CORPORATION

12. RELATED PARTY TRANSACTIONS, CONTINUED:
     On various dates during 1999, the Company borrowed $583,000 from several officers of the Company pursuant to non-interest bearing promissory notes or agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000.

13. SUBSEQUENT EVENTS

     In January 2000, the Company borrowed approximately $3,025,000 from several lenders pursuant to promissory notes that require the Company to repay the borrowings by January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest accrues at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase approximately 302,500 shares of unregistered common stock at $0.10 per share.

     In January 2000, the Company received $2,460,500 in proceeds through the issuance of 647,500 shares of common stock in a private placement offering.

     In January 2000, an additional 4,000 shares of Series D Preferred Stock were converted by the investors, along with related dividends, into 4,039,033 shares of common stock.

     In January and February of 2000, the Company issued 1,867,700 shares of its common stock to investors who exercised warrants granted in connection with previous financings for gross proceeds of $7,082,475. Subsequent to these exercises, the Company had warrants outstanding to purchase 277,500 shares of its common stock at prices that range from $4.25 to $18.00.

     In January and February of 2000, certain of the Company's employees and consultants exercised stock options that had been issued pursuant to the Company's various stock incentive plans. None of these employees or consultants was considered an "affiliate" as defined in Rule 144 under the Securities Act. The Company issued 231,842 shares of its common stock and received gross proceeds of $618,970 related to these exercises.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 13, 1999, the Company engaged Grant Thornton LLP as its new independent accountant and dismissed PricewaterhouseCoopers LLP, its previous independent accountant. On September 17, 1999, the Company filed a Form 8-K (file #000-21013) in connection with the change in accounting firms.

                                    PART III

Items 9 through 12 will be filed pursuant to a definitive proxy statement or an amendment to this Form 10-KSB.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

EXHIBIT                                DESCRIPTION
-------                                -----------
  1.1     --   Form of Financial Consulting Agreement between the Company     (1)
               And the Representative.
  3.1     --   Certificate of Incorporation of the Company, as Amended.       (5)
  3.2     --   Bylaws of the Company (as Amended on September 24, 1998).      (5)
  3.3     --   Certificate of Designation of the Series D Preferred Stock.    (6)
  3.4     --   Certificate of Designation of the Series E Preferred Stock.    (7)
  4.1     --   Warrant Exercise Fee Agreement.                                (1)
  4.2     --   Form of Forfeiture Escrow.                                     (1)
  4.3     --   Form of specimen certificate for Units.                        (1)
  4.4     --   Form of specimen certificate for Common Stock.                 (1)
  4.6     --   Form of Warrant.                                               (2)
  4.7     --   Form of Securities Purchase Agreement for Series D Preferred   (6)
               Stock.
  4.8     --   Form of Warrant in connection with the placement of Series D   (6)
               Preferred Stock.
  4.9     --   Form of Securities Purchase Agreement for Series E Preferred   (7)
               Stock.
  4.10    --   Form of Warrant in connection with the placement of Series E   (7)
               Preferred Stock.
  4.11    --   Warrant issued in connection with the October 1999 Bridge       *
               Loan Financing.
 10.1     --   December 31, 1994 Acquisition Agreement between the Company    (1)
               and Tech Virginia.
 10.2     --   Form of Indemnification Agreement to be entered into between   (1)
               the Company and each officer and director of the Company.
 10.3     --   Form of Employment Agreement between the Company and Edward     *
               G. Newman.
 10.4     --   Form of Employment Agreement between the Company and Steven     *
               A. Newman.
 10.5     --   November 30, 1994 Lease Agreement between Hyatt Plaza          (1)
               Limited Partnership and the Company.
 10.6     --   March 22, 1996 Month-to-Month Tenancy Agreement between the    (1)
               Company and The Original Tollhouse Historical Preservation
               Company.
 10.7     --   October 27, 1994 Residential Deed of Lease between the         (1)
               Company and Frank E. and Heather H. Moxley.
 10.8     --   June 10, 1994 Rockwell International Corporation contract.     (1)
 10.9     --   January 5, 1996 Kopin Corporation contract.                    (1)
 10.10    --   June 19, 1996 License Agreement for Mobile Inspector           (1)
               Software.
 10.11    --   1996 Omnibus Stock Incentive Plan.                             (1)
 10.12    --   1997 Omnibus Stock Incentive Plan.                             (2)
 10.13    --   November 20, 1995 Consulting Agreement with CMC Services.      (1)
 10.14    --   Form of Consulting Agreement with Victor J. Lombardi.          (1)
 10.15    --   March 29, 1996 License Agreement with Rockwell International   (1)
               Corporation.
 10.16    --   Interim 90-Day Agreement with Kopin Corporation.               (1)
 10.17    --   Multicosm Ltd. Software Licensing Agreement.                   (1)
 10.18    --   April 4, 1996 Electronic Surveillance Technologies             (1)
               Corporation VAR Agreement.
 10.19    --   January 22, 1996 FC Imaging, Inc. VAR Agreement.               (1)
 10.20    --   June 18, 1996 NeuroSystems Europe Limited VAR Agreement.       (1)
 10.21    --   Business Loan Agreement, Promissory Note and Commercial        (1)
               Security Agreement By and Between Fairfax Bank & Trust
               Company and the Company.

EXHIBIT                                DESCRIPTION
-------                                -----------
 10.22    --   December 10, 1996 Lease Agreement between Autumnwood           (3)
               Apartments and the Company.
 10.23    --   September 10, 1996 Lease Agreement between the Company and     (3)
               South Beach Warehouse, LLC.
 10.24    --   First Amendment to Office Lease Agreement between Hyatt        (4)
               Plaza Limited Ptr. and the Company.
 10.25    --   Form of Agreement between Ed Nixon Davis and the Company.      (4)
 10.26    --   Form of Exclusive Licensing Agreement between Data Disk        (4)
               Technology, Inc. and the Company.
 10.27    --   Form of Exclusive Licensing Agreement between SBS Vertrieb     (4)
               GmbH and the Company.
 10.28    --   Form of Software Distribution Agreement between Multicosm      (4)
               LTD and the Company.
 10.29    --   First Amendment to Office Lease Agreement between Hyatt        (4)
               Plaza Limited Partnership and Tech International of
               Virginia, L.L.C.
 10.30    --   Second Amendment to Storage Space Lease Agreement between      (5)
               Hyatt Plaza Limited Ptr. and the Company.
 10.31    --   Second Amendment to Office Lease Agreement between Hyatt       (5)
               Plaza Limited Ptr. and the Company.
 10.32    --   Third Amendment to Office Lease Agreement between Hyatt        (5)
               Plaza Limited Ptr. and the Company.
 10.33    --   Form of Registration Rights Agreement in connection with the   (6)
               placement of Series D Preferred Stock.
 10.34    --   Form of Escrow Agreement in connection with the placement of   (6)
               Series D Preferred Stock.
 10.35    --   Form of finder's agreement in connection with the placement    (6)
               of Series D Preferred Stock.
 10.36    --   Form of Registration Rights Agreement in connection with the   (7)
               placement of Series E Preferred Stock.
 10.37    --   Form of Escrow Agreement in connection with the placement of   (7)
               Series E Preferred Stock.
 10.38    --   Form of finder's agreement in connection with the placement    (7)
               of Series E Preferred Stock.
 10.39    --   Purchase Agreement dated as of November 19, 1999                *
 10.40    --   Registration Rights Agreement dated November 19, 1999           *
 10.41    --   Escrow Agreement dated as of November 19, 1999                  *
 10.42    --   1999 Stock Incentive Plan                                      (8)
 10.43    --   Form of Restated Bridge Loan Financing Agreement dated          *
               October 18, 1999
 10.44    --   Form of Employment Agreement between the Company and John F.    *
               Moynahan.
 16       --   Letter on Change in Certifying Accountant                      (9)
 23.1     --   Consent of Grant Thornton LLP                                   *
 27.1     --   Financial Data Schedule                                         *

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

(2) Incorporated by reference in an amendment to the Company's Registration Statement on Form SB-2, No. 333-65123.

(3) Incorporated by reference in the filing of the Company's 1996 Annual Report on Form 10KSB, No. 0-15086.

(4) Incorporated by reference in the filing of the Company's 1997 Annual Report on Form 10KSB, No. 0-15086.

(5) Incorporated by reference in the filing of the Company's 1998 Annual Report on Form 10KSB, No. 0-15086.

(6) Incorporated by reference to the registration statement on Form S-3, as amended, file No. 333-77769.

(7) Incorporated by reference to the registration statement on Form S-3, as amended, file No. 333-80837.

(8) Incorporated by reference to the registration statement on Form S-8, file No. 333-94463.

(9) Incorporated by reference to the report on Form 8-K, file No. 000-21013.

 *  Filed herewith.

  REPORTS ON FORM 8-K

     The Company has not filed any Report on Form 8-K during the last quarter of fiscal year 1999.

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

Date: March 15, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ EDWARD G. NEWMAN                     President, Chief Executive      March 15, 2000
-----------------------------------------------------      Officer and Chairman of the
                  Edward G. Newman                         Board of Directors

                /s/ JOHN F. MOYNAHAN                     Senior Vice President, Chief    March 15, 2000
-----------------------------------------------------      Financial Officer and
                  John F. Moynahan                         Treasurer

                   /s/ EDWIN VOGT                        Senior Vice President and       March 15, 2000
-----------------------------------------------------      Director
                     Edwin Vogt

                /s/ STEVEN A. NEWMAN                     Executive Vice President and    March 15, 2000
-----------------------------------------------------      Vice Chairman of the Board
                  Steven A. Newman                         of Directors

                  /s/ KAZ TOYOSATO                       Executive Vice President and    March 15, 2000
-----------------------------------------------------      Director
                    Kaz Toyosato

              /s/ MARTIN ERIC WEISBERG                   Secretary and Director          March 15, 2000
-----------------------------------------------------
                Martin Eric Weisberg

               /s/ GEORGE ALLEN, ESQ.                    Director                        March 15, 2000
-----------------------------------------------------
                    George Allen

                 /s/ EUGENE J. AMOBI                     Director                        March 15, 2000
-----------------------------------------------------
                   Eugene J. Amobi

                 /s/ KEITH P. HICKS                      Director                        March 15, 2000
-----------------------------------------------------
                   Keith P. Hicks

                /s/ PHILLIP E. PEARCE                    Director                        March 15, 2000
-----------------------------------------------------
                  Phillip E. Pearce

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                /s/ JAMES J. RALABATE                    Director                        March 15, 2000
-----------------------------------------------------
                  James J. Ralabate

            /s/ LT. GEN. HARRY E. SOYSTER                Director                        March 15, 2000
-----------------------------------------------------
              Lt. Gen. Harry E. Soyster