Form 10KSB/A
period 1999-12-31
XYBERNAUT CORP
filed 2000-04-21
CIK 1013148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-KSB/A

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

                                 ---------------
                              XYBERNAUT CORPORATION

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                           DELAWARE                     54-1799851
                    (State or other jurisdiction       (I.R.S. Employer
                         of incorporation or         Identification No.)
                           organization)

                12701 FAIR LAKES CIRCLE,
                         FAIRFAX, VA                          22033
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

    The aggregate market value at April 19, 2000 of the Common Stock of the issuer, its only class of voting stock, was $415,722,208, of which $347,937,078 was held by non-affiliates, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System Small Cap Market on that date. Such market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

    The number of shares outstanding of the issuer's Common Stock at April 19, 2000 was 37,159,527.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:


                                                                          YEAR FIRST
                                                                          ELECTED OR
         NAME                                    AGE         CLASS        APPOINTED               POSITION
         ----                                    ---         -----        ---------               --------

         Edward G. Newman                        56           III             1990      President, Chief Executive
                                                                                        Officer and Chairman of the
                                                                                        Board of Directors
         John F. Moynahan                        42            --             --        Senior Vice President,
                                                                                        Treasurer and Chief
                                                                                        Financial Officer
         Steven A. Newman, M.D. (1)(2)(3)        54           III            1995       Executive Vice President and
                                                                                        Vice Chairman of the Board of Directors
         Kazuyuki Toyosato                       54            I             1998       Executive Vice President
                                                                                        and Director
         Dr. Edwin Vogt                          67            II            1998       Senior Vice President and
                                                                                        Director
         George Allen, Esq.                      48           III            1998       Director
         Martin Eric Weisberg, Esq. (1)(3)       49            I             1997       Secretary and Director
         Eugene J. Amobi                         55            II            1996       Director
         Keith P. Hicks, Esq. (2)                77            I             1994       Director
         Phillip E. Pearce (2)(3)                71            II            1995       Director
         James J. Ralabate, Esq                  72           III            1995       Director
         Lt. Gen. Harry E. Soyster (Ret.)(1)(3)  64            II            1995       Director


-------------------------

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

         The following is a brief summary of the background of each of our directors.

CLASS I DIRECTORS

     Keith P. Hicks, Esq. has been a director since July 1994 and is currently a principal in C&H Properties and the owner of Hicks Bonding Co., Hicks
Auctioneering  Co. and Hicks  Cattle  Company.  Mr.  Hicks is a graduate  of the
University of Denver (B.A. 1954) and LaSalle University School of Law (L.L.B. 1969).

     Kazuyuki Toyosato joined the Company in 1997 as Executive Vice President of Asian Operations. Mr. Toyosato is responsible for overseeing the Company's operations in Asia, including Japan. Prior to joining the Company, Mr. Toyosato spent 27 years with Sony Corporation in Japan where his last position was the Vice President of Sony USA. He previously helped manage the Sony Walkman product line, and managed Sony's 8mm video camcorder and its battery line of products.

     Martin Eric Weisberg, Esq. who currently serves as Secretary of the Company, is a partner of the law firm, Parker Chapin LLP, which serves as general counsel to the Company. Mr. Weisberg specializes in the areas of securities, mergers and acquisitions, financing and international transactions and has been in the private practice of law for 24 years. Mr. Weisberg is a summa cum laude graduate of Union College (B.A. 1972) and received his law degree from The Northwestern University School of Law (1975), where he graduated summa cum laude, was Articles Editor of the Law Review and was elected to the Order of the Coif. Mr. Weisberg also attended The London School of Economics and Political Science.

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

     Phillip E. Pearce has been a director of the Company since October 1995. Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates, Chairman and Director of Financial Express Corporation since 1990 and since 1988 has been a principal of Pearce-Henry Capital Corp. Prior to 1988, Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of RX Medical Services, Inc., an operator of medical diagnostic facilities and clinical laboratories, InfoPower International, Inc., a software development company, StarBase
Corporation, a software development company and Mustang Software Inc., a software and services company. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and attended the Wharton School of Investment Banking at the University of Pennsylvania.

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

     Dr. Edwin Vogt was appointed a director of the Company on September 28, 1998 and joined the Company in December 1998 as Senior Vice President. Prior to this date, Dr. Vogt served as a consultant to the Company since 1996. Dr. Vogt joined IBM in 1961 as Development Programmer and worked in the fields of hardware development, holding 28 patents, as well as software development. As manager he was responsible for hardware projects (IBM /360, /370, 433x) as well as various software projects (a.o. voice recognition products) before being appointed Director as manager of several Hardware and Software Product Development Laboratories. As IBM Software Group Executive, Dr. Vogt held the worldwide responsibility for the development and marketing of IBM Workflow products and Reengineering tools until retiring from IBM at the end of 1995. In early 1996 he was appointed Director for the SBS association (Softwarezentrum Boeblingen / Sindelfingen e.V.) and directed the growth of this center to 39 member companies with over 200 experts, predominantly working in high-growth areas such as Internet, Workflow, Process Automation and Multimedia. Dr. Vogt is a graduate of the University of Stuttgart with a M.S. in Electrical Engineering and Mathematics in Theoretical Electrical Engineering.

CURRENT CLASS III DIRECTORS

     George Allen, Esq. is a partner of the law firm of McGuire Woods Battle & Boothe, LLP. Mr. Allen was Virginia's 67th governor from 1994-1998, during which period state taxes were cut by $1 billion and $14 billion in new investments were made in the state resulting in 300,000 net new private sector jobs. Mr. Allen's term in office also was noted for comprehensive reforms in primary and secondary education, the abolition of parole, reform of the juvenile justice systems and the replacement of the welfare system with reforms which promote work ethic and personal responsibility. Prior to serving as Governor of Virginia, Mr. Allen was a member of the U.S. House of Representatives in 1991 and a member of the Virginia House of Delegates from 1983-1991. Mr. Allen is a member of the Board of Directors of Commonwealth Biotechnology, Inc. Mr. Allen is a graduate of the University of Virginia at Charlottesville(B.A. 1974), with distinction, and received his law degree from the University of Virginia at Charlottesville (J.D. 1977).

     Edward G. Newman has been the Company's President since March 1993, Chief Executive Officer and Chairman of the Board of Directors since December 1994, and a director since 1990. Mr. Newman served as our Treasurer from 1993 to 1994. From 1984 to

1992, Mr. Newman was President of ElectroTech International Corporation, a software consulting firm. From 1973 to 1981, Mr. Newman was employed by Xerox Corporation in several management positions in office systems strategy, legal systems and international financial systems. Mr. Newman served with the Central Intelligence Agency from 1966 to 1972. Mr. Newman also has been an Executive
Vice President of Tech International since 1990, and a director and Chief Executive Officer of Tech Virginia since 1994. See "Certain Relationships and Related Transactions." Mr. Newman is a graduate of the University of Maryland (B.A. 1971) and the University of New Haven (M.B.A. 1984). Mr. Newman is the brother of Steven A. Newman, M.D., an Executive Vice President and a director of the Company.

     Steven A. Newman, M.D. has been an Executive Vice President of the Company since January 2000, a director of the Company since January 1995, and the Vice Chairman of the Board of Directors since August 1997. See "Business - Employees and Consultants." Dr. Newman was the Executive Vice President and Secretary from December 1994 through October 1995 and a consultant of the Company between January 1996 and December 1999. Dr. Newman also provides business, management and administrative consulting services to various medical and business groups. Dr. Newman was President and Chief Executive Officer of Fed American, Inc., a mortgage banking firm, from 1988 to 1991. Dr. Newman has been a director of Tech Virginia since 1994. See "Certain Relationships and Related Transactions." Dr. Newman is also a director of Kanakaris Communications Inc., an internet content company. Dr. Newman is a graduate of Brooklyn College (B.A. 1967) and the University of Rochester (M.D. 1972). Dr. Newman is the brother of Edward G.
Newman, our President, Chief Executive Officer and Chairman of the Board of Directors.

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

     Lawrence Berk is currently Senior Managing Director of Brill Securities. He has been a money manager and has structured and advised companies on financings and strategic planning, having held executive positions with several investment banking firms, including Oppenheimer & Co. where he was a partner. He was a member of the Board of the Actors Studio for 15 years where he produced plays; a founding Chairman of the Veterans Ensemble Theatre, a group of writers, actors and directors from the Vietnam war; he was on the Board of the Association of American Dance Companies; and a trustee of the Manhattan Theatre Club. Mr. Berk is a member of the Financial Investment Analyst Association and the Regional Investment Bankers Association.

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

     Dr. Steve Mann is currently a faculty member at University of Toronto, Department of Electrical and Computer Engineering. His work in using wearable computers to capture and enhance the world around us was highlighted in his award-winning documentary "Shooting Back." Dr. Mann has been involved with various forms of wearable computing since the 1970s, starting with the use of computers in photography. Dr. Mann was the founder and Publications Chair of the first Institute of Electrical and Electronics Engineers (IEEE) International Symposium on Wearable Computing. Dr. Mann chaired the first Special Issue on Wearable Computing in Personal Technologies Journal, and has given numerous keynote addresses on wearable computers, including the Third International Conference on Wearable Computers, the Virtual Reality conference, and the McLuhan Conference on Culture and Technology. He received his PhD degree from Massachusetts Institute of Technology in 1997 in the Humanistic Intelligence.

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

CERTAIN INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors is responsible for the management of the Company. The Board has established the following three committees: Audit, Compensation and Nominating.

     The functions of the Audit Committee include the nomination of independent auditors for appointment by the Board; meeting with the independent auditors to review and approve the scope of their audit engagement; meeting with the Company's financial management and the independent auditors to review matters relating to internal accounting controls, the Company's accounting practices and procedures and other matters relating to the financial condition of the Company; and to report to the Board periodically with respect to such matters. The Audit Committee currently consists of Keith P. Hicks, Dr. Steven A. Newman and Phillip
E. Pearce.

     The function of the Compensation Committee is to review and recommend to the Board of Directors the appropriate compensation of executive officers and to administer the 1996 Omnibus Stock Incentive Plan, the 1997 Stock Incentive Plan and the 1999 Stock Incentive Plan. The Compensation Committee currently consists of Dr. Steven A. Newman, Lt. Gen. Harry E. Soyster (Ret.) and Martin Eric Weisberg, Esq.

     The function of the Nominating Committee is to select and recommend to the Board of Directors appropriate candidates for election to the Board of Directors. The Nominating Committee currently consists of Dr. Steven A. Newman, Lt. Gen. Harry E. Soyster (Ret.) and Martin Eric Weisberg, Esq.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the one-year period ended December 31, 1999, certain Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were not complied with in a timely manner by certain directors, and greater than ten-percent beneficial owners, including the following: (i) each of Messrs. Allen, Amobi, Hicks, Moynahan, Pearce, Ralabate, Soyster, Toyosato, Vogt and Weisberg did not timely file a Form 5 with the SEC and (ii) Dr. Steven A. Newman did not timely file a Form 4 with the SEC with respect to one transaction.

ITEM 10.   EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1999, 1998 and 1997 paid to (i) Edward G. Newman, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, (ii) Kazuyuki Toyosato, an Executive Vice President and Director of the Company, (iii) Dr. Steven A. Newman, an Executive Vice President and Vice Chairman of the Board of Directors of the Company, (iv) John
F. Moynahan, Chief Financial Officer, Treasurer and a Senior Vice President of the Company, (v) Dr. Edwin Vogt, a Senior Vice President and Director of the Company and (vi) Hussein Sallam, a former Vice President of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                                           LONG TERM
                                                                                         COMPENSATION
                                                                                         ------------
                                                      ANNUAL COMPENSATION                   AWARDS
             NAME AND                              ---------------------------              OPTIONS      ALL OTHER
        PRINCIPAL POSITION                  YEAR         SALARY                 BONUS      (SHARES)    COMPENSATION
        ------------------                  ----         ------                 -----      --------    ------------

EDWARD G. NEWMAN                           1999        $223,294  (1)            $0         441,665          $35,400  (2)
  President and Chief Executive            1998        $250,923  (1)            $0               0          $47,400  (2)
  Officerand Chairman of the Board of      1997        $224,687  (1)            $0               0          $53,235  (2)
  Directors

KAZUYUKI TOYOSATO                          1999        $251,676                 $0         110,000          $28,385  (2)
  Executive Vice President and             1998        $172,086                 $0          10,000          $     0
  Director                                 1997         $77,188  (3)            $0          50,000          $     0

DR. STEVEN A. NEWMAN                       1999         $13,476  (4)            $0         441,750         $176,550  (5)
  Executive Vice President and Vice        1998         $13,476  (4)            $0          10,000         $163,476  (5)
  Chairman of the Board of Directors       1997         $13,476  (4)            $0         100,000         $163,476  (5)

JOHN F. MOYNAHAN                           1999         $82,288  (6)            $0         331,741          $16,500  (2)
  Senior Vice President, Chief             1998         $93,507  (6)            $0               0          $ 7,500  (2)
  Financial Officer and Treasurer          1997        $142,083                 $0               0          $15,465  (2)

DR. EDWIN VOGT                             1999        $138,319               $6,538       135,000          $     0
  Senior Vice President and Director       1998               0  (7)            $0          70,000 (8)      $61,000  (7)
                                           1997               0                 $0               0          $32,000  (7)

HUSSEIN SALLAM                             1999        $117,320  (9)            $0          3,484           $15,000  (2)
  Vice President                           1998        $115,000                 $0         10,000            $1,727  (2)
                                           1997        $  9,852  (9)            $0         50,000             $   0


------------------

(1) Includes $13,476 paid by Tech Virginia in each of 1999, 1998 and 1997. Compensation does not include $53,732, $50,000 and $50,000 paid to Frances
     C. Newman, wife of Edward G. Newman in 1999, 1998 and 1997, respectively.

(2) Includes payment of non-accountable expense allowances and transportation allowances, but not reimbursement of expenses.

(3) Represents compensation for an eight month period. Mr. Toyosato joined the Company in 1997 and joined the Board of Directors in 1998.

(4) Dr. Newman is an officer and director of Tech Virginia and was hired as an Executive Vice President of the Company on January 1, 2000. Compensation represents payments made to Dr. Newman in his capacity as an employee of Tech Virginia.

(5) Compensation includes (i) consulting fees paid to Dr. Newman in his capacity as a consultant to the Company prior to January 1, 2000 and (ii) non-accountable expense allowances. Compensation excludes reimbursement of expenses of $21,595, $63,469 and $23,789 during 1999, 1998 and 1997, respectively.

(6) Mr. Moynahan resigned from his positions with the Company effective June 3, 1998 and resumed these positions effective May 10, 1999.

(7) Dr. Vogt was hired as an employee of the Company in December 1998 and joined the Board of Directors in September 1998. Prior to December 1998, Dr. Vogt served as a consultant to the Company. Compensation in 1998 and 1997 represents consulting fees paid to Dr. Vogt in his capacity as a consultant to the Company prior to his employment in December 1998 and excludes reimbursement of expenses of $10,985 and $10,250 during 1998 and 1997, respectively.

(8) Includes a grant of 20,000 shares of Common Stock and options to purchase 50,000 shares of Common Stock.

(9) Mr. Sallam was hired as an employee of the Company in December 1997 and resigned from his position with the Company in December 1999.

     OPTION GRANTS TABLE. The following table sets forth information on grants of stock options during fiscal 1999 to executive officers and directors of the Company. All such options are exercisable to purchase shares of Common Stock.


                                          OPTIONS     PERCENT OF TOTAL     EXERCISE OR
                                          GRANTED     OPTIONS GRANTED TO    BASE PRICE
            NAME                          (SHARES)    EMPLOYEES IN YEAR     ($/SHARE)     EXPIRATION DATE
            ----                          --------    -----------------     ---------     ---------------
            George Allen                    10,000        0.3022%            $1.5625       August 27, 2009

            Eugene J. Amobi                 60,000        1.8131%            $1.5625       August 27, 2009
                                           100,000        3.0218%            $5.4375     December 28, 2009

            Keith Hicks, Esq.               10,000        0.3022%            $1.5625       August 27, 2009

            John F. Moynahan               150,000        4.5327%            $3.7188         May 10,  2009
                                            31,741        0.9592%            $1.7800    September 10, 2009
                                           150,000        4.5327%            $4.0938      December 3, 2009

            Edward G. Newman                41,665        1.2590%            $1.7800    September 10, 2009
                                           300,000        9.0654%            $1.3750       October 1, 2009
                                           100,000        3.0218%            $4.0938      December 3, 2009

            Dr. Steven A. Newman            10,000        0.3022%            $1.5625       August 27, 2009
                                            31,750        0.9594%            $1.7800    September 24, 2009
                                           300,000        9.0654%            $1.3750       October 1, 2009
                                           100,000        3.0218%            $4.0938      December 3, 2009

            Phillip E. Pearce               10,000        0.3022%            $1.5625       August 27, 2009
                                            50,000        1.5109%            $5.4375     December 28, 2009

            James J. Ralabate, Esq.         70,000        2.1153%            $1.5625       August 27, 2009

            Hussein Sallam (1)               3,484        0.1053%            $1.6000    September 24, 2009

            Lt. Gen. Harry E. Soyster       10,000        0.3022%            $1.5625       August 27, 2009
                                            50,000        1.5109%            $5.4375     December 28, 2009

            William Tauskey (2)            494,000       14.9277%            $4.0938     December 3,  2009

            Kazuyuki Toyosato               10,000        0.3022%            $1.5625       August 27, 2009
                                           100,000        3.0218%            $4.0938      December 3, 2009

            Dr. Edwin Vogt                  10,000        0.3022%            $1.5625       August 27, 2009
                                            25,000        0.7555%            $1.7800    September 24, 2009
                                            50,000        1.5109%            $5.4375     December 28, 2009

            Martin Eric Weisberg, Esq.      35,000        1.0577%            $1.5625       August 27, 2009


----------
(1) Mr. Sallam was hired as an employee of the Company in December 1997 and resigned from his positions with the Company in December 1999.

(2) The Company has reserved options to purchase up to 494,000 shares of Common Stock under its stock option plan for a contingent grant to Mr. William Tauskey, an Executive Vice President of the Company. The grant to Mr. Tauskey is contingent upon the establishment of appropriate goals for the vesting of the options which are satisfactory to the Company's Board of Directors and Mr. Tauskey entering into an employment agreement with the Company on terms and conditions satisfactory to the Company and Mr. Tauskey.

FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                          OPTIONS AT FISCAL YEAR-END      AT FISCAL YEAR-END ($)
                                          --------------------------      ----------------------
             NAME                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
             ----                         -----------    -------------    -----------  -------------
             George Allen                   60,000                   0        38,125             0
             Eugene J. Amobi               130,000             100,000       383,750             0
             Keith Hicks, Esq.              80,000                   0       193,125             0
             John F. Moynahan               60,580             271,161       102,095       452,630
             Edward G. Newman              413,888              27,777     1,378,047        99,858
             Dr. Steven A. Newman          540,583              21,167     1,697,416        76,095
             Phillip E. Pearce             130,000                   0        74,375             0
             James J. Ralabate, Esq.       140,000                   0       421,875             0
             Hussein Sallam (1)             43,484                   0       129,050             0
             Lt. Gen. Harry E. Soyster     130,000                   0       193,125             0
             William Tauskey (2)              0                494,000             0       632,913
             Kazuyuki Toyosato              70,000             100,000       176,875       128,120
             Dr. Edwin Vogt                 78,333             106,667        81,833       114,917
             Martin Eric Weisberg, Esq.    105,000                   0       297,813             0

---------------
(1) Mr. Sallam was hired as an employee of the Company in December 1997 and resigned from his position with the Company in December 1999.

(2) The Company has reserved options to purchase up to 494,000 shares of Common Stock under its stock option plan for a contingent grant to Mr. William Tauskey, an Executive Vice President of the Company. The grant to Mr. Tauskey is contingent upon the establishment of appropriate goals for the vesting of the options which are satisfactory to the Company's Board of Directors and Mr. Tauskey entering into an employment agreement with the Company on terms and conditions satisfactory to the Company and Mr. Tauskey.

     The foregoing options were exercisable within 60 days of December 31, 1999 with respect to in the aggregate 1,981,868 shares of Common Stock.

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

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Edward G. Newman dated as of January 1, 2000 that provides for a three-year term through December 31, 2002. This agreement calls for an initial base salary of $250,000 with annual increases at the United States Consumer Price Index ("CPI") percentage plus three percent, subject to a ceiling of 10%; an annual cash bonus to be determined by the Board of Directors; a $2 million life insurance policy payable to his designated beneficiaries; and an annual grant of stock options to be determined by increases in revenues or market capitalization over the prior year, at the price in effect at the time such grant is made, with a limit on such grant of the greater of 500,000 shares or 1.5% of the then-outstanding stock in any given year ("Performance Options"). As an incentive to enter into this agreement, Mr. Newman received an initial payment of $50,000. In the event of a change of control or Mr. Newman terminating his employment for good cause, Mr. Newman is entitled to a severance payment of the greater of two years or the remaining term of this agreement and the Performance Options for the year of termination and the following year. This agreement provides Mr. Newman with benefits which the Company may provide to its executive officers including health care insurance, automobile allowance and vacation.

     The Company has entered into an employment agreement with John F. Moynahan dated as of January 1, 2000 that provides for a three-year term through December 31, 2002. This agreement calls for an initial base salary of $170,000 with annual increases at the CPI percentage plus three percent subject to a ceiling of 10%; an annual cash bonus to be determined by the Board of Directors; a $750,000 life insurance policy payable to his designated beneficiaries; and an annual grant of stock options to be determined by increases in revenues or market capitalization over the prior year, at the price in effect at the time such grant is made, with a limit on such grant of the greater of 100,000 shares or 0.33% of the then-outstanding stock in any given year. As an incentive to enter into this agreement, Mr. Moynahan received an initial payment of $25,000. In the event of a change of control or Mr. Moynahan terminating his employment for good cause, Mr. Moynahan is entitled to a severance payment of the greater of two years or the remaining term of this agreement, the Performance Options for the year after termination and the following year, and immediate vesting of options. This agreement provides Mr. Moynahan with benefits which the Company may provide to its executive officers and including health care insurance, automobile allowance and vacation.

     The Company has entered into an employment agreement with Dr. Steven A. Newman dated as of January 1, 2000 that provides for a three-year term through December 31, 2002. This agreement calls for an initial base salary of $225,000 with annual increases at the CPI percentage plus three percent, subject to a ceiling of 10%; an annual cash bonus to be determined by the Board of Directors, with a minimum bonus of $100,000 set for 2000; a $2 million life insurance policy payable to his designated beneficiaries; and an annual grant of stock options to be determined by increases in revenues or market capitalization over the prior year, at the price in effect at the time such grant is made, with a limit on such grant of the greater of 500,000 shares or 1.5% of the then-outstanding stock in any given year. As an incentive to enter into this agreement, Dr. Newman received an initial payment of $50,000. In the event of a change of control or Dr. Newman terminating his employment for good cause, Dr. Newman is entitled to a severance payment of the greater of two years or the remaining term of this agreement, and the Performance Options for the year after termination and the following year. This agreement provides Dr. Newman with benefits which the Company may provide to its executive officers including health care insurance, automobile allowance and vacation.

     Mr. Toyosato is employed pursuant to a three-year employment agreement with a term expiring on March 3, 2000. The employment agreement provided for a minimum annual salary of $153,575.23.


CONSULTING AGREEMENTS

     The Company and Dr. Steven A. Newman entered into a consulting agreement dated as of January 1, 1996, as amended January 1, 1997, which was superseded by the January 1, 2000 employment agreement. Pursuant to the consulting agreement, Dr. Newman provided consulting services which included, among other things, the review and assistance in the preparation of the Company's business strategies, assisting with the recruitment and hiring of key executives and providing advice regarding financing, contracting, management, overseas operations, strategic alliances and ventures. The annual consulting fee was $150,000 payable on a monthly basis. The consulting agreement also provided for additional compensation, as determined by the Company's Compensation Committee, for services by Dr. Newman in connection with the successful completion of financings, mergers, acquisitions, dispositions, joint ventures and other material transactions. The term of the consulting agreement was four years.

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

     The exercise price of all Incentive Stock Options granted under the 1996 Incentive Plan must equal at least the fair market value of the Common Stock on the date of grant. In the case of an optionee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company ("Substantial Stockholders"), the exercise price of Incentive Stock Options must be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the 1996 Incentive Plan shall be determined by the Compensation Committee. The term of any Incentive Stock Option granted under 1996 the Incentive Plan may not exceed ten years, or, for Incentive Stock Options granted to Substantial Stockholders, five years. The 1996 Incentive Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

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

1997 STOCK INCENTIVE PLAN

     The 1997 Stock Incentive Plan (the "1997 Incentive Plan") was adopted by the Company's Board of Directors on April 10, 1997. The 1997 Incentive Plan provides for the granting of Incentive Stock Options within the meaning of
Section 422 of the Code, nonqualified stock options, SARs and grants of shares of Common Stock subject to certain restrictions (collectively, "Awards") up to a maximum of 1,650,000 shares to officers, directors, key employees and others. Incentive Stock Options can be awarded only to employees of the Company at the time of the grant. No ISO may be granted under the 1997 Incentive Plan after April 9, 2007.

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

1999 STOCK INCENTIVE PLAN

     The 1999 Stock Incentive Plan (the "1999 Incentive Plan") was adopted by the Company's Board of Directors on November 12, 1999. The 1999 Incentive Plan provides for the granting of Incentive Stock Options within the meaning of
Section 422 of the Code, nonqualified stock options, SARs and grants of shares of Common Stock subject to certain restrictions (collectively, "Awards") up to a maximum of 3,000,000 shares to officers, directors, key employees and others. Incentive Stock Options can be awarded only to employees of the Company at the time of the grant. No ISO may be granted under the 1999 Incentive Plan after November 12, 2009.

     The 1999 Incentive Plan is administered by the Board of Directors or a Committee of the Board of Directors, which determines the terms and conditions of the Awards granted under the 1999 Incentive Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Dr. Steven A. Newman, Lt. Gen. Harry E. Soyster (Ret.) and Martin Eric Weisberg, Esq. currently are the members of the Committee.

     The exercise price of all Incentive Stock Options granted under the 1999 Incentive Plan must equal at least the fair market value of the Common Stock on the date of grant. In the case of Substantial Stockholders, the exercise price of Incentive Stock Options must be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the 1999 Incentive Plan shall be determined by the Compensation Committee. The term of any Incentive Stock Option granted under the 1999 Incentive Plan may not exceed ten years, or, for Incentive Stock Options granted to Substantial Stockholders, five years. The 1999 Incentive Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

     The 1999 Incentive Plan provides the Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or relationship with the Company, options may be exercised only to the extent exercisable on the date of such termination (within three months), but not thereafter, unless termination is due to death or disability, in which case the options are exercisable within one year of termination.

     The 1999 Incentive Plan provides the Committee discretion to grant SARs to key employees, consultants and directors. Promptly after exercise of a SAR the holder shall be entitled to receive in chase, by check or in shares of Common Stock, an amount equal to the excess of the fair market value on the exercise date of the shares of Common Stock as to which the SAR is exercised over the base price of such shares, which shall be determined by the Committee

     The 1999 Incentive Plan also provides the Committee discretion to grant to key persons shares of restricted stock subject to certain contingencies and restrictions as the Committee may determine.

     As of December 31, 1999 a total of 4,761,311 options had been issued and were outstanding pursuant to the Company's stock incentive plans. Each of the outstanding options has an exercise price at least equal to the fair market value of the Common Stock on the date of grant. As of December 31, 1999, there were no SARs outstanding and there has been one grant of Restricted Stock of 10,000 shares of Common Stock to a former officer of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of April 19, 2000, certain information regarding the ownership of voting securities of the Company by each stockholder known to the management of the Company to be (i) the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the directors of the Company during the last fiscal year, (iii) the executive officers named in the Summary Compensation Table herein under "Executive Compensation" and (iv) all executive officers and directors as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                                     AMOUNT OF SHARES               PERCENTAGE
         NAME                                       BENEFICIALLY OWNED                 OWNED
         ----                                       ------------------                 -----

         GEORGE ALLEN, ESQ.                               60,300           (4)          *
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         EUGENE J. AMOBI                                 430,000           (5)        1.15%
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         MAARTEN R. HEYBROEK                              1,500            (2)          *
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         KEITH P. HICKS, ESQ.                            399,597           (11)       1.07%
         4121 Roberts Road
         Fairfax, Virginia 22032

         JOHN F. MOYNAHAN                                111,680           (9)          *
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         EDWARD G. NEWMAN                               3,089,911          (1)        8.22%
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         STEVEN A. NEWMAN, M.D.                         1,841,064          (6)        4.88%
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033


         PHILLIP E. PEARCE                               130,000           (5)          *
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         JAMES J. RALABATE, ESQ                          168,726           (7)          *
         5792 Main Street
         Williamsville, New York 14221

         HUSSEIN SALLAM                                   43,484           (13)         *
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         LT. GEN. HARRY E. SOYSTER (RET.)                149,364           (5)          *
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         WILLIAM TAUSKEY                                    0                           *
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         KAZUYUKI TOYOSATO                                70,000           (3)          *
         Urban Square Yokohama Bldg. 10F 1-1
         Sakae-cho Yokohoma-shi Kanagawa
         221-0052 Japan

         DR. EDWIN VOGT                                   98,333           (8)          *
         12701 Fair Lakes Circle, Suite 550
         Fairfax, Virginia 22033

         MARTIN ERIC WEISBERG, ESQ.                      105,000           (12)         *
         405 Lexington Avenue
         New York, New York 10174

         Officers and directors as a group (15          6,698,959          (10)      17.11%
         persons)

----------

 *  Less than 1%

(1)  Includes  (a) 413,888  shares of Common  Stock  issuable  upon  exercise of currently exercisable options, (b) 200,000 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his children , (c) 500,000 shares registered under the name of Bear Stearns pursuant to a pledge agreement between Mr. Newman and Bear Stearns and (d) 9,000 shares owned by an irrevocable trust established by Dr. Steven A. Newman for which Mr. Newman is trustee. Does not include (a) 776,950 shares of Common Stock beneficially owned by Mr. Newman's wife, Francis C. Newman; (b) 28,900 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his sister; and (c) 28,900 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his mother. Mr. Newman disclaims beneficial ownership of all such shares.

(2) Includes 1,500 shares of Common Stock beneficially owned by Mr. Heybroek's children. Mr. Heybroek resigned from his position with the Company on June 15, 1999.

(3) Includes 70,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(4) Includes 60,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(5) Includes 130,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(6)  Includes  (a) 540,583  shares of Common  Stock  issuable  upon  exercise of currently exercisable options, (b) 100,000 shares of Common Stock beneficially owned by an irrevocable trust established by Dr. Newman for the benefit of his children, for which shares Dr. Newman disclaims beneficial ownership, (c) 500,000 shares registered under the name of Bear Stearns pursuant to a pledge agreement between Dr. Newman and Bear Stearns and (d) 32,000 shares owned by an irrevocable trust established by Edward
     G. Newman for which Dr. Newman is trustee.

(7) Includes (a) 110,000 shares of Common Stock issuable upon exercise of currently exercisable options and (b) 30,000 shares issued upon exercise of options and currently held by Mr. Ralabate.

(8) Includes 78,333 shares of Common Stock issuable upon exercise of currently exercisable options.

(9) Includes 60,580 shares of Common Stock issuable upon exercise of currently exercisable options and 50,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 19, 2000.

(10) Includes 1,951,868 shares of Common Stock issuable to the group upon exercise of currently exercisable options and 50,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 19, 2000.

(11) Includes 80,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(12) Includes 105,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(13) Includes 43,484 shares of Common Stock issued to Mr. Sallam upon exercise of options. Mr. Sallam was hired as an employee of the Company in December 1997 and resigned from his position with the Company in December 1999.

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

TECH INTERNATIONAL AND TECH VIRGINIA

     Since December 1992, the Company has maintained various business relationships with Tech International and since 1994, with Tech Virginia. Tech International operates a computer software and consulting business. Until December 30, 1994, Tech International's Virginia operations were conducted through its Virginia business unit. In December 30, 1994, Tech International spun-off the Virginia business unit (the "Spin-Off") as Tech Virginia. Edward G. Newman, a principal stockholder, director and the Chairman, President and Chief Executive Officer of the Company, Steven A. Newman, an Execuive Vice President and Vice Chairman of the Board of Directors of the Company and Eugene J. Amobi, a director of the Company, were the stockholders, and continue as officers and directors of Tech Virginia. Eugene J. Amobi is the sole director and stockholder of Tech International

MANAGEMENT PERSONNEL AGREEMENTS WITH TECH VIRGINIA

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

LEGAL SERVICES

     The Company incurred $239,598 in fees and disbursements for legal services rendered to the Company for the year ended December 31, 1999, payable to James
J. Ralabate, Esq. In addition, Mr. Ralabate served as processing agent for payments of $224,377 to domestic and international law firm during the year ended December 31, 1999 for fees and expenses related to the filing and maintenance of the Company's patents and trademarks.

     The Company incurred $663,075 in fees and disbursements for legal services rendered to the Company for the year ended December 31, 1999, payable to Parker Chapin LLP, the law firm where Martin Eric Weisberg, Esq. is a partner.

     The Company incurred $218,687 in fees and disbursements for legal services rendered to the Company for the year ended December 31, 1999, payable to McGuire Woods Battle & Boothe, LLP, the law firm in which George Allen, Esq. is a partner.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.


EXHIBIT              DESCRIPTION
-------              -----------

23.1                 Consent of Grant Thornton LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             XYBERNAUT CORPORATION


                             By: /s/ Edward G. Newman
                                -----------------------------
                                     Name:  Edward G. Newman
                                     Title: Chairman of the Board, President and
                                              Chief Executive Officer

Dated:   April 21, 2000

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes Edward G. Newman and Steven A. Newman, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same with exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons in the capacities and on the date indicated.

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

       Signature                                     Title                             Date
  /s/ EDWARD G. NEWMAN                      President, Chief Executive             April  21, 2000
  -------------------------------            Officer and Chairman of
  Edward G. Newman                           the Board of Directors

  /s/ WILLIAM H. TAUSKEY                    Executive Vice President               April  21, 2000
  -------------------------------
  William H. Tauskey

  /s/ JOHN F. MOYNAHAN                      Senior Vice President,                 April  21, 2000
  -------------------------------            Chief Financial Officer and
  John F. Moynahan                           Treasurer

  /s/ EDWIN VOGT                            Senior Vice President and              April  21, 2000
  -------------------------------            Director
  Edwin Vogt

  /s/ STEVEN A. NEWMAN                      Executive Vice President               April  21, 2000
  -------------------------------            and Vice Chairman of the
  Steven A. Newman                           Board of Directors

  /s/ KAZUYUKI TOYOSATO                     Executive Vice President               April  21, 2000
  -------------------------------            and Director
  Kazuyuki Toyosato

  /s/ MARTIN ERIC WEISBERG                  Secretary and Director                 April  21, 2000
  -------------------------------
  Martin Eric Weisberg

  /s/ GEORGE ALLEN, ESQ.                    Director                               April  21, 2000
  -------------------------------
  George Allen

  /s/ EUGENE J. AMOBI                       Director                               April  21, 2000
  -------------------------------
  Eugene J. Amobi


  /s/ KEITH P. HICKS                        Director                               April  21, 2000
  -------------------------------
  Keith P. Hicks

  /s/ PHILLIP E. PEARCE                     Director                               April  21, 2000
  -------------------------------
  Phillip E. Pearce

  /s/ JAMES J. RALABATE                     Director                               April  21, 2000
  -------------------------------
  James J. Ralabate

  /s/ LT. GEN. HARRY E. SOYSTER             Director                               April  21, 2000
  -------------------------------
  Lt. Gen. Harry E. Soyster
