Form 10-Q
period 2000-03-31
XYBERNAUT CORP
filed 2000-05-09
CIK 1013148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (MARK ONE)

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ---           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                      MARCH 31, 2000 OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                              TO
                              ---------------    ----------------

                         COMMISSION FILE NUMBER: 0-21013

                              XYBERNAUT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                                54-1799851
(STATE OR OTHER JURISDICTION OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

                   12701 FAIR LAKES CIRCLE, FAIRFAX, VA 22033
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)

                                 (703) 631-6925
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES      NO
                          ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                       Outstanding at May 8, 2000
Common stock - $0.01 par  value                                37,346,240

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----

COVER PAGE............................................................................................      1

INDEX.................................................................................................      2

PART I - FINANCIAL INFORMATION

         Item 1 -  Financial Statements
                   Condensed Consolidated Balance Sheets (unaudited)..................................      3
                   Condensed Consolidated Statements of Operations (unaudited)........................      4
                   Condensed Consolidated Statements of Cash Flows (unaudited)........................      5
                   Notes to Condensed Consolidated Financial Statements...............................      6

         Item 2 -  Management's Discussion and Analysis of
                   Results of Operations and Financial Condition......................................     10

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk.........................     17


PART II - OTHER INFORMATION

         Item 6 -  Exhibits and Reports on Form 8-K...................................................     17

                              XYBERNAUT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                       ASSETS                                      March 31, 2000
                                                                                     (Unaudited)     December 31, 1999
                                                                                     ------------    -----------------

Current assets:
    Cash and cash equivalents                                                        $  8,790,619      $  2,031,143
    Accounts receivable, net                                                            1,177,304           706,850
    Inventory, net                                                                      6,318,181         6,060,455
    Prepaid and other current assets                                                      945,924           556,042
    Deferred pooling costs                                                                107,555                --
                                                                                     ------------      ------------
              Total current assets                                                     17,339,583         9,354,490
                                                                                     ------------      ------------

Property and equipment, net                                                               585,916           695,440
                                                                                     ------------      ------------
Other assets:
    Patent costs, net                                                                     711,228           703,174
    Tooling costs, net                                                                    306,544           286,456
    Other                                                                                 289,346           283,864
                                                                                     ------------      ------------
              Total other assets                                                        1,307,118         1,273,494
                                                                                     ------------      ------------
              Total assets                                                           $ 19,232,617      $ 11,323,424
                                                                                     ============      ============

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $  2,003,658      $  4,601,631
     Accrued expenses and other                                                         1,724,082         2,284,390
     Notes and loans payable, net                                                       2,962,184         1,034,254
                                                                                     ------------      ------------
              Total liabilities                                                         6,689,924         7,920,275
                                                                                     ------------      ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value, 6,000,000 shares authorized;
       350 and 4,600 shares issued and outstanding as of March 31,
       2000 and December 31, 1999, respectively; (liquidation
       preference $350,000 and $4,600,000 at March 31, 2000 and
       December 31, 1999, respectively)                                                   319,001         3,996,588
    Common stock, $0.01 par value, 80,000,000 shares authorized;
       37,181,040 and 29,944,407 shares issued and outstanding as of
       March 31, 2000 and December 31, 1999, respectively                                 371,810           299,444
    Additional paid-in capital                                                         64,374,342        47,188,704
    Foreign currency translation                                                          152,430            58,541
    Accumulated deficit                                                               (52,674,890)      (48,140,128)
                                                                                     ------------      ------------
              Total stockholders' equity                                               12,542,693         3,403,149
                                                                                     ------------      ------------
              Total liabilities and stockholders' equity                             $ 19,232,617      $ 11,323,424
                                                                                     ============      ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                              XYBERNAUT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended March 31,
                                                   ------------------------------
                                                       2000              1999
                                                   ------------      ------------

Revenue:

   Product sales                                   $  1,481,955      $    645,776
   Consulting, licensing and other                       16,237             8,387
                                                   ------------      ------------
       Total revenue                                  1,498,192           654,163


Cost of sales                                         1,091,293           573,171
                                                   ------------      ------------
       Gross profit                                     406,899            80,992


Operating expenses:

   Sales and marketing                                2,813,769         1,909,910
   General and administrative                         1,350,808         1,404,851
   Research and development                             589,828           979,646
                                                   ------------      ------------
       Total operating expenses                       4,754,405         4,294,407
                                                   ------------      ------------

       Operating loss                                (4,347,506)       (4,213,415)


Interest and other (expense)/income, net               (161,047)            6,716
                                                   ------------      ------------
Loss before provision for income taxes               (4,508,553)       (4,206,699)
Provision for income taxes                               26,209            14,978
                                                   ------------      ------------
Net loss                                             (4,534,762)       (4,221,677)

Provision for preferred stock dividends                   8,130            17,192

Provision for accretion on preferred stock
   beneficial conversion feature                             --            99,072
                                                   ------------      ------------

Net loss applicable to holders of common stock     $ (4,542,892)     $ (4,337,941)
                                                   ============      ============

Net loss per common share applicable to
   holders of common stock (basic and diluted)     $      (0.13)     $      (0.20)
                                                   ============      ============

Weighted average number of common shares
   outstanding (basic and diluted)                   34,992,013        22,075,103
                                                   ============      ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                              XYBERNAUT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                        ------------------------------
                                                                            2000              1999
                                                                        ------------      ------------

Cash flows from operating activities:
   Net loss                                                             $ (4,534,762)     $ (4,221,677)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                       374,079           230,806
         Amortization of note discount                                       191,969                --
         Provision for bad debts                                              22,794                --
         Non-cash charges for equity securities issued for services          529,172            11,797
      Changes in assets and liabilities:
         Accounts receivable                                                (406,282)         (489,363)
         Inventory                                                          (286,546)       (2,476,954)
         Prepaid and other current assets                                    (15,375)         (299,166)
         Other assets                                                        (48,795)            4,777
         Accounts payable                                                 (2,392,633)        1,604,678
         Accrued expenses and other                                         (706,610)          198,581
                                                                        ------------      ------------
            Net cash used in operating activities                         (7,272,989)       (5,436,521)
                                                                        ------------      ------------
Cash flows from investing activities:
   Acquisition of property and equipment, net                               (106,815)         (283,587)
   Acquisition of patents and trademarks                                     (68,305)          (50,144)
   Capitalization of tooling costs                                           (56,664)         (256,823)
                                                                        ------------      ------------
            Net cash used in investing activities                           (231,784)         (590,554)
                                                                        ------------      ------------
Cash flows from financing activities:
   Preferred stock offerings, net                                                 --         4,989,970
   Common stock offerings, net                                             2,460,500         3,365,234
   Notes and loans payable, net                                            2,657,413        (1,250,000)
   Exercise of warrants and options                                        9,128,561                --
                                                                        ------------      ------------
            Net cash provided by financing activities                     14,246,474         7,105,204

Effect of exchange rate changes on cash and cash equivalents                  17,775           (69,568)
                                                                        ------------      ------------
Net increase in cash and cash equivalents                                  6,759,476         1,008,561
Cash and cash equivalents, beginning of period                             2,031,143           924,649
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $  8,790,619      $  1,933,210
                                                                        ============      ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                               $     31,413      $      1,483
                                                                        ============      ============
   Cash paid for taxes                                                  $     26,209      $         --
                                                                        ============      ============
Supplemental disclosure of non-cash financing activities:
   Common stock issued for preferred stock dividend requirements        $    133,904      $         --
                                                                        ============      ============
   Provision for preferred stock dividend requirements                  $      8,130      $         --
                                                                        ============      ============
   Equity securities issued as payment of accounts payable              $    109,740      $     26,085
                                                                        ============      ============
   Equity securities issued for future services                         $    373,364      $         --
                                                                        ============      ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                              XYBERNAUT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited, condensed consolidated financial statements of Xybernaut Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, these unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2000 and December 31, 1999, and the results of their operations and cash flows for the three months ended March 31, 2000 and 1999. Please refer to the Company's Annual Report on Form 10-KSB for the complete financial statements. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations expected for the full year ending December 31, 2000. The Company's fiscal year ends December 31. Certain 1999 balances and disclosures have been reclassified to conform to the 2000 presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xybernaut GmbH (Boblingen, Germany), Xybernaut K.K. (Yokohoma, Japan) and Tech Virginia (Fairfax, Virginia). All significant intercompany accounts and transactions have been eliminated in consolidation. Net gains and losses resulting from foreign currency transactions have not been material.

     The Company recognizes revenues upon shipment to end-users pursuant to a valid purchase order ("sell-to accounting"). Shipments to distributors are accounted for using "sell-through accounting," under which revenue is recognized when the distributor ships to an end-user. Until such time as an adequate history of shipments and returns from distributors can be developed to allow for revenue to be recognized upon shipment offset by an allowance for returns, the Company will not recognize revenue at the time of shipment to the distributors. At present, shipments to distributors are treated as revenue upon shipment only if shipped pursuant to a separate purchase order that stipulates that the obligation of the distributors to pay is binding upon the distributors and not subject to contingencies.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the statement of operations or in a separate statement. The Company's comprehensive gain was $152,430 at March 31, 2000 and consists entirely of foreign currency translation adjustments.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 1999, the required implementation date of SFAS No. 133 was delayed to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, the Company does not utilize derivative instruments, but may elect to do so to hedge foreign currency or other exposures if such exposures become significant. The adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company plans to adopt SFAS 133 for the fiscal year ending December 31, 2001.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes standards for the way that public business enterprises identify and report operating segments in annual and interim financial statements. This statement requires selected information about an enterprise's operating segments and related disclosure about products and services, geographic areas and major customers. The Company adopted the standard for fiscal year end 1999.

4.   INVENTORY

     Inventory consists primarily of component parts held for resale and allocated tooling costs and is comprised principally of finished goods. Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying values of inventory to their net realizable value when required. As of March 31, 2000 and December 31, 1999, the allowance to reduce inventory balances to net realizable value was $120,000.

5.   FINANCINGS

     As of March 31, 2000, the Company had 6,000,000 shares of authorized preferred stock of which 3,000, 4,180, 375, 10,500, and 2,100 shares had been designated as Convertible Preferred Stock Series A, B, C, D, and E, respectively ("Series A, B, C, D and E Preferred Stock," respectively). Under the terms of the Company's Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

     All shares of the Series A and Series B Preferred Stock issued by the Company had been converted into shares of the Company's common stock as of December 31, 1998.

     On May 22, 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. As of September 30, 1999, all Series C Preferred Stock had been converted into shares of common stock, which included payment of all accrued dividends.

     On March 10, 1999, the Company issued the first tranche of 5,000 shares of the Company's Series D Preferred Stock for gross proceeds of $5,000,000. During the three months ended June 30, 1999, the Company issued an additional 5,000 shares of Series D Preferred Stock for gross proceeds of $5,000,000. The Series D Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series D Preferred Stock into common stock. The Series D Preferred Stock may be converted into shares of common stock by dividing the dollar amount of Series D Preferred Stock outstanding by the lesser of 100% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion or $4.88, the closing bid price of the common stock on the trading day immediately preceding the original closing date of this private placement. The Company may redeem the Series D Preferred Stock at any time for a premium to face value that varies depending on the timing of redemption. The Company issued an additional 500 shares of Series D Preferred Stock to a finder. In connection with these issuances, warrants were issued to purchase 210,000 shares of common stock at an exercise price of $6.09 per share. The warrants are exercisable over three years. During the three months ended March 31, 2000, 200,000 of these warrants were exercised, resulting in cash proceeds to the Company of $1,218,000. As of December 31, 1999, 6,000 shares of the Series D Preferred Stock had been converted into 4,059,399 shares of common stock. During the three months ended March 31, 2000, an additional 4,250 shares were converted into 3,970,581 shares of common stock. At March 31, 2000, 250 shares of Series D Preferred Stock remain issued and outstanding.

     On May 12, 1999, the Company issued 2,000 shares of Series E Preferred Stock, for gross proceeds of $2,000,000. The Series E Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series E Preferred Stock. The Company may redeem the Series E Preferred Stock at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels. Holders of the Series E Preferred Stock may convert these securities into shares of common stock at the lesser of 94% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion, or $3.72, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. The Company issued an additional 100 shares of Series E Preferred Stock to a finder. In connection with these issuances, warrants were issued to purchase a total of 50,000 shares of common stock. The warrants have an exercise price of $4.65 per share and a term of three years. During the three months ended March 31, 2000, all of these warrants were exercised, resulting in cash proceeds to the Company of $232,500. As of December 31, 1999, 2,000 shares of the Series E Preferred Stock had been converted into 1,627,481 shares of common stock. At March 31, 2000, 100 shares of Series E Preferred Stock remain issued and outstanding.

     The Company's preferred stock issues have included nondetachable conversion features that are considered to be "in the money" at the date of issuance (a "beneficial conversion feature"). The beneficial conversion was recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders could realize the maximum beneficial conversion. As a result of the Company's accumulated deficit, the value of the preferred stock was not allocated between par value and additional paid-in capital and the accretion of the value allocated to the beneficial conversion on the preferred stock and the related dividends is recorded against additional paid-in capital. As of December 31, 1999, all of the value associated with the beneficial conversion features had been fully accreted against additional paid-in capital.

     On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "IBM Facility"). Under the terms of the IBM Facility, the Company borrowed $1,000,000 under a term loan secured by inventory and was extended a $3,000,000 credit line to finance customer purchases. The borrowing under the term loan accrues interest at up to the prime rate (9% at March 31, 2000) plus 2.5% per annum. During the three months ended March 31, 2000, the Company repaid $333,333 of the term loan. In April 2000, the Company repaid an additional $333,333 of the term loan. The final $333,334 balance is scheduled for repayment in June 2000.

     In January 2000, the Company received $2,460,500 in proceeds through the issuance of 647,500 shares of common stock in a private placement.

     In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes that require the Company to repay the borrowings by January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest on the notes accrues at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which amount has been recorded as a note discount to be amortized into interest expense over the one-year lives of the notes. During the three months ended March 31, 2000, the Company recorded interest expense of $63,020 and amortization of note discount of $191,969.

     During the three months ended March 31, 2000, certain of the Company's non-executive employees and consultants exercised stock options that had been issued pursuant to the Company's various stock incentive plans. None of the employees or consultants who sold shares of the Company's stock was considered an "affiliate" as defined in Rule 144 under the Securities Act. During this period, the Company issued 364,282 shares of its common stock and received gross proceeds of $841,941 related to these exercises.

     During the three months ended March 31, 2000, the Company issued equity securities to certain consultants and companies for services provided to the Company. These securities included the issuance of shares of common stock, warrants and options. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. During the three months ended March 31, 2000, the Company recorded general and administrative expenses of $529,172 associated with these services and recorded an additional $373,364 as prepaid expenses to be amortized over the remaining lives of the underlying service agreements. Of these amounts, $124,455 of the expense and all of the prepaid expense balances relate to marketing services provided by an unrelated company which, together with companies under common control, has purchased $42,378 and $252,139 of the Company's products during the three months ended December 31, 1999 and March 31, 2000, respectively.

     During the three months ended March 31, 2000, the Company issued 1,765,200 shares of its common stock to investors who exercised warrants granted in connection with previous financings for proceeds of $8,196,875. Subsequent to these exercises, the Company had warrants outstanding at March 31, 2000 to purchase 192,500 shares of its common stock at prices that range from $2.00 to $18.00.

6.   SEGMENT AND ENTERPRISE WIDE REPORTING

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

Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. The financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments as providers of wearable computers. The Company established foreign subsidiaries in Germany and Japan in January 1999.

     Operations in various geographical areas are summarized as follows:

                                       United States        Europe            Far East        Consolidated
                                       -------------      ------------      ------------      ------------

As of and for the three months
ended March 31, 2000:

Total Revenue....................       $    618,688      $    375,363      $    504,141      $  1,498,192
                                        ============      ============      ============      ============
Net loss.........................       $ (3,927,362)     $   (444,551)     $   (162,849)     $ (4,534,762)
                                        ============      ============      ============      ============
Identifiable Assets .............       $ 13,687,385      $    728,205      $  4,817,027      $ 19,232,617
                                        ============      ============      ============      ============

As of and for the three months
ended March 31, 1999:

Total Revenue....................       $    338,831      $     82,061      $    233,271      $    654,163
                                        ============      ============      ============      ============
Net loss.........................       $ (3,307,272)     $   (266,618)     $   (647,787)     $ (4,221,677)
                                        ============      ============      ============      ============
Identifiable Assets ...............     $  6,566,242      $    791,250      $  1,683,109      $  9,040,601
                                        ============      ============      ============      ============

7.   SUBSEQUENT EVENTS

     On April 7, 2000, the Company acquired Selfware, Inc. ("Selfware"), a provider of enterprise management services and software for projects, maintenance and work flow (the "Merger"). Pursuant to the terms of the Agreement and Plan of Merger, the value of Selfware was determined at approximately $8,100,000. Based on a ratio established by the 30-day average closing price for the Company's common stock prior to closing, the Company exchanged 429,327 shares of its common stock for the stock of Selfware, for an effective price of $18.97 per share of the Company's common stock. It is intended that the Merger will be accounted for as a pooling of interests.

     The terms of the Merger were determined in arms-length negotiations between the Company and Selfware and a fairness opinion for the acquisition was provided to the Company's board of directors by Merrill Lynch. This opinion covered only the fairness of the exchange ratio for the Merger from a financial point of view and did not address the merits of the decision to merge with Selfware or the financial impact of such Merger. Mr. Jacques Rebibo, chairman and CEO of Selfware, served on the Company's board of directors from January 1996 to August 1997.

     The Company and Selfware estimate that they will incur direct transaction costs of approximately $350,000 associated with the Merger. These expenditures consist of fees for investment banking, legal, accounting and other related costs and will be charged to operations in the second quarter of 2000, which is the quarter in which the Merger was consummated. At March 31, 2000, the Company had incurred $107,555 in Merger costs, which are recorded in deferred pooling costs on the Company's balance sheet.

     The following unaudited pro forma combined financial information gives effect to the Merger, on a pooling of interest basis, as if the Merger took place, and the related Merger costs were incurred, at the beginning of the periods presented. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of results had the Merger been effected on the dates indicated below or of results which may occur in the future.

                                                    Three Months Ended March 31,
                                                       2000            1999
                                                    -----------     -----------

Revenues                                            $ 2,104,472     $ 1,774,173
                                                    ===========     ===========
Net loss                                            $(5,125,450)    $(4,562,204)
                                                    ===========     ===========
Net loss per common share applicable to holders
    of common stock (basic and diluted)               $ ( 0.14)     $     (0.21)
                                                    ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                    OVERVIEW

     Xybernaut Corporation (the "Company") was founded in October 1990 and commenced operations in November 1992 to develop, manufacture and sell wearable mobile computing and communications solutions and software. In July 1996, the Company successfully completed the initial public offering ("IPO") of its common stock and warrants. The common stock is currently traded on the NASDAQ SmallCap Market under the ticker symbol "XYBR." In April 2000, the Company applied for listing on the NASDAQ National Market.

     The Company's first commercial product in the Mobile Assistant(R) series of wearable PCs, the Mobile Assistant I, was introduced in 1994 and used "486" based technology. The Mobile Assistant II was introduced in January 1997 and used "586" based technology. The Mobile Assistant III used a Pentium processor and was introduced during the third quarter of 1997. In the fourth quarter of 1998, the Company commenced production of the fourth system in this product development program, the Mobile Assistant IV ("MA IV"), which uses a Pentium chipset known as the "Tillamook."

     In April 2000, the Company acquired Selfware, Inc. ("Selfware"). The purchase of Selfware was finalized at a value of $8,100,000 and was accomplished through the exchange of shares of the Company's common stock for the stock of Selfware, for an effective price of $18.97 per share of the Company's stock. The transaction is intended to be accounted for as a pooling of interests.

     Selfware was founded in 1983 and has over 30 full-time employees at its headquarters in Vienna, Virginia and at an office in Seattle, Washington. Selfware's proprietary OPMIST asset management system has been installed in over 200 sites worldwide at shipyards, utilities, manufacturers, departments of transportation, military bases and railroads. Among other alliances, Selfware is a Microsoft Certified Solutions Provider, an authorized Lotus Notes Provider, an Oracle Program Member and a Sun Catalyst Partner.

     Selfware provides programming capabilities in a variety of advanced languages including Visual Basic and Visual C++, along with database experience in Microsoft SQL server, Oracle and Sybase. Telecommunication and information technology for asset management are also provided by Selfware for computers, hubs, routers and data lines, along with asset management software for linear referenced assets including roads, railways, utility, and pipelines. Selfware's solutions have been developed for Windows 95/98, Windows NT, UNIX and Novell Netware.

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

     Since inception, the Company has financed its operations primarily through private and public sales of equity securities, borrowings, and to a lesser extent, cash generated from operations. In 1999 and 1998, the Company received net proceeds of $19,272,368 and $10,426,712, respectively, from private placements of its equity securities, and $3,039,315 and $1,250,000, respectively, from borrowings. During the three months ended March 31, 2000 and 1999, the Company received net proceeds of $11,589,061 and $8,355,204, respectively, from private placements of its equity securities and exercise of warrants and options, along with net proceeds of $2,657,133 and $0, respectively, from borrowings.

     Historically, the Company has derived its revenues from sales of the Mobile Assistant Series, consulting services related to the Mobile Assistant, licensing of its intellectual property and application software for the Mobile Assistant and other computer platforms. For the quarters ended March 31, 2000 and 1999, the Company derived substantially all of its revenues from sales of the Mobile Assistant. In the future, the Company expects to derive additional revenues from licensing, services, and the sale of software and additional optional components of the Mobile Assistant Series. The Company's cost of sales include the cost of components for the Mobile Assistant Series, inventory obsolescence charges, amortization of tooling costs and fulfillment and shipping costs.

     The Company has incurred operating losses throughout 1999 and 2000 and expects such losses to continue in the near term as it expands its product development and marketing efforts. At March 31, 2000, the Company had an accumulated deficit of $52,674,890. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company has experienced negative cash flow from operations and it is expected that it will continue to experience negative operating cash flows through 2000 and potentially thereafter.

     The Company's independent accountant's report on its financial statements as of and for the years ended December 31, 1999 and 1998 contains an explanatory paragraph that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company will require additional funds, other than those derived from operations, in the future to sustain its operations, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the costs of its operations.

     The Company intends to continue to make expenditures on research and development of additional hardware and software products and has begun substantial design and engineering efforts on its next generation of products. Research and development activities consist primarily of personnel engaged in the research and design of new products, test components, consulting fees and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after which any additional costs are capitalized until the software is ready for release. Through March 31, 2000 costs eligible for capitalization under SFAS 86 were immaterial during these periods and were not capitalized. Research and development expenses for the three months ended March 31, 2000 and 1999 were $589,828 and $979,646, respectively, none of which were capitalized.

     The Company's condensed consolidated financial statements, for all periods presented, include the results of operations of Tech Virginia, a wholly-owned subsidiary established to supply software and consulting services to the United States government and to others, Xybernaut K.K., the Company's wholly-owned operating subsidiary located in Japan, and Xybernaut GmbH, the Company's wholly-owned operating subsidiary located in Germany. The condensed consolidated financial statements contain eliminations for all material transactions among the Company and these wholly owned subsidiaries for all periods presented.

     The Company's condensed consolidated financial statements contain a provision for income tax expense on its operations outside the United States. Subject to realization, the Company has generated net operating losses in the U.S. that can be used to offset domestic taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company. At December 31, 1999, the Company had approximately $43,665,000 and $1,100,000 of net operating loss carry forwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant changes in ownership occur.

YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company utilized both internal and external resources to test, reprogram or replace, as needed, the computing and communications hardware and software for year 2000 modifications. Based on this evaluation, modifications were made to the Company's computer system and it was determined that these systems will properly utilize dates beyond December 31, 1999. As such, the Company is compliant with the year 2000 issue. As a result of the testing, the Company's old phone system was determined not to be year 2000 compliant. In December 1999 the existing phone system was replaced with one that provides enhanced capabilities and is year 2000 compliant. The cost to purchase and install the new phone system was approximately $75,000. Outside of the phone system, the cost of testing and modifying the Company's computer systems to obtain year 2000 compliance was less than $10,000 in the aggregate.

     The Company has contacted all of its significant suppliers and large customers to determine the possible effect on our operations of their inability or failure to remediate their own year 2000 issues. While the Company does not believe that our significant suppliers and customers have potential problems with the year 2000 issue, there can be no guarantee that the systems of our customers and suppliers were timely converted successfully to avoid the year 2000 issue, or that any failure to successfully avoid the year 2000 issue by another company, or a conversion that is incompatible with our systems, would not have material adverse effect on our operations. The Company does not believe that it has exposure to contingencies related to the year 2000 issue for the Company's products. The Company did not experience any significant product or system failures or miscalculations related to the year 2000 issue on or since January 1, 2000 through the date of this report.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues:

                                          Three Months Ended  March 31,
                                          ------------------------------
                                           2000                    1999
                                          ------                  ------

Revenue                                    100.0%                  100.0%
Cost of sales                               72.8%                   87.6%
                                          ------                  ------
Gross margin                                27.2%                   12.4%

Operating expenses:
   Sales & marketing                       187.8%                  292.0%
   General & administrative                 90.2%                  214.8%
   Research & development                   39.4%                  149.8%
                                          ------                  ------
   Total operating expenses                317.4%                  656.6%

Interest and other, net                    (10.7%)                   1.0%
                                          ------                  ------
Loss before provision for income taxes    (300.9%)                (643.1%)

Provision for income taxes                   1.7%                    2.3
                                          ------                  ------
Net loss                                  (302.6%)                (645.4%)
                                          ======                  ======
Provisions for preferred stock               0.5%                   17.8%
                                          ======                  ======
Net loss applicable to holders
of common stock                           (303.1%)                (663.2%)
                                          ======                  ======

              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     REVENUES. Revenues for the quarter ended March 31, 2000 were $1,498,192, an increase of $844,029, or 129.0%, compared to $654,163 for the corresponding period in 1999. The increase in revenues for the quarter ended March 31, 2000 was primarily related to the higher number of sales of the Mobile Assistant IV ("MA IV") in the first quarter of 2000 compared to the comparable 1999 period.

     COST OF SALES. The cost of sales for the quarter ended March 31, 2000 was $1,091,293, an increase of $518,122, or 90.4%, compared to $573,171 in the corresponding period in 1999. The cost of goods sold increased primarily because of the increase in sales of the MAIV during 2000.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended March 31, 2000 were $2,813,769, an increase of $903,859, or 47.3%, compared to $1,909,910 for the corresponding period in 1999. The increase resulted mainly from additional expenditures related to marketing and advertising programs, customer services, personnel, increased operations in the Company's foreign subsidiaries and other infrastructure costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended March 31, 2000 were $1,350,808, a decrease of $54,043, or 3.8%, compared to $1,404,851, for the corresponding period in 1999. This decrease was primarily the result of the Company's efforts to reduce operating expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the quarter ended March 31, 2000 were $589,828, a decrease of $389,818, or 39.8%, compared to $979,646 for the corresponding period in 1999. This decrease is the result of the significant expenditures made as part of the development efforts of the MA IV during the 1999 period as compared to the ramping-up of expenditures for new product development during the 2000 period.

     INTEREST AND OTHER INCOME/EXPENSE, NET. Other expenses for the quarter ended March 31, 2000 was $161,047, an increase of $167,763, or 2,498%, compared to other income of $6,716 for the corresponding period in 1999. This decrease was primarily the result of interest expense on new loans and the amortization of note discount, offset by $92,905 of interest income.

     PROVISION FOR TAXES. The Company has accrued $26,209 for an income tax provision at March 31, 2000 related to income earned by the Company's foreign subsidiaries. The Company's U.S. operations had a net loss for the three months ended March 31, 2000 and, therefore, no provision for U.S. income taxes was made.

     DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company's outstanding preferred stock accrues dividends at 5% per annum on the outstanding principal amount. For the quarter ended March 31, 2000, the amount of dividends accrued was $8,130, a decrease of $9,062, or 52.7%, compared to $17,192 for the same period of the prior year. The accretion of the beneficial conversion feature of the Company's preferred stock recognized in the quarter ended March 31, 2000 was $0, a decrease of $99,072, or 100%, compared to the same period a year earlier. This decrease was related to the full accretion of the deemed dividend during 1999, which represented the minimum period in which the preferred shareholders could realize the maximum beneficial conversion.

     NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the quarter ended March 31, 2000 was $4,542,892, a decrease of $204,951, or 4.7%, compared to $4,337,941 for the corresponding period in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the completion of the IPO, the Company financed its operations through the private sale of its securities, vendor credit, short-term loans from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from institutions and management, proceeds from the exercise of warrants and options and sales of its products and services.

     On May 22, 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. As of September 30, 1999, all Series C Preferred Stock had been converted into shares of common stock, which included payment of all accrued dividends.

     On December 17, 1998, the Company borrowed $1,250,000 from two financial institutions. The maturity date of the debt was January 29, 1999 and interest was at 12% per annum. On January 29, 1999, the Company repaid the principal and accrued interest.

     In January 1999, the Company exercised put options in the aggregate amount of $3,360,000 under an equity line of credit agreement entered into in April 1998. In connection with such put options, the Company issued 841,356 shares of common stock at prices ranging from $4.08 to $4.46.

     On March 10, 1999, the Company issued the first tranche of 5,000 shares of the Company's Series D Preferred Stock for gross proceeds of $5,000,000. During the three months ended June 30, 1999, the Company issued additional 5,000 shares of Series D Preferred Stock for gross proceeds of $5,000,000. The Series D Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series D Preferred Stock into common stock. The Series D Preferred Stock may be converted into shares of common stock by dividing the dollar amount of Series D Preferred Stock outstanding by the lesser of 100% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion or $4.88, the closing bid price of the common stock on the trading day immediately preceding the original closing date of this private placement. The Company may redeem the Series D Preferred Stock at any time for a premium to face value that varies depending on the timing of redemption. The Company issued an additional 500 shares of Series D Preferred Stock to a finder. In connection with these issuances, warrants were issued to purchase 210,000 shares of common stock at an exercise price of $6.09 per share. The warrants are exercisable over three years. During the three months ended March 31, 2000, 200,000 of these warrants were exercised resulting in cash proceeds to the Company of $1,218,000. As of December 31, 1999, 6,000 shares of the Series D Preferred Stock were converted into 4,059,399 shares of common stock. During the three months ended March 31, 2000, an additional 4,250 shares were converted into 3,970,581 shares of common stock. At March 31, 2000, 250 shares of Series D Preferred Stock remain issued and outstanding.

     On May 12, 1999, the Company issued 2,000 shares of Series E Preferred Stock, for gross proceeds of $2,000,000. The Series E Preferred Stock has a 5% cumulative dividend which is payable, in cash or through the issuance of common stock, upon the conversion of the Series E Preferred Stock. The Company may redeem the Series E Preferred Stock at any time at a premium to face value that varies depending on the timing of the redemption, as long as the price of the common stock is above certain levels. Holders of the Series E Preferred Stock may convert these securities into shares of common stock at the lesser of 94% of the average of the three lowest closing bids for the common stock during the twenty trading days prior to conversion, or $3.72, the closing bid price of the common stock on the trading day immediately preceding the closing date of this private placement. The Company issued an additional 100 shares of Series E Preferred Stock to a finder. In connection with these issuances, warrants were issued to purchase a total of 50,000 shares of common stock. The warrants have an exercise price of $4.65 per share and a term of three years. During the three months ended March 31, 2000, all of these warrants were exercised, resulting in cash proceeds to the Company of $232,500. As of December 31, 1999, 2,000 shares of the Series E Preferred Stock were converted into 1,627,481 shares of common stock. At March 31, 2000, 100 shares of Series E Preferred Stock remain issued and outstanding.

     On various dates during 1999, the Company borrowed approximately $583,000 from several officers of the Company pursuant to non-interest bearing promissory notes or loan agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000.

     In August 1999, the Company entered into a financing agreement with a lender under which the Company received 80% of an accounts receivable balance upon presentation to the lender of certain documentation supporting the underlying sale. The Company received the remaining 20%, net of a fee paid to the lender, upon collection by the lender of the original accounts receivable balance. The lender has recourse to the Company for any uncollected accounts receivable balances. The Company paid $60,000 in initial placement fees associated with this facility, all of which was amortized during 1999.

     On September 21, 1999, the Company completed a $100,000 private placement of common stock in which 135,000 restricted shares, as defined in Rule 144 promulgated under the Securities Act, were issued.

     Between October 1999 and December 1999, the Company borrowed $1,000,000 pursuant to a secured promissory note. In connection with this borrowing, the Company issued warrants to purchase 1,000,000 shares of its common stock at $1.00 per share. On December 31, 1999, the cashless conversion of these warrants into 1,000,000 shares of the Company's common stock was used as consideration to fully repay the loan.

     Between October 1999 and December 1999, the Company issued 545,000 shares of its common stock upon exercise of warrants granted in connection with previous financings for proceeds of $838,513.

     On November 19, 1999, the Company completed a $3,000,000 private placement of common stock in which 1,000,000 shares were issued.

     On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "IBM Facility"). Under the terms of the IBM Facility, the Company borrowed $1,000,000 under a term loan and was extended a $3,000,000 credit line to finance customer purchases. The borrowing under the term loan accrues interest at up to the prime rate (9% at March 31, 2000) plus 2.5% per annum. In February 2000, the Company repaid $333,333 of the term loan. In April 2000, the Company repaid an additional $333,333 of the term loan. The final $333,334 balance is scheduled for repayment in June 2000.

     In January 2000, the Company received $2,460,500 in proceeds through the issuance of 647,500 shares of common stock in a private placement.

     In January 2000, the Company borrowed $3,025,000 pursuant to promissory notes that require the Company to repay the borrowings by January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest on the notes accrues at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which amount has been recorded as a note discount to be amortized into interest expense over the one-year lives of the notes. During the three months ended March 31, 2000, the Company recorded interest expense of $63,020 and amortization of note discount of $191,969.

     During the three months ended March 31, 2000, certain of the Company's non-executive employees and consultants exercised stock options that had been issued pursuant to the Company's various stock incentive plans. None of the employees or consultants who sold shares of the Company's stock was considered an "affiliate" as defined in Rule 144 under the Securities Act. During this period, the Company issued 364,282 shares of its common stock and received gross proceeds of $841,941 related to these exercises.

     During the three months ended March 31, 2000, the Company issued equity securities to certain consultants and companies for services provided to the Company. These securities included the issuance of shares of common stock, warrants and options. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. During the three months ended March 31, 2000, the Company recorded general and administrative expenses of $529,172 associated with these services and recorded an additional $373,364 as prepaid expenses to be amortized over the remaining lives of the underlying service agreements. Of these amounts, $124,455 of the expense and all of the prepaid expense amounts relate to marketing services provided by a company which, together with companies under common control, has purchased $42,378 and $252,139 of the Company's products during the three months ended December 31, 1999 and March 31, 2000, respectively.

     During the three months ended March 31, 2000, the Company issued 1,765,200 shares of its common stock upon exercise of warrants granted in connection with previous financings, for proceeds of $8,232,475. Subsequent to these exercises, the Company had warrants outstanding to purchase 192,500 shares of its common stock at prices that range from $2.00 to $18.00 at March 31, 2000.

     For the three months ended March 31, 2000, the Company's operating activities used $7,272,709 of cash. This use was primarily the result of a $4,534,762 net loss and a net decrease in accounts payable of $2,392,633, offset by depreciation and amortization of $374,079. Cash used in investing activities for the three months ended March 31, 2000 was $231,784, which included $56,664 in capitalized tooling costs, $68,305 related to the acquisition of patents, and $106,815 for the acquisition of property and equipment. Proceeds from the Company's financing activities for three months ended March 31, 2000 were $14,246,194, which primarily consisted of $9,128,561 from the exercise of warrants and options, $2,460,500 from the issuance of the Company's common stock, both net of related fees, and net borrowings on notes and loans of $2,657,133. As a result of the above, cash and cash equivalents on hand as of March 31, 2000 was $8,790,619, a increase of $6,759,476 from the $2,031,143 of cash on hand as of December 31, 1999.

     For the three months ended March 31, 1999, the Company's operating activities used $5,437,355 of cash. This was primarily the result of a $4,221,677 net loss and a net increase in inventories of $2,476,954. These were offset by a net increase in accounts payable of $1,604,678 and depreciation and amortization of $230,806. Cash used for investing activities for the three months ended March 31, 1999 was $589,720 and was primarily related to acquisition of property and equipment, patents, and tooling costs. Cash provided by financing activities for the three months ended March 31, 1999 was $7,105,204, which consisted of net proceeds of $4,989,970 and $3,365,234 from the issuance of the Company's preferred and common stock, respectively, and repayment of notes and loans of $1,250,000.

     At March 31, 2000, the Company had informal agreements with several of its suppliers to take shipments of additional inventory of parts and components during the first half of 2000. While the timing and amount of these shipments may be adjusted, the total amount of inventory and related payment under these agreements could be approximately as much as $1,500,000 to $2,000,000.

     The Company anticipates that its working capital requirements and operating expenses will increase as the Company develops new generations of its products, expands production and sales of the Mobile Assistant Series, expands its sales, service and marketing functions, and further develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the Mobile Assistant Series, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Management is currently exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships, or debt financings. If additional funds are raised by the Company through the issuance of equity securities, the percentage of ownership of the then-current stockholders of the Company will be reduced. The Company's management believes that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet the Company's ongoing cash requirements. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     27.1   Financial Data Schedule

B)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarterly period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       XYBERNAUT CORPORATION


                                       /s/ Edward G. Newman
                                       -----------------------------------------
                                       By: Edward G. Newman
                                           President