Form 10KSB/A
period 1999-12-31
XYBERNAUT CORP
filed 2000-07-07
CIK 1013148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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

     The Company has incurred operating losses throughout 1999 and expects such losses to continue in the near term as it expands its product development and marketing capabilities. At December 31, 1999, the Company had an accumulated deficit of $48,140,128. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flows through 2000 and potentially thereafter. The Company will require additional capital to execute its business plan. Management believes they will be successful in their efforts to obtain such financing. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required.

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

     Subsequent to December 31, 1999, the Company has raised approximately $18,600,000 through the issuance of common stock, borrowings, and the exercise of warrants granted in connection with previous financings.

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

     The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of the Mobile Assistant Series, develops and sells new models in the Mobile Assistant Series, expands its full sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the Mobile Assistant Series, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Management is currently exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. If additional funds are raised by the Company through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company will be reduced. The Company's management believes that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet the Company's cash requirements until at least March 2001. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company.

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

/s/ Grant Thornton, LLP

Vienna, VA
February 25, 2000 (Except for Notes 1 and 13, as to which the date is July 5,
2000)

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

  FINANCING

     The Company has incurred significant recurring losses from operations since inception and will require additional capital to fund its business plan and meet its ongoing obligations for 2000 and potentially beyond. Management believes they will be successful in their efforts to obtain such financing and subsequent to year-end has raised approximately $18,600,000 (see Note 13). There can be no assurance that the Company will not incur additional losses or will not require significant amounts of additional capital. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required.

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

  LEGAL PROCEEDINGS

     On March 19, 1998, Matrix Corporation ("Matrix") filed a complaint against the Company in the United States District Court, Eastern District of North Carolina, alleging that: Matrix has been damaged by a purported breach of an agreement between the two companies concluded in December 1997 (the "December

                             XYBERNAUT CORPORATION

11. COMMITMENTS AND CONTINGENCIES, CONTINUED:
Agreement"), and that the Company should return all goods shipped by Matrix under both the December Agreement and a prior agreement concluded in June 1997 (the "June Agreement"). The Company and its legal counsel filed a counterclaim against Matrix stating that Matrix failed to perform to the requirements of both the June Agreement and the December Agreement and that the Company has been damaged by this failure to perform. The trial for the case was completed in August 1999 and on September 22, 1999 the District Court rendered a judgment against the Company. The Company paid approximately $875,000 to Matrix in the quarter ending December 31, 1999, in full settlement of this legal proceeding and, as part of the settlement, received approximately 150 systems and components for its 133P model. At December 31, 1999, the Company accrued $150,000 in legal fees incurred in connection with this lawsuit. These amounts are included in the Company's general and administrative expenses in the related periods.

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

                             XYBERNAUT CORPORATION

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

     On January 3, 2000, the Company was party to a private placement transaction in which it received $2,460,500 in proceeds through the issuance of 647,500 shares of common stock to an investor. The shares of common stock were sold for $4.00 per share, representing an approximate 17% discount to the average closing price of the Company's common stock for the month preceding this private placement.

     Between January and June 2000, all remaining 4,500 shares of Series D Preferred Stock and all remaining 100 shares of Series E Preferred Stock were converted by the investors, along with related dividends, into 4,173,430 shares of common stock. At June 30, 2000, all shares of preferred stock had been fully converted into shares of common stock.

     Between January and June 2000, the Company issued 2,077,700 shares of its common stock to investors who exercised warrants granted in connection with financings for gross proceeds of $8,274,975.

     In January and February of 2000, certain of the Company's employees and consultants exercised stock options that had been issued pursuant to the Company's various stock incentive plans. The Company issued 529,334 shares of its common stock and received gross proceeds of $1,336,109 related to these exercises.

     On April 7, 2000, the Company acquired Selfware, Inc. ("Selfware"), a provider of enterprise management services and software for projects, maintenance and work flow (the "Merger"). Pursuant to the terms of the Agreement and Plan of Merger, the value of Selfware was determined at approximately $8,100,000. Based on a ratio established by the 30-day average closing price for the Company's common stock prior to closing, the Company exchanged 429,327 shares of its common sock for the stock of Selfware, for an effective price of $18.97 per share of the Company's common stock. It is intended that the Merger will be accounted for as a pooling of interests. The terms of the Merger were determined in arms-length negotiations between the Company and Selfware and a fairness opinion for the acquisition was provided to the Company's board of directors by Merrill Lynch. This opinion covered only the fairness of the exchange ratio for the Merger from a financial point of view and did not address the merits of the decision to merge with Selfware or the financial impact of such Merger. Mr. Jacques Rebibo, chairman and CEO of Selfware, served on the Company's board of directors from January 1996 to August 1997. The Company and Selfware estimate that they incurred direct transaction costs of approximately $400,000 associated with the Merger. These expenditures consist of fees for investment banking, legal, accounting and other related costs and will be charged to operations in the second quarter of 2000, which is the quarter in which the Merger was consummated.

     On June 23, 2000, the Company was party to a private placement transaction in which it received $3,500,000 in gross proceeds through the issuance of 437,500 shares of its common stock to an investor. The shares of common stock were sold for $8.00 per share, representing a 12% discount to the closing bid price of the Company's common stock on June 22, 2000. The Company also issued warrants to purchase 87,500 shares of common stock, representing an amount equal to 20% of the number of shares sold, at $10.00 per share, representing 125% of the price for which our common stock was sold in this financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 13, 1999, the Company engaged Grant Thornton LLP as its new independent accountant and dismissed PricewaterhouseCoopers LLP, its previous independent accountant. On September 17, 1999, the Company filed a Form 8-K (file #000-21013) in connection with the change in accounting firms.

                                    PART III

Items 9 through 12 were included in a Form 10-KSB/A filed with the Securities and Exchange Commission on April 21, 2000 and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

EXHIBIT                                DESCRIPTION
-------                                -----------
  1.1     --   Form of Financial Consulting Agreement between the Company      (1)
               And the Representative.
  3.1     --   Certificate of Incorporation of the Company, as Amended.        (5)
  3.2     --   Bylaws of the Company (as Amended on September 24, 1998).       (5)
  3.3     --   Certificate of Designation of the Series D Preferred Stock.     (6)
  3.4     --   Certificate of Designation of the Series E Preferred Stock.     (7)
  4.1     --   Warrant Exercise Fee Agreement.                                 (1)
  4.2     --   Form of Forfeiture Escrow.                                      (1)
  4.3     --   Form of specimen certificate for Units.                         (1)
  4.4     --   Form of specimen certificate for Common Stock.                  (1)
  4.6     --   Form of Warrant.                                                (2)
  4.7     --   Form of Securities Purchase Agreement for Series D Preferred    (6)
               Stock.
  4.8     --   Form of Warrant in connection with the placement of Series D    (6)
               Preferred Stock.
  4.9     --   Form of Securities Purchase Agreement for Series E Preferred    (7)
               Stock.
  4.10    --   Form of Warrant in connection with the placement of Series E    (7)
               Preferred Stock.
  4.11    --   Warrant issued in connection with the October 1999 Bridge      (10)
               Loan Financing.
 10.1     --   December 31, 1994 Acquisition Agreement between the Company     (1)
               and Tech Virginia.
 10.2     --   Form of Indemnification Agreement to be entered into between    (1)
               the Company and each officer and director of the Company.
 10.3     --   Form of Employment Agreement between the Company and Edward    (10)
               G. Newman.
 10.4     --   Form of Employment Agreement between the Company and Steven    (10)
               A. Newman.
 10.5     --   November 30, 1994 Lease Agreement between Hyatt Plaza           (1)
               Limited Partnership and the Company.
 10.6     --   March 22, 1996 Month-to-Month Tenancy Agreement between the     (1)
               Company and The Original Tollhouse Historical Preservation
               Company.
 10.7     --   October 27, 1994 Residential Deed of Lease between the          (1)
               Company and Frank E. and Heather H. Moxley.
 10.8     --   June 10, 1994 Rockwell International Corporation contract.      (1)
 10.9     --   January 5, 1996 Kopin Corporation contract.                     (1)
 10.10    --   June 19, 1996 License Agreement for Mobile Inspector            (1)
               Software.
 10.11    --   1996 Omnibus Stock Incentive Plan.                              (1)
 10.12    --   1997 Omnibus Stock Incentive Plan.                              (2)
 10.13    --   November 20, 1995 Consulting Agreement with CMC Services.       (1)
 10.14    --   Form of Consulting Agreement with Victor J. Lombardi.           (1)
 10.15    --   March 29, 1996 License Agreement with Rockwell International    (1)
               Corporation.
 10.16    --   Interim 90-Day Agreement with Kopin Corporation.                (1)
 10.17    --   Multicosm Ltd. Software Licensing Agreement.                    (1)
 10.18    --   April 4, 1996 Electronic Surveillance Technologies              (1)
               Corporation VAR Agreement.
 10.19    --   January 22, 1996 FC Imaging, Inc. VAR Agreement.                (1)
 10.20    --   June 18, 1996 NeuroSystems Europe Limited VAR Agreement.        (1)
 10.21    --   Business Loan Agreement, Promissory Note and Commercial         (1)
               Security Agreement By and Between Fairfax Bank & Trust
               Company and the Company.

EXHIBIT                                DESCRIPTION
-------                                -----------
 10.22    --   December 10, 1996 Lease Agreement between Autumnwood            (3)
               Apartments and the Company.
 10.23    --   September 10, 1996 Lease Agreement between the Company and      (3)
               South Beach Warehouse, LLC.
 10.24    --   First Amendment to Office Lease Agreement between Hyatt         (4)
               Plaza Limited Ptr. and the Company.
 10.25    --   Form of Agreement between Ed Nixon Davis and the Company.       (4)
 10.26    --   Form of Exclusive Licensing Agreement between Data Disk         (4)
               Technology, Inc. and the Company.
 10.27    --   Form of Exclusive Licensing Agreement between SBS Vertrieb      (4)
               GmbH and the Company.
 10.28    --   Form of Software Distribution Agreement between Multicosm       (4)
               LTD and the Company.
 10.29    --   First Amendment to Office Lease Agreement between Hyatt         (4)
               Plaza Limited Partnership and Tech International of
               Virginia, L.L.C.
 10.30    --   Second Amendment to Storage Space Lease Agreement between       (5)
               Hyatt Plaza Limited Ptr. and the Company.
 10.31    --   Second Amendment to Office Lease Agreement between Hyatt        (5)
               Plaza Limited Ptr. and the Company.
 10.32    --   Third Amendment to Office Lease Agreement between Hyatt         (5)
               Plaza Limited Ptr. and the Company.
 10.33    --   Form of Registration Rights Agreement in connection with the    (6)
               placement of Series D Preferred Stock.
 10.34    --   Form of Escrow Agreement in connection with the placement of    (6)
               Series D Preferred Stock.
 10.35    --   Form of finder's agreement in connection with the placement     (6)
               of Series D Preferred Stock.
 10.36    --   Form of Registration Rights Agreement in connection with the    (7)
               placement of Series E Preferred Stock.
 10.37    --   Form of Escrow Agreement in connection with the placement of    (7)
               Series E Preferred Stock.
 10.38    --   Form of finder's agreement in connection with the placement     (7)
               of Series E Preferred Stock.
 10.39    --   Purchase Agreement dated as of November 19, 1999               (10)
 10.40    --   Registration Rights Agreement dated November 19, 1999          (10)
 10.41    --   Escrow Agreement dated as of November 19, 1999                 (10)
 10.42    --   1999 Stock Incentive Plan                                       (8)
 10.43    --   Form of Restated Bridge Loan Financing Agreement dated         (10)
               October 18, 1999
 10.44    --   Form of Employment Agreement between the Company and John F.   (10)
               Moynahan.
 16       --   Letter on Change in Certifying Accountant                       (9)
 23.1     --   Consent of Grant Thornton LLP                                    *
 27.1     --   Financial Data Schedule                                        (10)

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

(10) Incorporated by reference to the report on Form 10-KSB, file No. 000-21013.

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

Date: July 7, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ EDWARD G. NEWMAN                     President, Chief Executive        July 7, 2000
-----------------------------------------------------      Officer and Chairman of the
                  Edward G. Newman                         Board of Directors

                          *                              Senior Vice President, Chief      July 7, 2000
-----------------------------------------------------      Financial Officer and
                  John F. Moynahan                         Treasurer

                          *                              Senior Vice President and         July 7, 2000
-----------------------------------------------------      Director
                     Edwin Vogt

                          *                              Executive Vice President and      July 7, 2000
-----------------------------------------------------      Vice Chairman of the Board
                  Steven A. Newman                         of Directors

                          *                              Executive Vice President and      July 7, 2000
-----------------------------------------------------      Director
                    Kaz Toyosato

                          *                              Secretary and Director            July 7, 2000
-----------------------------------------------------
                Martin Eric Weisberg

                          *                              Director                          July 7, 2000
-----------------------------------------------------
                    George Allen

                          *                              Director                          July 7, 2000
-----------------------------------------------------
                   Eugene J. Amobi

                          *                              Director                          July 7, 2000
-----------------------------------------------------
                   Keith P. Hicks

                          *                              Director                          July 7, 2000
-----------------------------------------------------
                  Phillip E. Pearce

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                          *                              Director                          July 7, 2000
-----------------------------------------------------
                  James J. Ralabate

                          *                              Director                          July 7, 2000
-----------------------------------------------------
              Lt. Gen. Harry E. Soyster

* By Edward G. Newman
  Attorney-in-fact