Form 10-Q
period 2000-06-30
XYBERNAUT CORP
filed 2000-08-11
CIK 1013148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                JUNE 30, 2000 OR

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
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES      NO
                          ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at August 9, 2000
Common stock - $0.01 par  value                          38,511,199

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----

COVER PAGE............................................................................................      1

INDEX.................................................................................................      2

PART I - FINANCIAL INFORMATION

         Item 1 -  Financial Statements
                   Condensed Consolidated Balance Sheets (unaudited)..................................      3
                   Condensed Consolidated Statements of Operations (unaudited)........................      4
                   Condensed Consolidated Statements of Cash Flows (unaudited)........................      5
                   Notes to Condensed Consolidated Financial Statements...............................      6

         Item 2 -  Management's Discussion and Analysis of
                   Results of Operations and Financial Condition......................................     10

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk.........................     17


PART II - OTHER INFORMATION

         Item 6 -  Exhibits and Reports on Form 8-K...................................................     17

                              XYBERNAUT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                       ASSETS                                        June 30, 2000   December 31, 1999

                                                                                     -------------   -----------------

Current assets:
    Cash and cash equivalents                                                        $  6,723,260         $  2,126,000
    Accounts receivable, net                                                            3,387,887            1,704,310
    Inventory, net                                                                      5,571,230            6,081,450
    Prepaid and other current assets                                                    1,156,873              635,288
                                                                                     ------------         ------------
              Total current assets                                                     16,839,250           10,547,048
                                                                                     ------------         ------------

Property and equipment, net                                                               701,259              801,310
                                                                                     ------------         ------------
Other assets:
    Patent costs, net                                                                     741,420              703,174
    Tooling costs, net                                                                    297,351              286,456
    Other                                                                                 306,385              542,691
                                                                                     ------------         ------------
              Total other assets                                                        1,345,156            1,532,321
                                                                                     ------------         ------------
              Total assets                                                           $ 18,885,665         $ 12,880,679
                                                                                     ============         ============

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $  2,589,202         $  4,929,010
     Accrued expenses and other                                                         2,398,983            2,483,946
     Notes and loans payable, net                                                       2,525,880            1,419,958
                                                                                     ------------         ------------
              Total liabilities                                                         7,514,065            8,832,914
                                                                                     ------------         ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value, 6,000,000 shares authorized; 0 and 4,600 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively; (liquidation preference $0 and $4,600,000 at June 30, 2000
       and December 31, 1999, respectively)                                                    --            3,996,588
    Common stock, $0.01 par value, 80,000,000 shares authorized;
       38,511,199 and 30,373,734 shares issued and outstanding as of
       June 30, 2000 and December 31, 1999, respectively                                  385,112              303,737
    Additional paid-in capital                                                         69,679,371           47,746,424
    Foreign currency translation                                                            2,059               58,541
    Accumulated deficit                                                               (58,694,942)         (48,057,525)
                                                                                     ------------         ------------
              Total stockholders' equity                                               11,371,600            4,047,765
                                                                                     ------------         ------------
              Total liabilities and stockholders' equity                             $ 18,885,665         $ 12,880,679
                                                                                     ============         ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                              XYBERNAUT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                   ------------------------------      -------------------------------
                                                       2000              1999               2000              1999
                                                   ------------      ------------      ------------       ------------

Revenue:

   Product sales                                   $  2,125,774      $  1,128,167      $  3,616,298       $  2,077,534
   Consulting and other                                 806,661         1,407,156         1,420,609          2,231,962
                                                   ------------      ------------      ------------       ------------
       Total revenue                                  2,932,435         2,535,323         5,036,907          4,309,496


Cost of sales                                         2,025,925         1,765,222         3,582,453          3,107,984
                                                   ------------      ------------      ------------       ------------
       Gross profit                                     906,510           770,101         1,454,454          1,201,512


Operating expenses:

   Sales and marketing                                2,858,291         3,152,593         5,959,195          5,322,025
   General and administrative                         1,399,921         1,761,877         2,835,495          3,274,435
   Research and development                           1,619,755           861,555         2,209,583          1,841,201
   Merger costs                                         621,048                --           621,048                 --
                                                   ------------      ------------      ------------       ------------
       Total operating expenses                       6,499,015         5,776,025        11,625,321         10,437,661
                                                   ------------      ------------      ------------       ------------

       Operating loss                                (5,592,505)       (5,005,924)      (10,170,867)        (9,236,149)


Interest and other (expense)income, net                (258,515)           50,703          (429,349)            65,701
                                                   ------------      ------------      ------------       ------------
Loss before provision for income taxes               (5,851,020)       (4,955,221)      (10,600,216)        (9,170,448)
Provision(benefit) for income taxes                      10,992            (9,674)           37,201              5,304
                                                   ------------      ------------      ------------       ------------
Net loss                                             (5,862,012)       (4,945,547)      (10,637,417)        (9,175,752)

Provision for preferred stock dividends                   2,308            86,315            10,438            103,507

Provision for accretion on preferred stock
   beneficial conversion feature                             --           705,871                --            804,943
                                                   ------------      ------------      ------------       ------------

Net loss applicable to holders of common stock     $ (5,864,320)     $ (5,737,733)     $(10,647,855)      $(10,084,202)
                                                   ============      ============      ============       ============

Net loss per common share applicable to
   holders of common stock (basic and diluted)     $      (0.15)     $      (0.25)     $      (0.29)      $      (0.45)
                                                   ============      ============      ============       ============

Weighted average number of common shares
   outstanding (basic and diluted)                   37,898,185        22,693,296        36,659,762         22,616,402
                                                   ============      ============      ============       ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                              XYBERNAUT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                          Six Months Ended June 30,
                                                                        ------------------------------
                                                                            2000              1999
                                                                        ------------      ------------

Cash flows from operating activities:
   Net loss                                                             $(10,637,417)     $ (9,175,752)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                       953,530           604,794
         Amortization of note discount                                       422,332                --
         Provision for bad debts                                              22,794                --
         Non-cash charges for equity securities issued for services          891,014            11,772
      Changes in assets and liabilities:
         Accounts receivable                                              (1,695,232)         (640,831)
         Inventory                                                           293,026        (4,289,124)
         Prepaid and other current assets                                       (658)         (738,227)
         Other assets                                                         51,110           (94,671)
         Accounts payable                                                 (2,208,537)        3,698,195
         Accrued expenses and other                                          (61,086)          465,178
                                                                        ------------      ------------
            Net cash used in operating activities                        (11,969,124)      (10,158,666)
                                                                        ------------      ------------
Cash flows from investing activities:
   Acquisition of property and equipment, net                               (291,336)         (746,512)
   Acquisition of patents                                                   (168,631)         (186,972)
   Capitalization of tooling costs and other                                 (58,725)         (457,765)
                                                                        ------------      ------------
            Net cash used in investing activities                          (518,692)        (1,391,249)
                                                                        ------------      ------------
Cash flows from financing activities:
   Preferred stock offerings, net                                                 --        10,875,701
   Common stock offerings, net                                             5,955,867         3,356,802
   Notes and loans payable, net                                            1,604,762        (1,330,341)
   Exercise of warrants and options                                        9,573,630                --
                                                                        ------------      ------------
            Net cash provided by financing activities                     17,134,259        12,902,162

Effect of exchange rate changes on cash and cash equivalents                (49,183)           (65,603)
                                                                        ------------      ------------
Net increase in cash and cash equivalents                                  4,597,260         1,286,644
Cash and cash equivalents, beginning of period                             2,126,000         1,052,649
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $  6,723,260      $  2,339,293
                                                                        ============      ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                               $     52,837      $     41,621
                                                                        ============      ============
   Cash paid for taxes                                                  $     42,293      $         --
                                                                        ============      ============
Supplemental disclosure of non-cash financing activities:
   Common stock issued for preferred stock dividend requirements        $    153,904      $     18,058
                                                                        ============      ============
   Provision for preferred stock dividend requirements                  $     10,438      $    103,507
                                                                        ============      ============
   Equity securities issued as payment of accounts payable              $    109,740      $     26,085
                                                                        ============      ============
   Charges to conform accounting policies during merger                 $    168,365      $         --
                                                                        ============      ============
   Common stock issued for services rendered                            $    891,014      $     11,772
                                                                        ============      ============
   Equity securities issued for future services                         $    453,256      $         --
                                                                        ============      ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                              XYBERNAUT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited, condensed consolidated financial statements of Xybernaut Corporation ("Xybernaut" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, these unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2000 and December 31, 1999, the results of their operations for the three and six months ended June 30, 2000 and 1999 and of their cash flows for the six months ended June 30, 2000 and 1999. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2000. Please refer to the Company's Annual Report on Form 10-KSB/A for the complete financial statements.

     On April 7, 2000, Xybernaut acquired Selfware, Inc, which subsequently changed its name to Xybernaut Solutions, Inc. ("Xybernaut Solutions"). The merger was accounted for as a pooling of interests. All financial data of the Company, including Xybernaut's previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of Xybernaut Solutions.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xybernaut GmbH (Boblingen, Germany), Xybernaut K.K. (Yokohoma, Japan), Tech Virginia (Fairfax, Virginia, U.S.A.) and Xybernaut Solutions (Vienna, Virginia, U.S.A). All significant intercompany accounts and transactions have been eliminated in consolidation. Net gains and losses resulting from foreign currency transactions have not been material.

     The Company recognizes product revenue from a combination of hardware and software sales. Hardware revenue is recognized upon shipment of the Company's products to end-users pursuant to binding customer purchase orders. When shipments are made to distributors, hardware revenue is only recognized upon ultimate sale by the distributors to end-users or when the distributors are purchasing product for their own use pursuant to separate binding purchase orders.

     The recognition of software revenue is dependent on the terms and conditions of the Company's contracts with its customers. Revenue related to software sales is typically recorded upon shipment of the Company's products to end-users. Service revenue is recognized ratably over the contractual periods or as the services are provided. In "time and materials" contracts, revenue is recognized as billable costs are incurred by the Company. In "percentage of completion" contracts, revenue is recorded based on the ratio of costs incurred over total estimated costs to complete.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 1999, the required implementation date of SFAS 133 was delayed to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments are to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, the Company does not utilize derivative instruments, but may elect to do so to hedge foreign currency or other exposures if such exposures become significant. The adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company plans to adopt SFAS 133 for the fiscal year ending December 31, 2001.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes standards for the way that public business enterprises identify and report operating segments in annual and interim financial statements. This statement requires selected information about an enterprise's operating segments and related disclosure about products and services, geographic areas and major customers. The Company adopted this standard for fiscal year end 1999.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In 2000, the required implementation date of SAB 101 was delayed to the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance related to revenue recognition, income statement presentation and financial disclosures. The adoption of SAB 101 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company plans to continue to evaluate the potential impact of SAB 101 and to adopt the pronouncement for the fiscal quarter ended December 31, 2000.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 provides guidance on how to account for stock-based compensation, including stock option grants. FIN 44 is effective July 1, 2000. The Company intends to adopt FIN 44 during the fiscal quarter ended September 30, 2000. The Company does not expect that the adoption of the Interpretation will have a significant effect on the Company's results of operations or its financial position.

4.   BUSINESS COMBINATION

     On April 7, 2000, the Company acquired Xybernaut Solutions, a provider of enterprise management services and software for project management, maintenance and work flow (the "Merger"). Pursuant to the terms of the related Agreement and Plan of Merger, the value of Xybernaut Solutions was determined at approximately $8,100,000. Based on a ratio established by the 30-day average closing price for Xybernaut's common stock prior to closing, the Company exchanged 429,327 shares of its common stock for all of the stock of Xybernaut Solutions, for an effective price of $18.97 per share of Xybernaut's common stock. The Merger was accounted for as a pooling of interests.

     The terms of the Merger were determined in arms-length negotiations between the Company and Xybernaut Solutions and a fairness opinion for the acquisition was provided to the Company's board of directors by Merrill Lynch. This opinion covered only the fairness of the exchange ratio for the Merger from a financial point of view and did not address the merits of the decision to merge with Xybernaut Solutions or the financial impact of such Merger. Mr. Jacques Rebibo, former chairman and CEO of Xybernaut Solutions, served on the Company's board of directors from January 1996 to August 1997 and is currently a vice president of the Company.


     Prior to the Merger, there were no material transactions between Xybernaut and Xybernaut Solutions in the periods presented in this Form 10-Q. The Company incurred costs of $621,048 associated with the Merger, consisting of $452,683 in direct costs, including fees for investment banking, legal, and accounting services, and $168,365 in charges to conform Xybernaut Solutions's accounting policies to those of the Company. These expenses have been charged to operations in the second quarter of 2000, which is the quarter in which the Merger was consummated.

     The following information presents certain income statement data of Xybernaut and Xybernaut Solutions for the periods preceding the Merger:

                                            For the Three Months           For the Three Months               For the Six Months
                                            Ended March 31, 2000           Ended June 30, 1999                Ended June 30, 1999
                                            --------------------           --------------------               -------------------
         Revenue:
               Xybernaut                        $     1,498,192                $       635,768                   $     1,289,931
               Xybernaut Solutions                      606,280                      1,899,555                         3,019,565
                                                ---------------                ---------------                   ---------------
                                                $     2,104,472                $     2,535,323                   $     4,309,496
                                                ===============                ===============                   ===============

         Net Income(Loss):
               Xybernaut                        $    (4,534,762)               $    (5,138,239)                  $    (9,359,916)
               Xybernaut Solutions                     (240,643)                       192,692                           184,164
                                                ---------------                ---------------                   ---------------
                                                $    (4,775,405)               $    (4,945,547)                  $    (9,175,752)
                                                ===============                ===============                   ===============

5.   INVENTORY

     Inventory consists primarily of component hardware parts held for resale and allocated tooling costs and is comprised principally of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying values of inventory to their net realizable value when required. As of June 30, 2000 and December 31, 1999, the allowance to reduce inventory balances to net realizable value was $120,000.

6.   FINANCINGS

     From 1997 through 1999, the Company issued 3,000, 4,180, 375, 10,500, and
2,100 shares of its series A, B, C, D, and E convertible preferred stock, respectively ("Series A, B, C, D and E Preferred Stock," respectively).

     All shares of the Company's convertible preferred stock had been converted into shares of its common stock as of June 30, 2000. All shares of the Series A and Series B Preferred Stock had been converted into shares of common stock as of December 31, 1998. All shares of the Series C Preferred Stock had been converted into shares of common stock as of September 30, 1999. All shares of the Series D Preferred Stock had been converted into shares of common stock as of June 30, 2000, including 4,500 preferred shares converted into 4,145,197 common shares during the six months ended June 30, 2000. All shares of the Series E Preferred Stock had been converted into shares of common stock as of June 30, 2000, including 100 preferred shares converted into 28,233 common shares during the six months ended June 30, 2000.

     The Company's preferred stock issues have included nondetachable conversion features that were considered to be "in the money" at the date of issuance (a "beneficial conversion" feature). The beneficial conversion was recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders could realize the maximum beneficial conversion. As a result of the Company's accumulated deficit, the value of the preferred stock was not allocated between par value and additional paid-in capital and the accretion of the value allocated to the beneficial conversion on the preferred stock and the related dividends is recorded against additional paid-in capital. As of December 31, 1999, all of the value associated with the beneficial conversion features had been fully accreted against additional paid-in capital.

      In January 1999, the Company issued 841,356 shares of its common stock pursuant to an equity line of credit for cash proceeds of $2,110,000 and for use as consideration for the repayment of certain notes payable.

      On April 22, 1999, Xybernaut Solutions entered into a revolving line of credit with a bank in the maximum amount of $500,000. The loan proceeds were used to repay another loan facility and for general working capital purposes. Interest accrued on this facility at the prime rate plus 1% per annum. At December 31, 1999, the Company had borrowed $385,704 under this facility. This facility was fully repaid in June 2000.

      On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "IBM Facility"). Under the terms of the IBM Facility, the Company borrowed $1,000,000 under a term loan secured by inventory and was extended a $3,000,000 credit line to finance customer purchases. The borrowing under the term loan accrues interest at up to the prime rate plus 2.5% per annum. During the six months ended June 30, 2000, the Company repaid all amounts owed under the term loan. Subsequent to June 30, 2000, the Company entered into a separate six-month $1,400,000 term loan with IBM Global Finance with similar terms to the December 2, 1999 facility.

     In January 2000, the Company received $2,460,500 in proceeds through the issuance of 647,500 shares of common stock in a private placement.

     In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes that require the Company to repay the borrowings by January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest on the notes accrues at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which amount has been recorded as a note discount to be amortized into interest expense over the one-year lives of the notes. During the three and six months ended June 30, 2000, the Company recorded amortization of note discount of $230,363 and $422,332, respectively, related to this debt.

     In June 2000, the Company received gross proceeds of $3,500,000 through the private placement of 437,500 shares of its common stock. The shares of common stock were sold at $8.00 per share, representing a 12% discount to the closing bid price of the common stock on the day preceding the transaction.

     During the six months ended June 30, 2000, the Company issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities included the issuance of shares of common stock, warrants and options. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. During the three and six months ended June 30, 2000, the Company recorded general and administrative expenses associated with these services of $361,842 and $891,014, respectively. At June 30, 2000, an additional $452,256 was recorded as prepaid expenses to be amortized over the remaining lives of the underlying service agreements.

     During the six months ended June 30, 2000, certain of the Company's employees and consultants exercised stock options that had been issued pursuant to the Company's various stock incentive plans. The Company issued 535,334 shares of its common stock and received gross proceeds of $1,298,752 related to these exercises during this period.

     During the six months ended June 30, 2000, the Company issued 1,947,700 shares of its common stock to investors who exercised warrants granted in connection with previous financings for proceeds of $7,582,475. Subsequent to these exercises, the Company had warrants outstanding at June 30, 2000 to purchase 290,000 shares of its common stock at prices that range from $2.00 to $18.00.

7.   SEGMENT AND ENTERPRISE WIDE REPORTING

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended December 31, 1999. SFAS 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance.

         The financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segments as a provider of wearable, full-function computing and communications systems with hands-free operation and as a supplier of enterprise management services and software for projects, maintenance and work flow. The Company established subsidiaries in Germany and Japan in January 1999.

     Operations in various geographical areas are summarized as follows:

                                             As of and For the                                 As of and For the
                                      Three Months Ended June 30,                        Six Months Ended June 30,
                               ---------------------------------------------   -------------------------------------------
                                   2000                            1999          2000                             1999
                                 --------                        --------      --------                         --------
         United States:
         Total revenue         $ 2,275,156                     $ 2,297,435    $ 3,500,124                    $  3,756,276
         Net loss               (5,297,242)                     (4,173,741)    (9,465,247)                     (7,489,542)
         Identifiable assets    13,332,845                      10,346,932     13,332,845                      10,346,932

         Europe:
         Total Revenue         $   484,141                     $   145,482    $   859,504                    $    227,543
         Net loss                 (277,275)                       (270,857)      (721,826)                       (537,575)
         Identifiable assets       996,773                         886,731        996,773                         886,731


         Asia:
         Total revenue         $   173,138                     $   92,406     $   677,279                    $   325,677
         Net loss                 (287,495)                      (500,848)       (450,344)                    (1,148,635)
         Identifiable assets     4,556,047                      3,577,003       4,556,047                      3,577,003


     For the three and six months ended June 30, 2000, one customer comprised 32.0% and 18.6%, respectively, of consolidated revenues and 31.8% of consolidated accounts receivable as of June 30, 2000. For the three months ended June 30, 1999, two customers comprised 13.6% and 16.8%, respectively, of consolidated revenues and, for the six months ended June 30, 1999, one customer comprised 14.0% of consolidated revenues.

     Two of the Company's officers are members of the board of directors of a company that purchases software products and consulting services from the Company. The Company recorded revenues on sales to this customer of $159,160 during the three months ended June 30, 2000. A different customer of the Company provides marketing services to the Company. The Company recorded revenues on sales of its hardware products to this customer of $42,378 and $252,139 during the three months ended December 31, 1999 and March 31, 2000, respectively. The Company recorded $124,455 of expenses related to the marketing services performed by this customer during both the three months ended March 31, 2000 and June 30, 2000, respectively. These services were paid through the issuance of the Company's equity securities.

8.   SUBSEQUENT EVENTS

      On July 19, 2000, the Company borrowed $1,400,000 from IBM Global Finance pursuant to a new promissory note. The borrowing is secured by the Company's equipment, inventory and accounts receivable balances. The borrowing accrues interest at the prime rate plus 1.5% and is to be repaid in three equal installments in September and November 2000 and January 2001.

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

     The Company's first commercial product in the Mobile Assistant(R) series of wearable PCs, the Mobile Assistant I, was introduced in 1994 and used "486" based technology. The Mobile Assistant II was introduced in January 1997 and used "586" based technology. The Mobile Assistant III used a Pentium processor and was introduced during the third quarter of 1997. In the fourth quarter of 1998, the Company commenced production of the fourth system in this product development program, the Mobile Assistant IV ("MA IV(R)"), which uses a Pentium chipset known as the "Tillamook."

     In April 2000, the Company acquired Selfware, Inc., which subsequently changed its name to Xybernaut Solutions, Inc. ("Xybernaut Solutions"). Management believes that the merger will better enable the Company to provide total solutions to the customers of both the Company and Xybernaut Solutions. The acquisition of Xybernaut Solutions was finalized at a value of $8,100,000 and was accomplished through the exchange of shares of the Company's common stock for the stock of Xybernaut Solutions, for an effective price of $18.97 per share of the Company's stock. The transaction was accounted for as a pooling of interests.

     Xybernaut Solutions was founded in 1983 and has over 30 full-time employees at its headquarters in Vienna, Virginia and at an office in Seattle, Washington. Xybernaut Solutions's proprietary OPMIST asset management system has been installed in over 200 sites worldwide at shipyards, utilities, manufacturers, departments of transportation, military bases and railroads. Among other alliances, Xybernaut Solutions is a Microsoft Certified Solutions Provider, an authorized Lotus Notes Provider, an Oracle Program Member and a Sun Catalyst Partner.

     Xybernaut Solutions provides programming capabilities in a variety of advanced languages including Visual Basic and Visual C++, along with database experience in Microsoft SQL Server, Oracle and Sybase. Telecommunication and information technology for asset management are also provided by Xybernaut Solutions for computers, hubs, routers and data lines, along with asset management software for linear referenced assets including roads, railways, utility, and pipelines. Xybernaut Solutions products have been developed for Windows 95/98, Windows NT, UNIX and Novell Netware.

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

     Since inception, the Company has financed its operations primarily through private and public sales of equity securities, borrowings, and to a lesser extent, cash generated from operations. In 1999 and 1998, the Company received net proceeds of $19,274,177 and $10,677,212, respectively, from private placements of its equity securities, and $3,736,785 and $1,796,810, respectively, from borrowings. During the six months ended June 30, 2000 and 1999, the Company received net proceeds of $15,529,497 and $14,232,503, respectively, from private placements of its equity securities and exercise of warrants and options, along with proceeds of $3,025,000 and $285,704, respectively, from borrowings.

     Historically, the Company has derived its revenues from sales of its Mobile Assistant series, software products and consulting services related to these products. In the future, the Company expects to derive additional revenues from the licensing of its intellectual property. The Company's cost of sales includes the costs of components for the Mobile Assistant series, costs of purchased software, direct labor and materials, inventory obsolescence charges, amortization of tooling costs and fulfillment and shipping costs.

     The Company has incurred operating losses throughout 1999 and 2000 and expects such losses to continue in the near term as it expands its product development and marketing efforts. At June 30, 2000, the Company had an accumulated deficit of $58,694,942. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative operating cash flows through 2000 and potentially thereafter. The Company will require additional capital to execute its business plan. Management believes they will be successful in their efforts to obtain such financing. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required, but that such reduction would negatively impact progress on implementing the Company's business plan.

     The Company intends to continue to make significant expenditures on research and development of additional hardware and software products and has begun substantial efforts to enhance its current line and to design and engineer its next generation of wearable products. Research and development activities relate primarily to the research and design of new products, test components and equipment costs required to conduct the Company's development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after which any additional costs are capitalized until the software is ready for release.

     The Company's condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Xybernaut GmbH (Boblingen, Germany), Xybernaut K.K. (Yokohoma, Japan), Tech Virginia (Fairfax, Virginia, U.S.A.) and Xybernaut Solutions (Vienna, Virginia, U.S.A.). The condensed consolidated financial statements contain eliminations for all material transactions among the Company and these wholly-owned subsidiaries for all periods presented.

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

                              RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues:

                                           Three Months Ended June 30,          Six Months Ended June 30,
                                          ------------------------------        -------------------------
                                           2000                    1999          2000               1999
                                          ------                  ------        ------             ------
Revenue                                    100.0%                  100.0%        100.0%            100.0%
Cost of sales                               69.1%                   69.6%         71.1%             72.1%
                                          ------                  ------        ------            ------
Gross margin                                30.9%                   30.4%         28.9%             27.9%

Operating expenses:
   Sales & marketing                        97.5%                  124.3%        118.3%            123.5%
   General & administrative                 47.7%                   69.5%         56.3%             76.0%
   Research & development                   55.2%                   34.0%         43.9%             42.7%
   Merger costs                             21.2%                     --          12.3%               --
                                          ------                  ------        -------           ------
   Total operating expenses                221.6%                  227.8%        230.8%            242.2%

Interest and other, net                     (8.8%)                   2.0%         (8.5%)             1.5%
                                          ------                  ------        -------           ------
Loss before provision for income taxes    (199.5%)                (195.4%)      (210.4%)          (212.8%)

Provision for income taxes                   0.4%                   (0.4%)         0.7%              0.1%
                                          ------                  ------        -------           ------
Net loss                                  (199.9%)                (195.0%)      (211.1%)          (212.9%)
                                          ======                  ======        =======           ======
Provisions for preferred stock               0.1%                   31.2%          0.2%             21.1%
                                          ======                  ======        =======           ======
Net loss applicable to holders
of common stock                           (200.0%)                (226.2%)      (211.3%)          (234.0%)
                                          ======                  ======        =======           ======


                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     REVENUE. Revenue for the quarter ended June 30, 2000 was $2,932,435, an increase of $397,112, or 15.7%, compared to $2,535,323 for the corresponding period in 1999. The increase in revenue was primarily related to higher product sales of its software and MA IV product line in the second quarter of 2000 compared to the comparable 1999 period. Partially offsetting the increased product sales was a decrease in consulting and other revenue, resulting primarily from a few large software contracts for which the Company billed comparably large consulting revenue during 1999 when compared to 2000.

     COST OF SALES. The cost of sales for the quarter ended June 30, 2000 was $2,025,925, an increase of $260,703, or 14.8%, compared to $1,765,222 in the corresponding period in 1999. The increase in cost of goods sold corresponded to the increase in revenues for the same period, resulting in overall gross margins of 30.9% and 30.4% for the 2000 and 1999 periods, respectively.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended June 30, 2000 were $2,858,291, a decrease of $294,302, or 9.3%, compared to $3,152,593 for the corresponding period in 1999. This decline was primarily the result of large selling and advertising expenditures made to support the launch, of the MA IV during the second quarter of 1999 as compared to the 2000 period, during which a comparable product launch was not made.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended June 30, 2000 were $1,399,921, a decrease of $361,956, or 20.5%, compared to $1,761,877, for the corresponding period in 1999. This decrease was primarily the result of the Company's efforts to reduce operating expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the quarter ended June 30, 2000 were $1,619,755, an inc rease of $758,200, or 88.0%, compared to $861,555 for the corresponding period in 1999. This is primarily the result of increased expenditures in the second quarter of 2000 to enhance the Company's MA IV product line and to develop daylight readable flat panel displays and the next generation products. During the comparable period of 1999, significant product development costs were not required because the MA IV product line had recently been introduced.

     MERGER EXPENSES. Merger expenses were $621,048 for the quarter ended June 30, 2000. These non-recurring expenses related to the Company's April 2000 merger with Xybernaut Solutions, for which no comparable expenses were recorded in other periods. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal, and accounting services, and $168,365 in charges to conform Xybernaut Solutions's accounting policies to those of the Company.

     INTEREST AND OTHER INCOME/EXPENSE, NET. Other expense for the quarter ended June 30, 2000 was $258,515, a decrease of $309,218, or 609.9%, compared to other income of $50,703 for the corresponding period in 1999. This decrease was primarily the result of interest expense on new loans and the amortization of note discount, offset by $78,472 of interest and other income.

     PROVISION FOR TAXES. The Company accrued $10,992 for an income tax provision at June 30, 2000 related to income earned by the Company's foreign subsidiaries. The Company's U.S. operations had a net loss for the three months ended June 30, 2000 and, therefore, no provision for U.S. income taxes is required.

     DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company accrued dividends at 5% per annum on the outstanding principal amount of its preferred stock. For the quarter ended June 30, 2000, the amount of dividends accrued was $2,308, a decrease of $84,007, or 97.3%, compared to $86,315 for the same period of the prior year. This decrease was a direct result of the reduction of outstanding preferred stock during the 2000 period as compared to the 1999 period. The accretion of the beneficial conversion feature of the Company's preferred stock recognized in the quarter ended June 30, 2000 was $0, a decrease of $705,871, or 100%, compared to the same period a year earlier. This decrease was related to the full accretion of the deemed dividend during 1999, which represented the minimum period in which the preferred shareholders could realize the maximum beneficial conversion.

     NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the quarter ended June 30, 2000 was $5,864,320, an increase of $126,587, or 2.2%, compared to $5,737,733 for the corresponding period in 1999.

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     REVENUE. Revenue for the six months ended June 30, 2000 was $5,036,907, an increase of $727,411, or 16.9%, compared to $4,309,496 for the corresponding period in 1999. The increase in revenue was primarily related to higher product sales of its software and MA IV product line in the first half of 2000 compared to the comparable 1999 period. Partially offsetting the increased product sales was a decrease in consulting and other revenue, resulting primarily from a few large software contracts for which the Company billed comparably large consulting revenue during 1999 when compared to 2000.

     COST OF SALES. The cost of sales for the six months ended June 30, 2000 was $3,582,453, an increase of $474,469, or 15.3%, compared to $3,107,984 in the corresponding period in 1999. The increase in cost of goods sold corresponds to the increase in sales over the same period, resulting in overall gross margins of 28.9% and 27.9% for the 2000 and 1999 periods, respectively.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ended June 30, 2000 were $5,959,195, an increase of $637,170, or 12.0%, compared to $5,322,025 for the corresponding period in 1999. The increase resulted mainly from continued expenditures related to marketing and advertising programs, customer services, personnel, increased operations in the Company's foreign subsidiaries and other infrastructure costs to position the Company's product lines during the first half of 2000 compared to the level of expenditures during the comparable 1999 period.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2000 were $2,835,495, a decrease of $438,940, or 13.4%, compared to $3,274,435, for the corresponding period in 1999. This decrease was primarily the result of the Company's efforts to reduce operating expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended June 30, 2000 were $2,209,583, an increase of $368,382, or 20.0%, compared to $1,841,201 for the corresponding period in 1999. This is primarily the result of increased expenditures in the first half of 2000 to develop and enhance the Company's MA IV product line, daylight readable flat panel displays and the next generation products. During the first six months of 1999, research and development expenditures related primarily to hardware and software for the MA IV product line.

     MERGER EXPENSES. Merger expenses were $621,048 for the six months ended June 30, 2000. These non-recurring expenses related to the Company's April 2000 merger with Xybernaut Solutions, for which no comparable expenses were recorded in the other periods. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal, and accounting services, and $168,365 in charges to conform Xybernaut Solutions's accounting policies to those of the Company.

     INTEREST AND OTHER INCOME/EXPENSE, NET. Other expenses for the six months ended June 30, 2000 was $429,349, an increase of $495,050, or 753.5%, compared to other income of $65,701 for the corresponding period in 1999. This decrease was primarily the result of interest expense on new loans and the amortization of note discount, offset by approximately $172,579 of interest and other income.

     PROVISION FOR TAXES. The Company accrued $37,201 for an income tax provision at June 30, 2000 related to income earned by the Company's foreign subsidiaries. The Company's U.S. operations had a net loss for the six months ended June 30, 2000 and, therefore, no provision for U.S. income taxes was made.

     DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company accrued dividends at 5% per annum on the outstanding principal amount of its preferred stock. For the six months ended June 30, 2000, the amount of dividends accrued was $10,438, a decrease of $96,069, or 89.9%, compared to $103,507 for the same period of the prior year. This decrease was a direct result of the reduction of outstanding preferred stock during the 2000 period as compared to the 1999 period. The accretion of the beneficial conversion feature of the Company's preferred stock recognized in the six months ended June 30, 2000 was $0, a decrease of $804,943, or 100%, compared to the same period a year earlier. This decrease was related to the full accretion of the deemed dividend during 1999, which represented the minimum period in which the preferred shareholders could realize the maximum beneficial conversion.

         NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the six months ended June 30, 2000 was $10,647,855, an increase of $563,653, or 5.6%, compared to $10,084,202 for the corresponding period in 1999.

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

     On December 17, 1998, the Company borrowed $1,250,000 from two financial institutions. The maturity date of the debt was January 29, 1999 and interest was 12% per annum. On January 29, 1999, the Company repaid the principal and accrued interest.

     In January 1999, the Company exercised put options in the aggregate amount of $3,360,000 under an equity line of credit agreement entered into in April 1998. In connection with such put options, the Company issued 841,356 shares of common stock at prices ranging from $4.08 to $4.46.

     Between March and June 1999, the Company issued 10,500 shares of the Company's Series D Preferred Stock for gross proceeds of $10,000,000. As of June 30, 2000, all Series D Preferred Stock had been converted into shares of common stock.

         On April 22, 1999, Xybernaut Solutions entered into a revolving line of credit with a bank in the maximum amount of $500,000. The loan proceeds were used to repay another loan facility and for general working capital purposes. Interest accrued on this facility at the prime rate plus 1%. At December 31, 1999, the Company had borrowed $385,704 under this facility. This facility was fully repaid in June 2000.

     On May 12, 1999, the Company issued 2,100 shares of Series E Preferred Stock, for gross proceeds of $2,000,000. As of June 30, 2000, all Series E Preferred Stock had been converted into shares of common stock.

     On various dates during 1999, the Company borrowed approximately $583,000 from several officers of the Company pursuant to non-interest bearing promissory notes or loan agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000.

     Between August and December 1999, the Company borrowed $456,315 under a financing agreement in which the Company received 80% of an accounts receivable balance upon presentation to the lender of certain documentation supporting the underlying sale and the remaining 20%, net of a fee paid to the lender, upon collection by the lender of the original accounts receivable balance. All borrowings were repaid by February 29, 2000.

     On September 21, 1999, the Company completed a $100,000 private placement of common stock in which 135,000 restricted shares, as defined in Rule 144 of the Securities Act, were issued.

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

         On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "IBM Facility"). Under the terms of the IBM Facility, the Company borrowed $1,000,000 under a term loan and was extended a $3,000,000 credit line to finance customer purchases. The borrowing under the term loan accrued interest at the prime rate plus 2.5% per annum. The term loan borrowing was repaid in three equal installments in February, April and June 2000. Subsequent to June 30, 2000, the Company entered into a separate six-month $1,400,000 term loan with IBM Global Finance with similar terms to the IBM Facility.

     In January 2000, the Company received $2,460,500 in proceeds through the issuance of 647,500 shares of common stock in a private placement.

     In January 2000, the Company borrowed $3,025,000 pursuant to promissory notes that require the Company to repay the borrowings in January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest on the notes accrues at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which amount has been recorded as a note discount to be amortized into interest expense over the one-year lives of the notes. During the six months ended June 30, 2000, the Company recorded amortization of note discount of $422,332 related to this debt.

     In June 2000, the Company received gross proceeds of $3,500,000 through the private placement of 437,500 shares of its common stock. The shares of common stock were sold at $8.00 per share, representing a 12% discount to the closing bid price of the common stock on the day preceding the transaction.

     During the six months ended June 30, 2000, certain of the Company's employees and consultants exercised stock options that had been issued pursuant to the Company's various stock incentive plans. During this period, the Company issued 535,334 shares of its common stock and received gross proceeds of $1,298,752 related to these exercises.

     During the six months ended June 30, 2000, the Company issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities included the issuance of shares of common stock, warrants and options. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. During the three and six months ended June 30, 2000, the Company recorded general and administrative expenses associated with these services of $361,842 and $891,014, respectively. At June 30, 2000, an additional $452,256 was recorded as prepaid expenses to be amortized over the remaining lives of the underlying service agreements.

     During the six months ended June 30, 2000, the Company issued 1,947,700 shares of its common stock to investors who exercised warrants granted in connection with previous financings for proceeds of $7,582,475. Subsequent to these exercises, the Company had warrants outstanding at June 30, 2000 to purchase 290,000 shares of its common stock at prices that range from $2.00 to $18.00.

     For the six months ended June 30, 2000, the Company's operating activities used $11,969,124 of cash. This use was primarily the result of a $10,637,417 net loss and a net decrease in accounts payable of $2,208,537 and an increase in accounts receivable of $1,695,232, offset by depreciation and amortization of $953,530, loan amortization of $422,332 and non-cash charges related to equity securities issued for services of $891,014. Cash used in investing activities for the six months ended June 30, 2000 was $518,692, which included $53,326 in capitalized tooling costs, $168,631 related to the acquisition of patents, and $291,336 for the acquisition of property and equipment. Proceeds from the Company's financing activities for six months ended June 30, 2000 were $17,134,259, which primarily consisted of $9,573,630 from the exercise of warrants and options, $5,955,867 from the issuance of the Company's common stock, both net of related fees, and net borrowings on notes and loans of $1,604,762. As a result of the above, cash and cash equivalents on hand as of June 30, 2000 was $6,723,260, an increase of $4,597,260 from the $2,126,000 of cash on hand as of December 31, 1999.

     For the six months ended June 30, 1999, the Company's operating activities used $10,158,666 of cash. This was primarily the result of a $9,175,752 net loss and a net increase in inventories of $4,289,124. These were offset by a net increase in accounts payable of $3,698,195 and depreciation and amortization of $604,794. Cash used for investing activities for the six months ended June 30, 1999 was $1,391,249 and was primarily related to acquisition of property and equipment, patents, and tooling costs. Cash provided by financing activities for the six months ended June 30, 1999 was $12,902,162, which consisted of net proceeds of $10,875,701 and $3,356,802 from the issuance of the Company's preferred and common stock, respectively, $285,704 from new loans and repayment of notes and loans of $1,616,045.

     At June 30, 2000, the Company had commitments to purchase additional inventory and engineering services from its suppliers and partners. These commitments result from formal and informal agreements to purchase additional inventory and to enhance the MA IV product line, to design and manufacture daylight readable flat panel displays and to design and manufacture the Company's next generation products. While the timing and amount of these shipments and services may be adjusted, the total amount scheduled to be paid by December 31, 2000 is approximately $5,000,000.

     The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of its Mobile Assistant series and software products, develops and sells new models in the Mobile Assistant series, further expands its sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the Mobile Assistant series and other products, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Management is currently exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity offerings, mergers, strategic investments, strategic partnerships and various forms of debt financings. If additional funds are raised by the Company through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company will be reduced. The Company's management believes that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet the Company's ongoing cash requirements. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required but that such reduction would negatively impact progress on implementing the Company's business plan.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     27.1   Financial Data Schedule

B)   REPORTS ON FORM 8-K

     On April 7, 2000, the Company acquired Selfware, Inc for 429,327 shares of Xybernaut Corporation common stock valued at approximately $8,100,000. On April 18, 2000, the Company filed a Form 8-K (file No. 000-21013) with the Securities and Exchange Commission related to this acquisition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       XYBERNAUT CORPORATION


                                       /s/ Edward G. Newman
                                       --------------------

                                       By:  Edward G. Newman
                                            President