Form 10-Q
period 2000-09-30
XYBERNAUT CORP
filed 2000-11-14
CIK 1013148

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  (MARK ONE)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                            SEPTEMBER 30, 2000 OR

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
(STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION)

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

             Class                         Outstanding at November 9, 2000
Common stock - $0.01 par  value                       39,379,092

                                    INDEX

                                                                                             PAGE
                                                                                             ----
COVER PAGE...............................................................................      1

INDEX....................................................................................      2

PART I - FINANCIAL INFORMATION

         Item 1 -  Financial Statements
                   Condensed Consolidated Balance Sheets (unaudited).....................      3
                   Condensed Consolidated Statements of Operations (unaudited)...........      4
                   Condensed Consolidated Statements of Cash Flows (unaudited)...........      5
                   Notes to Condensed Consolidated Financial Statements..................      6

         Item 2 -  Management's Discussion and Analysis of
                   Results of Operations and Financial Condition.........................     11

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk............     20


PART II - OTHER INFORMATION

         Item 6 -  Exhibits and Reports on Form 8-K......................................     20

                            XYBERNAUT CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                       ASSETS                                     September 30, 2000  December 31, 1999
                                                                                  ------------------   ----------------
Current assets:
    Cash and cash equivalents                                                        $ 5,469,473       $  2,126,000
    Accounts receivable, net                                                           3,766,147          1,704,310
    Inventory, net                                                                     4,280,408          6,081,450
    Prepaid and other current assets                                                     873,383            635,288
                                                                                     ------------      -------------
              Total current assets                                                    14,389,411         10,547,048
                                                                                     ------------      -------------

Property and equipment, net                                                              769,173            801,310
                                                                                     ------------      -------------
Other assets:
    Patent costs, net                                                                    775,582            703,174
    Tooling costs, net                                                                   358,978            286,456
    Other                                                                                424,306            542,691
                                                                                     ------------      -------------
              Total other assets                                                       1,558,866          1,532,321
                                                                                     ------------      -------------
              Total assets                                                           $16,717,450       $ 12,880,679
                                                                                     ============      ============

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $ 2,531,277       $  4,929,010
     Accrued expenses and other                                                        1,996,238          2,483,946
     Notes and loans payable, net                                                      3,689,577          1,419,958
                                                                                     ------------      -------------
              Total liabilities                                                        8,217,092          8,832,914
                                                                                     ------------      -------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value, 6,000,000 shares authorized; 0 and 4,600 shares issued and outstanding as of September 30, 2000 and December 31,
       1999, respectively; (liquidation preference $0 and $4,600,000 at
       September 30, 2000 and December 31, 1999, respectively)                                -           3,996,588
    Common stock, $0.01 par value, 80,000,000 shares authorized;
       39,332,402 and 30,373,734 shares issued and outstanding as of
       September 30, 2000 and December 31, 1999, respectively                            393,324            303,737
    Additional paid-in capital                                                        72,857,280         47,746,424
    Foreign currency translation                                                        (113,340)            58,541
    Accumulated deficit                                                              (64,636,906)       (48,057,525)
                                                                                     ------------      -------------
              Total stockholders' equity                                               8,500,358          4,047,765
                                                                                     ------------      -------------
              Total liabilities and stockholders' equity                             $16,717,450       $ 12,880,679
                                                                                     ============      ============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                            XYBERNAUT CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                  --------------------------------   -------------------------------
                                                       2000              1999           2000               1999
                                                   ------------      ------------   -----------        -------------
Revenue:

   Product sales                                   $ 1,049,509       $ 1,004,030   $ 4,665,807         $  3,081,564
   Consulting and other                                967,297           897,815     2,387,906            3,129,777
                                                   ------------      ------------  -----------         -------------
       Total revenue                                 2,016,806         1,901,845     7,053,713            6,211,341


Cost of sales                                        1,446,384         1,414,578     5,028,837            4,522,564
Inventory reserve                                    1,000,000                 -     1,000,000                    -
                                                   ------------      ------------  -----------         -------------
       Gross profit(loss)                             (429,578)          487,267     1,024,876            1,688,777

Operating expenses:

   Sales and marketing                               2,416,910         2,125,206     8,376,105            7,447,231
   General and administrative                        1,600,535         1,904,894     4,436,030            5,179,329
   Research and development                          1,246,278           343,012     3,455,861            2,184,213
   Merger costs                                              -                 -       621,048                    -
                                                   ------------      ------------  -----------         -------------
       Total operating expenses                      5,263,723         4,373,112    16,889,044           14,810,773
                                                   ------------      ------------  -----------         -------------

       Operating loss                               (5,693,301)       (3,885,845)  (15,864,168)         (13,121,996)


Interest and other, net                               (247,519)            4,749      (676,868)              70,450
                                                   ------------      ------------  -----------         -------------
Loss before provision for income taxes              (5,940,820)       (3,881,096)  (16,541,036)         (13,051,546)
Provision for income taxes                               1,143            49,832        38,344               55,136
                                                   ------------      ------------  -----------         -------------
Net loss                                            (5,941,963)       (3,930,928)  (16,579,380)         (13,106,682)

Provision for preferred stock dividends                      -           125,949        10,438              229,456

Provision for accretion on preferred stock
   beneficial conversion feature                             -           574,861             -            1,379,804
                                                   ------------      ------------  -----------         -------------

Net loss applicable to holders of common stock     $(5,941,963)      $(4,631,738) $(16,589,818)        $(14,715,942)
                                                   ============      ============ =============        =============

Net loss per common share applicable to
   holders of common stock (basic and diluted)     $      (0.15)     $      (0.20) $     (0.44)        $      (0.64)
                                                   ============      ============  ===========         =============

Weighted average number of common shares
   outstanding (basic and diluted)                   38,579,676        23,712,735   37,304,405            22,974,580
                                                   ============      ============   ===========        =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                            XYBERNAUT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                                        Nine Months Ended September 30,
                                                                        ------------------------------
                                                                            2000              1999
                                                                        ------------      ------------
Cash flows from operating activities:
   Net loss                                                             $(16,579,380)     $(13,106,682)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                     1,240,710         1,070,692
         Inventory reserve                                                 1,000,000                 -
         Amortization of note discount                                       652,633                 -
         Provision for bad debts                                              72,794            50,000
         Non-cash charges for equity securities issued for services        1,070,502            11,772
      Changes in assets and liabilities:
         Accounts receivable                                              (2,203,078)           22,713
         Inventory                                                           451,111        (4,310,575)
         Prepaid and other current assets                                     64,991          (552,581)
         Other assets                                                        (87,661)          (68,834)
         Accounts payable                                                 (2,354,896)        2,850,080
         Accrued expenses and other                                         (367,406)        1,531,786
                                                                        ------------      ------------
            Net cash used in operating activities                        (17,039,680)      (12,501,629)
                                                                        ------------      ------------
Cash flows from investing activities:
   Acquisition of property and equipment, net                               (170,808)         (919,540)
   Acquisition of patents                                                   (262,319)         (350,239)
   Capitalization of tooling costs and other                                (177,674)         (924,761)
                                                                        ------------      ------------
            Net cash used in investing activities                           (610,801)       (2,194,540)
                                                                        ------------      ------------
Cash flows from financing activities:
   Preferred stock offerings, net                                                  -        11,845,509
   Common stock offerings, net                                             8,945,837         3,456,802
   Notes and loans payable, net                                            2,334,178        (1,226,225)
   Exercise of warrants and options                                        9,775,866                 -
                                                                        ------------      ------------
            Net cash provided by financing activities                     21,055,881        14,076,086

Effect of exchange rate changes on cash and cash equivalents                 (61,927)           17,453
                                                                        ------------      ------------
Net increase in cash and cash equivalents                                  3,343,473          (602,630)
Cash and cash equivalents, beginning of period                             2,126,000         1,052,649
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $  5,469,473      $    450,019
                                                                        ============      ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                               $    218,202      $     46,283
                                                                        ============      ============
   Cash paid for taxes                                                  $     44,946      $     23,264
                                                                        ============      ============
Supplemental disclosure of non-cash financing activities:
   Common stock issued for preferred stock dividend requirements        $    153,904      $     65,934
                                                                        ============      ============
   Provision for preferred stock dividend requirements                  $     10,438      $    229,456
                                                                        ============      ============
   Equity securities issued as payment of accounts payable              $    109,740      $          -
                                                                        ============      ============
   Charges to conform accounting policies during merger                 $    168,365      $          -
                                                                        ============      ============
   Equity securities issued for future services                         $    272,343      $     11,772
                                                                        ============      ============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                            XYBERNAUT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation ("Xybernaut" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2000 and December 31, 1999, the results of their operations for the three and nine months ended September 30, 2000 and 1999 and of their cash flows for the nine months ended September 30, 2000 and 1999. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2000. Please refer to the Company's Annual Report on Form 10-KSB/A for the complete financial statements.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xybernaut GmbH (Boeblingen, Germany), Xybernaut K.K. (Yokohama, Japan), Tech Virginia (Fairfax, Virginia, U.S.A.) and Xybernaut Solutions (Vienna, Virginia, U.S.A). All significant intercompany accounts and transactions have been eliminated in consolidation. Net gains and losses resulting from foreign currency transactions have not been material.

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

3.   NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which separates comprehensive income into two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The
Company's other
comprehensive income is comprised solely of foreign currency translation gains and losses. For the three months ended September 30, 2000 and 1999, comprehensive loss was $6,057,362, consisting of a net loss of $5,941,963 and foreign currency translation loss of $115,399, and $3,761,432, consisting of a net loss of $3,930,928 and foreign currency translation gain of $169,496, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive loss was $16,692,720, consisting of a net loss of $16,579,380 and foreign currency translation loss of $113,340, and $13,002,789, consisting of a net loss of $13,106,682 and foreign currency translation gain of $103,893, respectively.

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes standards for the way that public business enterprises identify and report operating segments in annual and interim financial statements. This statement requires selected information about an enterprise's operating segments and related disclosure about products and services, geographic areas and major customers. The Company adopted this standard for the fiscal year ended 1999.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 provides guidance on how to account for stock-based compensation, including stock option grants. FIN 44 is effective July 1, 2000. The Company adopted FIN 44 during the quarter ended September 30, 2000. The adoption of the Interpretation did not have a significant effect on the Company's results of operations or its financial position.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 1999, the required implementation date of SFAS 133 was delayed to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments are to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, the Company does not utilize derivative instruments, but may elect to do so to hedge foreign currency or other exposures if such exposures become significant. The adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company plans to adopt SFAS 133 for the fiscal year ending December 31, 2001.

4.   BUSINESS COMBINATION

     On April 7, 2000, the Company acquired Xybernaut Solutions, a provider of services and software for project and asset management (the "Merger"). Pursuant to the terms of the related Agreement and Plan of Merger, the value of Xybernaut Solutions was determined at approximately $8,100,000. Based on a ratio established by the 30-day average closing price for Xybernaut's common stock prior to closing, the Company exchanged 429,327 shares of its common stock for all of the stock of Xybernaut Solutions, for an effective price of $18.97 per share of Xybernaut's common stock. The Merger was accounted for as a pooling of interests.

     The terms of the Merger were determined in arms-length negotiations between the Company and Xybernaut Solutions and a fairness opinion for the acquisition was provided to the Company's board of directors by Merrill Lynch. This opinion covered only the fairness of the exchange ratio for the Merger from a financial point of view and did not address the merits of the decision to merge with Xybernaut Solutions or the financial impact of such Merger. Mr. Jacques Rebibo, former chairman and CEO of Xybernaut Solutions, served on the Company's board of directors from January 1996 to August 1997 and served as a vice president of the Company between April and September 2000.

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

     The following information presents certain income statement data of Xybernaut and Xybernaut Solutions for the periods preceding the Merger:

                                      For the Three Months      For the Three Months        For the Nine Months
                                      Ended March 31, 2000    Ended September 30, 1999    Ended September 30, 1999
                                      --------------------    ------------------------    ------------------------
         Revenue:
               Xybernaut                  $     1,498,192           $       807,735            $     2,097,666
               Xybernaut Solutions                606,280                 1,094,110                  4,113,675
                                          ---------------           ---------------            ---------------
                                          $     2,104,472           $     1,901,845            $     6,211,341
                                          ===============           ===============            ===============

         Net Income(Loss):
               Xybernaut                  $    (4,534,762)          $    (3,884,252)           $   (13,244,170)
               Xybernaut Solutions               (240,643)                  (46,676)                   137,488
                                          ---------------           ---------------            ---------------
                                          $    (4,775,405)          $    (3,930,928)           $   (13,106,682)
                                          ===============           ===============            ===============

5.   INVENTORY

     Inventory consists primarily of component hardware parts held for resale and allocated tooling costs and is comprised of work in process and finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying values of inventory to their net realizable value when required. The Company has announced a new model of its current product line scheduled for introduction in the fourth quarter of 2000 in addition to a new product line that is scheduled for introduction in the second quarter of 2001. While the Company's management believes that it is likely to sell the existing product line above historical cost, the Company recorded a $1,000,000 charge to establish a reserve to cover potential losses in selling the current product line held in inventory, given the uncertainties created by the introduction of these new products. At September 30, 2000 and December 31, 1999, the allowance to reduce inventory balances to net realizable value was $1,120,000 and $120,000, respectively.

6.   FINANCINGS

     From 1997 through 1999, the Company issued 3,000, 4,180, 375, 10,500, and
2,100 shares of its series A, B, C, D, and E convertible preferred stock, respectively ("Series A, B, C, D and E Preferred Stock," respectively).

     All shares of the Company's convertible preferred stock had been converted into shares of its common stock as of June 30, 2000. All shares of the Series A and Series B Preferred Stock had been converted into shares of common stock as of December 31, 1998. All shares of the Series C Preferred Stock had been converted into shares of common stock as of September 30, 1999. All shares of the Series D and Series E Preferred Stock had been converted into shares of common stock as of June 30, 2000.

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

      On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "1999 IBM Facility"). Under the terms of the 1999 IBM Facility, the Company borrowed $1,000,000 under a term loan secured by inventory and was extended a $3,000,000 credit line to finance customer purchases. The borrowing under the term loan accrues interest at up to the prime rate plus 2.5% per annum. During the six months ended June 30, 2000, the Company repaid all amounts owed under the term loan.

     In January 2000, the Company received $2,460,500 in proceeds through the issuance of 647,500 shares of common stock in a private placement.

     In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes that require the Company to repay the borrowings by January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest on the notes accrues at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which amount has been recorded as a note discount to be amortized into interest expense over the one-year lives of the notes. During the three and nine months ended September 30, 2000, the Company recorded amortization of note discount of $230,301 and $652,633, respectively, related to this debt.

     In June 2000, the Company received gross proceeds of $3,500,000 through the private placement of 437,500 shares of its common stock.

     In July 2000, the Company entered into a new six-month $1,400,000 term loan with IBM Global Finance (the "2000 IBM Facility"), the terms of which were similar to those in the 1999 IBM Facility. The borrowing is secured by certain of the Company's equipment, inventory and accounts receivable balances. The borrowing accrues interest at the prime rate plus 1.5% and is to be repaid in three equal installments in September and November 2000 and January 2001.

      On September 29, 2000, the Company received gross proceeds of $3,000,000 through the private placement of 717,703 shares of its common stock. The shares of common stock were sold at approximately $4.18 per share, representing a 24% discount to the lowest bid price of the common stock on the day preceding the transaction. In connection with this private placement, the Company also issued warrants to purchase 119,880 shares of its common stock at an exercise price of $6.25 per shares.

         As of September 30, 2000, the Company had entered into an agreement under which it agreed to purchase a facility near its Yokohama, Japan office for approximately $540,000 by November 2001. In November 2000, an officer and director of the Company executed an agreement to personally assume the Company's agreement to purchase this facility. As a result, the Company's management believes that the Company has no liabilities related to this facility.

     During the nine months ended September 30, 2000, the Company issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities included the issuance of shares of common stock, warrants and options. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. During the three and nine months ended September 30, 2000, the Company recorded expenses associated with these services of $194,202 and $1,070,502, respectively. At September 30, 2000, an additional $272,343 was recorded as prepaid expenses to be amortized over the remaining lives of the underlying service agreements.

     During the nine months ended September 30, 2000, certain of the Company's employees and consultants exercised stock options that had been issued pursuant to the Company's various stock incentive plans. The Company issued 638,834 shares of its common stock and received gross proceeds of $1,500,891 related to these exercises during this period.

     During the nine months ended September 30, 2000, the Company issued 2,077,700 shares of its common stock to investors who exercised warrants granted in connection with previous financings for proceeds of $8,274,975. Subsequent to these exercises, the Company had warrants outstanding at September 30, 2000 to purchase 409,880 shares of its common stock at prices that range from $2.00 to $18.00.

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

     Operations in various geographical areas are summarized as follows:

                                             As of and For the                                 As of and For the
                                      Three Months Ended September 30,                 Nine Months Ended September 30,
                               ---------------------------------------------   -------------------------------------------
                                   2000                            1999          2000                             1999
                                 --------                        --------      --------                         --------
         North America:
         Total revenue         $ 1,486,509                     $ 1,623,530    $ 4,986,633                    $  5,379,806
         Net loss               (5,456,383)                     (3,601,884)   (14,921,630)                    (11,091,428)
         Identifiable assets    12,027,259                       9,077,152     12,027,259                       9,077,152

         Europe:
         Total Revenue         $   441,292                     $   153,253    $ 1,300,796                    $    380,796
         Net loss                 (206,625)                       (362,586)      (928,451)                       (900,161)
         Identifiable assets     1,284,341                         417,873      1,284,341                         417,873


         Asia:
         Total revenue         $    89,005                     $  125,062     $   766,284                    $    450,739
         Net loss                 (278,955)                        33,542        (729,299)                     (1,115,093)
         Identifiable assets     3,405,850                      3,369,717       3,405,850                       3,369,717

     For the three months ended September 30, 2000, two customers individually comprised 10.5% and 10.1%, respectively, of total revenue. For the nine months ended September 30, 2000, one customer comprised 15.1% of total revenue and 28.2% of accounts receivable as of September 30, 2000. For the three and nine months ended September 30, 1999, one customer comprised 15.7% and 13.5%, respectively, of total revenue.

     One of the Company's officers is a member of the board of directors of a company that purchases software products and consulting services from the Company. In addition, one of the Company's former officers is the president and a director of this customer. The Company recorded revenues on sales to this customer of $51,931 and $211,092 during the three and nine months ended September 30, 2000, respectively. A different customer of the Company provides marketing services to the Company. The Company recorded revenues on sales of its hardware products to this customer of $42,378 and $252,139 during the three months ended December 31, 1999 and March 31, 2000, respectively. The Company recorded $124,455 and $373,365 of expenses related to the marketing services performed by this customer during the three and nine months ended September 30, 2000, respectively. These services were paid through the issuance of the Company's equity securities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                   OVERVIEW

     Xybernaut Corporation (the "Company") was founded in October 1990 and commenced operations in November 1992 to develop, manufacture and sell wearable mobile computing and communications solutions and software. In July 1996, the Company successfully completed the initial public offering ("IPO") of its common stock and warrants. The common stock is traded on the NASDAQ National Market under the ticker symbol "XYBR."

     The Company's first commercial product in the Mobile Assistant(R) series of wearable PCs, the Mobile Assistant I, was introduced in 1994 and used "486" based technology. The Mobile Assistant II was introduced in January 1997 and used "586" based technology. The Mobile Assistant III used an Intel Pentium processor and was introduced during the third quarter of 1997. In the fourth quarter of 1998, the Company introduced the fourth system in this product line, the Mobile Assistant IV ("MA IV(R)"), which uses an Intel Pentium processor.

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

     Additional software products are being developed and are planned for development for use on the Mobile Assistant series and other personal computers. The Company currently offers linkAssist(TM), a software product which provides a "windows" style graphical user interface with speech navigation that allows data stored in almost any format, such as commonly-used word processing, spreadsheet, data base, graphics or media files, to be linked to virtually any application without altering the original data.

     Since inception, the Company has financed its operations primarily through private and public sales of equity securities, borrowings, and to a lesser extent, cash generated from operations. In 1999 and 1998, the Company received net proceeds of $19,274,177 and $10,677,212, respectively, from private placements of its equity securities, and $3,736,785 and $1,796,810, respectively, from borrowings. During the nine months ended September 30, 2000 and 1999, the Company received net proceeds of $18,721,703 and $15,302,311, respectively, from private placements of its equity securities and exercise of warrants and options, along with proceeds of $4,425,000 and $140,000, respectively, from borrowings.

     Historically, the Company has derived its revenues from sales of its Mobile Assistant series, software products and consulting services. In the future, the Company expects to derive additional revenues from the licensing of its intellectual property. The Company's cost of sales includes the costs of components for the Mobile Assistant series, costs of purchased software, direct labor and materials, inventory reserves, amortization of tooling costs and fulfillment and shipping costs.

     The Company has incurred operating losses throughout 1999 and 2000 and expects such losses to continue in the near term as it expands its product development and marketing efforts. At September 30, 2000, the Company had an accumulated deficit of $64,636,906. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative operating cash flows through 2000 and potentially thereafter. The Company will require additional capital to execute its business plan. Management believes they will be successful in their efforts to obtain such financing. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending and maintain its operations at a reduced level, which would negatively impact progress on implementing the Company's business plan.

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

     The Company's condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Xybernaut GmbH (Boeblingen, Germany), Xybernaut K.K. (Yokohama, Japan), Tech Virginia (Fairfax, Virginia, U.S.A.) and Xybernaut Solutions (Vienna, Virginia, U.S.A.). The condensed consolidated financial statements contain eliminations for all material transactions among the Company and these wholly-owned subsidiaries for all periods presented.

     The Company's condensed consolidated financial statements contain a provision for tax expense on its operations outside the United States. Subject to realization, the Company has generated net operating losses in the U.S. that can be used to offset domestic taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company. At September 30, 2000, the Company had approximately $57,000,000 and $1,100,000 of net operating loss carry forwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant changes in ownership occur.

                            RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues:

                                         Three Months Ended September 30,  Nine Months Ended September 30,
                                          ------------------------------   -------------------------------
                                           2000                    1999          2000               1999
                                          ------                  ------        ------             ------
Revenue                                    100.0%                  100.0%        100.0%            100.0%
Cost of sales                               71.7%                   74.4%         71.3%             72.8%
Inventory reserve                           49.6%                     --%         14.2%               --%
                                          ------                  ------        ------            ------
Gross margin                               (21.3)%                  25.6%         14.5%             27.2%

Operating expenses:
   Sales & marketing                       119.8%                  111.7%        118.7%            119.9%
   General & administrative                 79.4%                  100.2%         62.9%             83.4%
   Research & development                   61.8%                   18.0%         49.0%             35.2%
   Merger costs                               --%                     --           8.8%               --
                                          ------                  ------        -------           ------
   Total operating expenses                261.0%                  229.9%        239.4%            238.5%

Interest and other, net                    (12.3%)                   0.2%         (9.6%)             1.1%
                                          ------                  ------        -------           ------
Loss before provision for income taxes    (294.6%)                (204.1%)      (234.5%)          (210.2%)

Provision for income taxes                   0.1%                    2.6%          0.5%              0.9%
                                          ------                  ------        -------           ------
Net loss                                  (294.7%)                (206.7%)      (235.0%)          (211.1%)
                                          ======                  ======        =======           ======
Provisions for preferred stock                --%                   36.8%          0.1%             25.9%
                                          ======                  ======        =======           ======
Net loss applicable to holders
of common stock                           (294.7%)                (243.5%)      (235.1%)          (237.0%)
                                          ======                  ======        =======           ======

                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


     REVENUE. Revenue for the quarter ended September 30, 2000 was $2,016,806, an increase of $114,961, or 6.0%, compared to $1,901,845 for the corresponding period in 1999. The increase in revenue was due to higher product sales of its MA IV wearable computer product line, offset partially by lower sales of its software products in the third quarter of 2000 compared to the 1999 period, during which the Company had significant sales of a Year 2000 compliance software package.

     COST OF SALES. The Company's cost of sales, excluding inventory reserve charges, for the quarter ended September 30, 2000 was $1,446,384, an increase of $31,806, or 2.2%, compared to $1,414,578 in the corresponding period in 1999. The increase in cost of goods sold corresponded with the increase in revenues for the same period, resulting in gross margins of 28.3% and 25.6% for the 2000 and 1999 periods, respectively. The Company has announced a new model of its current product line scheduled for introduction in the fourth quarter of 2000 in addition to a new product line that is scheduled for introduction in the second quarter of 2001. While the Company's management believes that it is likely to sell the existing product line above historical cost, the Company recorded a $1,000,000 charge to establish a reserve to cover potential losses in selling the current product line held in inventory, given the uncertainties created by the introduction of these new products. This reserve resulted in an overall gross loss of 21.3%. No inventory reserve was recorded in the corresponding period in 1999.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended September 30, 2000 were $2,416,910, an increase of $291,704, or 13.7%, compared to $2,125,206 for the corresponding period in 1999, which was commensurate with the increase in revenue. This increase was primarily the result of continued sales and marketing efforts for the Company's hardware products and included approximately $160,914 and $0 of non-cash expenses that were recorded for outside marketing services funded through the issuance of the Company's equity securities during the comparable 2000 and 1999 periods.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended September 30, 2000 were $1,600,535, a decrease of $304,359, or 16.0%, compared to $1,904,894, for the corresponding period in 1999. This decrease was primarily the result of approximately $900,000 of legal expenses and judgments accrued during the 1999 period for which no significant comparable expenses were recorded during the 2000 period. Additionally, management significantly reduced discretionary expenses during the 1999 period because of the liquidity constraints experienced by the Company in the last half of fiscal 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the quarter ended September 30, 2000 were $1,246,278, an increase of $903,266, or 263.3%, compared to $343,012 for the corresponding period in 1999. This is primarily the result of increased expenditures in the third quarter of 2000 related to the introduction of an enhanced version of the MA IV computer, a line of daylight readable flat panel displays and the Company's next generation product line. During the comparable period of 1999, significant product development costs were not incurred because the MA IV product line had recently been introduced.

     INTEREST AND OTHER, NET. Other expense for the quarter ended September 30, 2000 was $247,519 a decrease of $252,268, or 5,312.0%, compared to other income of $4,749 for the corresponding period in 1999. This decrease was primarily the result of interest expense on new loans and the amortization of note discount, offset by approximately $55,800 of interest and other income.

     PROVISION FOR TAXES. The Company accrued $1,143 for a tax provision at September 30, 2000 related to the operations of its foreign subsidiaries. The Company's U.S. operations had a net loss for the three months ended September 30, 2000 and, therefore, no provision for U.S. income taxes is required.

     DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company accrued dividends at 5% per annum on the outstanding principal amount of its preferred stock. For the quarter ended September 30, 2000, the amount of dividends accrued was $0, a decrease of $125,949, or 100%, compared for the same period of the prior year. The accretion of the beneficial conversion feature of the Company's preferred stock recognized in the quarter ended September 30, 2000 was $0, a decrease of $574,861, or 100%, compared to the same period a year earlier. These decreases were the result of the elimination of outstanding preferred stock during the 2000 period as compared to the 1999 period.

     NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the quarter ended September 30, 2000 was $5,941,963, an increase of $1,310,225, or 28.3%, compared to $4,631,738 for the corresponding period in 1999.

                NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     REVENUE. Revenue for the nine months ended September 30, 2000 was $7,053,713, an increase of $842,372, or 13.6%, compared to $6,211,341 for the corresponding period in 1999. The increase in revenue was due primarily to higher product sales of its MA IV wearable computer product line during 2000 compared to 1999. Partially offsetting the increased hardware sales was a decrease in consulting and other revenue, resulting primarily from a few large software contracts for which the Company billed comparably large consulting revenue during 1999 when compared to 2000.

     COST OF SALES. Cost of sales, excluding inventory reserve charges, for the nine months ended September 30, 2000 was $5,028,837, an increase of $506,273, or 11.2%, compared to $4,522,564 in the corresponding period in 1999. The increase in cost of goods sold corresponded to the increase in revenues for the same period, resulting in gross margins of 28.7% and 27.2% for the 2000 and 1999 periods, respectively. The Company has announced a new model of its current product line scheduled for introduction in the fourth quarter of 2000 in addition to a new product line that is scheduled for introduction in the second quarter of 2001. While the Company's management believes that it is likely to sell the existing product line above historical cost, the Company recorded a $1,000,000 charge to establish a reserve to cover potential losses in selling the current product line held in inventory, given the uncertainties created by the introduction of these new products. This reserve resulted in an overall gross margin of 14.5% during the nine months ended September 30, 2000. No inventory reserve charge was recorded in the corresponding period in 1999.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended September 30, 2000 were $8,376,105, an increase of $928,874, or 12.5%, compared to $7,447,231 for the corresponding period in 1999, which was commensurate with the increase in revenue. This increase was primarily the result of continued efforts to support sales of the Company's hardware product and included approximately $921,140 and $0 of non-cash expenses that were recorded for outside marketing services funded through the issuance of the Company's equity securities during the comparable 2000 and 1999 periods.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2000 were $4,436,030, a decrease of $743,299, or 14.4%, compared to $5,179,329, for the corresponding period in 1999. This decrease was primarily the result of approximately $1,100,000 of separation and legal expenses accrued during the 1999 period for which no significant comparable expenses were recorded during the 2000 period.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended September 30, 2000 were $3,455,861, an increase of $1,271,648, or 58.2%, compared to $2,184,213 for the corresponding period in 1999. This is primarily the result of increased expenditures in the nine months ended September of 2000 related to the introduction of an enhanced version of the MA IV computer, a line of daylight readable flat panel displays and the Company's next generation product line. During the first nine months of 1999, research and development expenditures related primarily to hardware and software for the MA IV product line.

     MERGER EXPENSES. Merger expenses were $621,048 for the nine months ended September 30, 2000. These non-recurring expenses related to the Company's April 2000 merger with Xybernaut Solutions, for which no comparable expenses were recorded in other periods. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal, and accounting services, and $168,365 in charges to conform Xybernaut Solutions's accounting policies to those of the Company.

     INTEREST AND OTHER, NET. Other expenses for the nine months ended
September 30, 2000 was $676,868, an increase of $747,318, or 1,060.8%, compared to other income of $70,450 for the corresponding period in 1999. This decrease was primarily the result of interest expense on new loans and the amortization of note discount, offset by approximately $228,379 of interest and other income.

     PROVISION FOR TAXES. The Company accrued $38,344 for a tax provision at September 30, 2000 related to operations of its foreign subsidiaries. The Company's U.S. operations had a net loss for the nine months ended September 30, 2000 and, therefore, no provision for U.S. income taxes was made.

     DIVIDEND ON PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON PREFERRED STOCK. The Company accrued dividends at 5% per annum on the outstanding principal amount of its preferred stock. For the nine months ended September 30, 2000, the amount of dividends accrued was $10,438, a decrease of $219,018, or 95.5%, compared to $229,456 for the same period of the prior year. The accretion of the beneficial conversion feature of the Company's preferred stock recognized in the nine months ended September 30, 2000 was $0, a decrease of $1,379,804, or 100%, compared to the same period a year earlier. These decreases were the result of the reduction of outstanding preferred stock during the 2000 period as compared to the 1999 period.

         NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the nine months ended September 30, 2000 was $16,589,818, an increase of $1,873,876, or 12.7%, compared to $14,715,942 for the corresponding period in 1999.

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

      On December 17, 1998, the Company borrowed $1,250,000 from two financial institutions. The maturity date of the debt was January 29, 1999 and interest was 12% per annum. In January 1999, the Company issued 841,356 shares of its common stock pursuant to an equity line of credit for cash proceeds of $2,110,000 and for use as consideration for the repayment of this debt.

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

      On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "1999 IBM Facility"). Under the terms of the 1999 IBM Facility, the Company borrowed $1,000,000 under a term loan secured by inventory and was extended a $3,000,000 credit line to finance customer purchases. The borrowing under the term loan accrues interest at up to the prime rate plus 2.5% per annum. During the six months ended June 30, 2000, the Company repaid all amounts owed under the term loan.

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

During the three and nine months ended September 30, 2000, the Company recorded amortization of note discount of $230,301 and $652,633, respectively, related to this debt.

     In June 2000, the Company received gross proceeds of $3,500,000 through the private placement of 437,500 shares of its common stock.

      In July 2000, the Company entered into a new six-month $1,400,000 term loan with IBM Global Finance (the "2000 IBM Facility"), the terms of which were similar to those in the 1999 IBM Facility. The borrowing is secured by certain of the Company's equipment, inventory and accounts receivable balances. The borrowing accrues interest at the prime rate plus 1.5% and is to be repaid in three equal installments in September and November 2000 and January 2001.

      On September 29, 2000, the Company received gross proceeds of $3,000,000 through the private placement of 717,703 shares of its common stock. The shares of common stock were sold at approximately $4.18 per share, representing a 24% discount to the lowest bid price of the common stock on the day preceding the transaction. In connection with this private placement, the Company also issued warrants to purchase 119,880 shares of its common stock at an exercise price of $6.25 per shares.

     During the nine months ended September 30, 2000, the Company issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities included the issuance of shares of common stock, warrants and options. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. During the three and nine months ended September 30, 2000, the Company recorded expenses associated with these services of $179,488 and $1,070,502, respectively. At September 30, 2000, an additional $272,343 was recorded as prepaid expenses to be amortized over the remaining lives of the underlying service agreements.

     During the nine months ended September 30, 2000, certain of the Company's employees and consultants exercised stock options that had been issued pursuant to the Company's various stock incentive plans. The Company issued 638,834 shares of its common stock and received gross proceeds of $1,500,990 related to these exercises during this period.

     During the nine months ended September 30, 2000, the Company issued 1,947,700 shares of its common stock to investors who exercised warrants granted in connection with previous financings for proceeds of $7,582,475. Subsequent to these exercises, the Company had warrants outstanding at September 30, 2000 to purchase 409,880 shares of its common stock at prices that range from $2.00 to $18.00.

     For the nine months ended September 30, 2000, the Company's operating activities used $17,039,680 of cash. This use was primarily the result of a $16,579,380 net loss, a net decrease in accounts payable of $2,354,896 and an increase in accounts receivable of $2,203,078, offset by depreciation and amortization of $1,240,710, loan amortization of $652,633, an inventory reserve of $1,000,000 and non-cash charges related to equity securities issued for services of $1,070,502. Cash used in investing activities for the nine months ended September 30, 2000 was $610,801, which included $177,674 in capitalized tooling costs, $262,319 related to the acquisition of patents, and $170,808 for the acquisition of property and equipment. Proceeds from the Company's financing activities for the nine months ended September 30, 2000 were $21,055,881, which primarily consisted of $9,775,866 from the exercise of warrants and options, $8,945,837 from the issuance of the Company's common stock, both net of related fees, and net borrowings on notes and loans of $2,334,178. As a result of the above, cash and cash equivalents on hand as of September 30, 2000 was $5,469,473, an increase of $3,343,473 from the $2,126,000 of cash on hand as of December 31, 1999.

     For the nine months ended September 30, 1999, the Company's operating activities used $12,501,629 of cash. This was primarily the result of a $13,106,682 net loss and a net increase in inventories of $4,310,575. These were offset by a net increase in accounts payable and accrued expenses of $4,381,866 and depreciation and amortization of $1,070,692. Cash used for investing activities for the nine months ended September 30, 1999 was $2,194,540 and was primarily related to the acquisition of property and equipment, patents, and tooling costs. Cash provided by financing activities for the nine months ended September 30, 1999 was $14,076,086, which consisted of net proceeds of $11,845,509 and $3,456,802 from the issuance of the Company's preferred and common stock, respectively, $422,604 from new loans and repayment of notes and loans of $1,648,829.

     At September 30, 2000, the Company had commitments to purchase additional inventory and engineering services from its suppliers and partners. These commitments result from agreements to purchase additional inventory, enhance the MA IV product line, design and manufacture daylight readable flat panel displays and design and manufacture the Company's next generation products. While the timing and amount of certain of these shipments and services may be adjusted, the total amount scheduled to be paid by June 30, 2001 is approximately $6,500,000.

     The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production and sales of its Mobile Assistant series and software products, develops and sells new models in the Mobile Assistant series, further expands its sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the Mobile Assistant series and other products, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Management is currently exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity offerings, strategic investments, strategic partnerships and various forms of debt financings. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and principal repayments and may be required to comply with financial covenants or other restrictions. The Company's management believes that the combination of cash on hand, operating cash flow, and outside funding will provide sufficient liquidity to meet the Company's ongoing cash requirements. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required but that such reduction would negatively impact progress on implementing the Company's business plan.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     27.1   Financial Data Schedule

B)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarterly period ended September 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       XYBERNAUT CORPORATION


                       /s/ Edward G. Newman
                       --------------------

                       By:   Edward G. Newman
                             Chief Executive
                             Officer