Form 10-K
period 2000-12-31
XYBERNAUT CORP
filed 2001-03-09
CIK 1013148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

     State issuer's revenues for its most recent fiscal year: $9,504,891

     The aggregate market value at March 7, 2001 of the Common Stock of the issuer, its only class of voting stock, was $127,675,738 of which $115,596,740 was held by non-affiliates, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System National Market on that date. Such market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the issuer's Common Stock at March 7, 2001 was 45,395,818.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

     Transitional Small Business Disclosure Format  Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                                  INTRODUCTION

     Xybernaut Corporation (the "Company"), a Delaware corporation originally incorporated in 1990, is engaged in the research, development, manufacture, marketing and sales of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. ("XSI"). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). The Mobile Assistant(R) ("MA") series is the Company's primary line of hardware products, with the Mobile Assistant IV (the "MA IV(R)") and Mobile Assistant IV TC currently available and the Mobile Assistant V scheduled for commercial release during 2001.

     The MA is a wearable personal computer ("PC") which combines the speed, memory, processing, multimedia and communications capabilities of a desktop PC in a lightweight, user-supported unit with hands-free operation and simultaneous user mobility. The MA is a combination of hardware and software designed to be worn on the body to perform complex and time consuming tasks such as remote video teleconferencing, installation, maintenance, repair and inspection of complex technological and mechanical systems, retrieval and analysis of information from remote locations, and coordination of remote commercial and industrial activities, or military field operations.

     The MA incorporates technologically advanced optional features such as real-time, two-way video and audio communications through radio frequency transmissions or cellular linkups, global positioning system tracking capabilities and access to information through intranets, the Internet and the World Wide Web. The head-mounted display ("HMD") includes a two-way audio system and optional built-in video camera, and presents a desk-top quality color image that is equivalent to that of a desktop PC monitor at a distance of 18 inches. An optional light-weight, daylight readable, full color flat panel display ("FPD"), with an integrated digitizer, is offered for those users who may not need to be fully hands-free, may need to capture signatures or other forms-related data, or may need to share the displayed data with others. The lightweight body-worn computing unit is designed to allow operation in conditions in which conventional portable computers can not operate and is designed to run software applications designed for Microsoft(R) Windows(R) 3.11, 95, 98, 2000 and NT(TM), as well as DOS, SCO UNIX(R) and LINUX.

     Through XSI, formerly known as Selfware, Inc., the Company provides a full line of software development and implementation services. XSI provides programming capabilities in a variety of advanced languages including Visual Basic and Visual C++, along with database experience in Microsoft SQL server, Oracle and Sybase. Telecommunication and information technology for asset management are also provided by XSI for computers, hubs, routers and data lines, along with asset management software for linear referenced assets including roads, railways, utility, and pipelines. XSI's solutions have been developed for use with Windows, UNIX and Novell Netware.

     XSI offers the proprietary OPMIST asset management system that has been installed in over 200 sites worldwide at shipyards, utilities, manufacturers, departments of transportation, military bases and railroads. Also offered by XSI is the Program and Project Management System ("PPMS") solution that has been provided to six state Departments of Transportation ("DOTs"). The PPMS is a fully integrated program, project and task management system designed by XSI in conjunction with state DOT organizations to help them manage their capital improvement programs. The PPMS is a total solution that includes commercial-off-the-shelf ("COTS") project scheduling systems, such as Artemis, Primavera, OPX2 and Microsoft Project. By using the PPMS, state DOT organizations have the ability to model every project included in capital improvement programs.

     The Company's executive and administrative offices are located at 12701 Fair Lakes Circle, Fairfax, Virginia 22033. Its telephone number is (703) 631-6925, and its e-mail address for investor inquiries is investorrel@xybernaut.com.

                           FORWARD-LOOKING STATEMENTS

     To keep investors informed of the Company's future plans and objectives, this Annual Report on Form 10-K (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are, or may be deemed to be, "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to profit from its products and services as expected (see "Products and Product Development"), the Company's ability to meet competition (see "Competition"), the Company's ability to maintain superior technological capability, foreseeing changes and continuing to identify, develop and commercialize innovative and competitive products and services, the Company's ability to penetrate different markets and successfully expand its revenue (see "Marketing and Sales"), the Company's ability to attract and retain technologically qualified personnel, particularly in the areas of research and development (see "Employees"), and the Company's ability to generate cash flow and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K).

                               INDUSTRY OVERVIEW

     During the past few years, there has been an increasing shift in the mobile market to provide computing and communications power in devices that can be worn or carried, with the most notable examples being internet-enabled cell phones, Personal Digital Assistants ("PDAs") and multi-function pagers. This shift in the hardware markets has been paralleled by an increasing move in commercial software and services to provide better information and control of a wide variety of processes, from manufacturing to maintenance to repair. On a consumer level, these devices offer access to specialized web sites that provide information useful to the consumer, such as stocks, weather and sports.

     The Company believes that users looking for mobile computing and communications capabilities through cellular phones, pagers, PDAs, portable email devices, MP3 players, gaming devices and portable computers will increasingly demand that one device provide several of these capabilities rather than the many devices that are currently required. The Company believes that its wearable PC products are uniquely suited to meet this demand, and that limited-capability or special-purpose devices will eventually be replaced by wearable PCs that provide consistent interfaces and full functionality no matter whether they are used in an office, travel, home or automobile environment. The Company believes that the potential to develop a substantial market for its mobile computing and communication hardware and software products is demonstrated by the substantial historic and projected growth in many other types of mobile computing and communication devices, such as cell phones and PDAs.

     There has been an ongoing evolution to personalize the computer by moving it physically closer to the user, from mainframes, to distributed systems, to desktops, to notebooks and now to wearable systems. Wireless local area networks ("LANs") currently operate at 11 Megabits per Second ("Mbps"), faster than the 10 Mbps wired Ethernet standard, which allows the Company's MA to function as "just another node on the network" by running existing desktop applications wirelessly on a network with little to no modification.

     In conjunction with this personalization of hardware has come a personalization of software to provide users with the information they need to perform the task at hand and the expansion of Enterprise Resource Planning ("ERP") systems that extend computing capabilities across an organization, not just within certain functions of the organization. A 1999 study on wearable computers by IDC, an independent market research firm, stated that over half of the workers at large U.S. companies do not work at a fixed location and do not have access to their company's information technology as they move around. A December 2000 report by IDC estimates that the number of mobile workers in the U.S. will increase from over 40 million in 2001 to 55 million in 2004. Based on these reports and other independent findings, the Company believes that there are currently over 100 million mobile workers worldwide. The Company believes that its products and services are ideally positioned to provide information access to this pool of workers, and allow such companies to leverage their existing investment in information technology to this "other half" of their workforce. Further, the Company believes that its products and services are also ideally suited to capture the growing consumer interest in mobile computing and communications devices.

     In recognition that our customers are increasingly looking for solutions rather than products, the Company completed the acquisition of XSI in April 2000 to enhance the Company's ability to perform studies, develop solutions and customize software, better equipping the Company to meet these increasing demands for solutions. XSI has developed solutions intended for the maintenance and project management needs of customers in a variety of industries.

                               BUSINESS STRATEGY

     The Company's objective is to be the leading provider of hands-free mobile computing and communication systems, along with related solutions and software to enhance productivity in a wide variety of applications. To achieve this objective, the Company intends to pursue the following strategies:

     GROW SALES BY FOCUSING ON DEFINED TARGET MARKETS. The Company has identified a number of horizontal and vertical market segments (see "Marketing") that it intends to continue penetrating through its direct sales force, partners, and the effective use of value-added resellers ("VARs"), independent software vendors ("ISVs") and distributor channels that demonstrate comprehensive market knowledge in their sectors. The Company believes that by combining the established customer base of partners, VARs, ISVs and distributors with the benefits provided by the Company's products and services, sales can accelerate much faster than by using a direct sales force alone. Through the use of strategic partners, the Company intends to leverage internal marketing and sales resources to achieve more rapid foreign and domestic market penetration. The Company also intends to continue marketing to key national accounts in these target segments to build multiple reference accounts to expand sales within those segments and to expand into other segments. These reference accounts will also provide the Company's research and development organization with valuable direct feedback from customers for future product development.

     LEVERAGE CORE COMPETENCIES. The Company believes its core competencies, which have been developed since its inception, are the integration and adaptation of innovative computer and communications hardware and software technologies into hands-free, mobile computing and communications solutions that enhance end-user productivity. The Company will seek to expand applications for its technologies and to capitalize on the breadth of its expertise by developing new hardware and software products. Consistent with this strategy, the Company will continue to focus on the integration of hands-free mobile computing and communications hardware with software applications and hardware products from its partners or internally developed, licensed or acquired applications and products. To leverage these core competencies, the Company has established a number of strategic alliances and intends to continue to have its strategic partners play a significant role in executing the Company's manufacturing, service, sales and marketing functions, under close coordination with Company management. The Company believes that this structure will allow the Company to expand its revenues without the need to add internal resources in direct proportion to increases in revenues.

     DEVELOP AND STRENGTHEN STRATEGIC ALLIANCES. The Company has established and intends to continue to establish strategic alliances with world-class partners such as IBM and Texas Instruments to provide the execution capabilities required by the Company in such areas as product development, manufacturing, sales, distribution and marketing. The benefits that the Company receives from these associations include access to a larger potential customer base, complementary technologies, reduced capital investment through utilization of outside resources, and access to manufacturing expertise and efficiencies of world-class manufacturers. The Company will continue to pursue additional strategic associations to enhance its product offerings and expand its marketing activities.

     STRENGTHEN PATENT AND INTELLECTUAL PROPERTY. The Company has developed a portfolio of over 580 patent applications granted or pending worldwide as the base of its intellectual property for wearable computing and communications and related software solutions (see "Intellectual Property"). The Company intends to continue building and strengthening this portfolio, which it considers to be one of its most significant assets and potential revenue sources.

     PROVIDE CUSTOM SOFTWARE AND SERVICE SOLUTIONS FOR DIVERSE CUSTOMER
NEEDS. Through its acquisition of XSI, the Company has increased its in-house software and service evaluation, design and execution capabilities to complement its hardware capabilities. With XSI and its partners, the Company has expanded resources to continue acquiring, developing or licensing software that enables its customers to more rapidly create customized software applications to improve productivity with both the MA and conventional PCs.

     MAINTAIN TECHNOLOGY LEADERSHIP. The Company is committed to achieving and maintaining technological superiority of its services, hardware and software through the continuous reassessment of product performance and the utilization and integration of state-of-the-art hardware and software technologies. The current MA IV product line, for example, was the result of the Company's successful relationships with companies such as Fujitsu, Sony Digital Products, Hitachi, Shimadzu, Toshiba, JAE and NEC, all under the direction of the Company's staff. The MA V is the result of the Company's relationships with IBM, Texas Instruments and other world-class global leaders.

     COMMITMENT TO OPEN ARCHITECTURE. The Company utilizes standard PC hardware and software architectures and designs its products using open systems technologies, including industry standard operating systems. This open approach has allowed the Company to readily incorporate the latest wireless communications, GPS, sensor and other capabilities as soon as they are available for use in laptops and other hand-held computers. In addition, this strategy has allowed the Company to take advantage of developments in operating systems, such as new generations of Windows and Linux, and applications software, such as speech, and video capture and transmission.

                        PRODUCTS AND PRODUCT DEVELOPMENT

     In order to address the market for body-worn mobile computing and communication systems, the Mobile Assistant series has been designed to provide hands-free wearable operation on a "when-needed, where-needed" basis. The hardware used in the MA IV features:

     - Intel processor with up to 256 Megabytes ("MB") of random access memory ("RAM"); an internal hard disk of up to 32 Gigabytes ("GB"); and provides complete desktop functionality with a complete array of USB, serial, parallel, monitor, keyboard, power and replicator ports.

     - Protected internal dual PCMCIA (PC Card) readers; a sealed enclosure to allow for use in a wide range of environmental conditions; hot-swappable lithium-ion battery and charger; an integrated pointing device; a built-in sound system for speech recognition and generation; and a wrist-mounted miniature keyboard.

     - Head mounted and/or flat panel displays with a head-mounted camera to allow for real-time, two-way audio/video teleconferencing in full color at standard PC resolutions. The head-mounted display uses advanced optics to present an image to the user that is equivalent to a desktop PC monitor at a distance of 18 inches. The optional light-weight, daylight readable, full color FPD includes an integrated digitizer and allows for speech-activation through its built-in speaker and microphone.

     - Compatibility with Microsoft Windows 3.11, 95, 98, 2000 and NT, as well as DOS, SCO UNIX and LINUX.

     FULL FUNCTIONALITY. The Company's MA is a full function computing and communications device that can be used with a wide range of peripherals, including portable CD-ROM readers, bar code readers, battery-operated printers, still and motion video cameras, global positioning technologies, cellular and radio frequency communications and interfaces for medical, test and sensor equipment.

     HANDS-FREE CONTROL. From the origination of the concept for wearable computers, the Company has believed that hands-free control of the computer is essential to realizing the maximum benefits of wearable computing and communications. The most common method of hands-free control is speech recognition. The MA supports state-of-the-art speech recognition software to allow for hands-free operation using spoken commands in most languages. The Company's MA V product will incorporate advanced digital signal processing ("DSP") technology to provide enhanced speech recognition and wireless communications capabilities. The combination of voice recognition and body-worn displays provides the user of the MA with hands-free access to information and the ability to apply this information to operations and tasks with direct lines of sight and tactile access. User-independent speech generally requires little or no training and is ideal for command-and-control applications that operate the computer from menu-driven software. User-dependent speech systems generally require some training to provide for a wider usable vocabulary and the ability to offer dictation. The current MA product line is equipped with IBM Via Voice(R) but can operate most software programs designed for general PC use. The selection of which speech system to use is generally driven by the application requirements. In addition to speech control, the Company has included brain-wave activation, eye-tracking and motion-tracking in its patents as alternative approaches to speech for hands-free control.

     SOFTWARE FOR MOBILE AND DESKTOP USE. Currently, the Company offers linkAssist(TM), which is designed to get user documentation up and running on the Mobile Assistant quickly, and which can also be used on conventional desktop or laptop computers. The Company's linkAssist software allows users to quickly and easily link information together regardless of the format of the data or where it is stored, avoiding the need to change, convert or re-enter and verify the existing information in any manner, or to use the detailed HTML tagging process. The linked words or phrases can then be activated by voice automatically, with no additional development work required by the author of the documentation or databases, allowing a subject-matter expert to develop applications with little training. In addition to linkAssist, the Company offers a multi-media development (MMD) kit, which allows customers to develop applications using video, audio, text and graphics.

     PRODUCT DEVELOPMENT. The Company's approach to development of wearable computer products is to internally establish functional requirements, specifications and design criteria, which are then taken to potential development partners under non-disclosure agreements to evaluate the ability of those partners to meet the Company's development needs. The Company then selects the partner that best fits its specific needs. During the development process, the Company provides detailed project management and oversight. By outsourcing the detailed development of its wearable computer product line, the Company believes that it is better able to quickly adapt to changing markets and technology by working with partners with selected areas of expertise. Additionally, the Company is able to avoid the significant capital and operating costs needed to establish and maintain full state-of-the-art development facilities that would cover all of the various computing and communications issues related to its products. The Company is in discussions with a number of world-class technology companies regarding collaboration on future generations of wearable computers. The Company's selection criteria for partners to develop its next-generation products will be based on pricing, the ability to provide reliable, advanced technology, production capacity, potential sales and marketing capabilities and reputation in the worldwide markets for technology products. While the MA product line has historically been targeted at commercial users, the Company intends to directly address segments of the consumer market in the future.

                              MARKETING AND SALES

  MARKETS

     In the consulting portion of its business, the Company provides project management, asset management and software development products and services to federal, state and local governments, and to the transportation, manufacturing, oil and gas and software markets.

     In the hardware portion of its business, the Company has divided its potential markets into two main horizontal segments that cover a number of industries and a number of industry-specific vertical segments that the Company believes have the potential for high rates of return on the deployment of the Company's products. Each segment represents a significant portion of the mobile worldwide workforce, which the Company believes totals more than 100 million workers (see "Industry Overview").

     Selected market segments are as follows (unless noted otherwise, data on U.S. workers is from the U.S. Census Bureau, Statistical Abstract of the United
States: 1999):

     - Inspection, Maintenance and Repair: in the U.S., this segment includes approximately 10 million workers and has been the Company's focus since its inception. The complexity of commercial and consumer products and the need to access a great deal of technical material to maintain and repair these products made this segment one of the first to look to wearable computers to assist users in diagnosing and repairing such products, which include aircraft, motor vehicles and heavy machinery. Applications include remote teleconferencing to obtain "over the shoulder" repair and maintenance guidance from experts around the world, the use of video clips to provide just-in-time training or refreshing, and automatic tabulation and transmission of inspection results without the need for manual input of data. Through the use of wearable computing devices, inspection, maintenance and repairs can be done more quickly, cheaply and effectively. For example, in the U.S., the annual cost of bridge inspections nationwide is estimated at $400 million and an independent study concluded that wearable computers could reduce that cost significantly.

     - Manufacturing: in the U.S., this segment includes approximately 27 million workers. Primary applications include mobile monitoring of manufacturing processes, logistics and materials management, precision measurement, and in-process inspection.

     - Telecommunications: the primary applications in this segment are for field service applications and include maintenance and repair of field assets. The Company has completed a pilot program with Bell Canada involving 19 field service technicians who wore the MA IV for full work shifts in order to establish returns on investment and to evaluate the MA for use in a wide variety of commercial and residential tasks. The Company also believes that its products will be well suited as delivery devices for the next generation of wireless communications services (often referred to as "3G").

     - Education: in the U.S., this segment includes approximately 10 million workers. Applications include facilities maintenance, field data collection and remote learning by linking mobile teachers, students and researchers on a real-time basis.

     - Utilities: the primary applications in this segment include maintenance, inspection and repair of field assets. The utility segment is characterized by high-dollar assets requiring significant maintenance and repair activities and the ability to readily determine the costs of downtime for these assets. One pilot program used the MA IV with a customized database to track equipment inventory during scheduled shutdowns of nuclear power plants. The results of this pilot showed savings of between a half and a full day in the inspection schedule. This translated into savings to the utility of over a quarter of a million dollars through the reduction in the amount of power that must be purchased during such a shutdown. The New York Power Authority estimates that it spends 80% of its budget for maintenance operations for overhead transmission lines. These examples highlight the significant amount of resources required for maintenance and repair in this segment and the potential the Company believes exists for significant savings through the use of wearable computers to assist in these tasks.

     - Transportation: this segment is also characterized by high-dollar assets and the ability to readily determine the costs of downtime for these assets. This segment includes rail, truck, automobile and maritime transportation. According to the most current data available in the U.S. 1997 Economic Census, there were over two million workers in the U.S. involved in transportation.

     - Medical: in the U.S., this segment includes approximately 11.5 million workers and wearable applications range from field and remote diagnostics to inventory management. The Mobile Assistant is believed to present great potential in field medical operations by providing on-board and remote diagnostics, audio and/or video communication with doctors for emergency procedures, and transmission of locations for helicopter pickup through integrated global positioning systems. Another anticipated benefit of the Company's hands-free mobile computing technologies is that fewer healthcare personnel will be needed to perform complex tasks. By providing remote delivery of medical information ("telemedicine"), the Company's hands-free mobile computing and communications systems can become a key component within both managed care and telemedicine organizations, which are two key submarkets developing within the healthcare industry.

     - Media: the Mobile Assistant series allows for use of a head-mounted camera and wireless communications to allow real-time transmission of events and shows. Ford Motor Company used models equipped with the MA IV to stream live video footage from the Detroit and New York International Automobile shows to its corporate website. This allowed remote access to the events and the ability to direct the Live-Bots to show under-hood views and provide additional information. Both the Democratic and Republican national conventions in 2000 were covered in a similar manner by an independent news organization.

     - Government/Military: the military has long been an early adopter of advanced weapons technologies and as a result, was one of the first sectors to experience problems with the ability of personnel to maintain, diagnose and repair the advanced technology employed in both weapons and equipment. The downsizing of the United States military and related budget constraints have compounded these problems. As a result, even greater pressure will be placed upon the military to maintain its equipment and weapons platforms with fewer personnel. The Company believes that its wearable computing and communications devices are well suited for such complex military applications, which typically require a rugged and versatile device such as the MA.

     - Retail: according to the most current data available in the U.S. 1997 Economic Census, there were approximately 14 million workers in the U.S. involved in retail trade. Primary applications for the Company's products include mobile checkout, inventory warehousing, and facility maintenance and repair.

     - Aerospace: the manufacture and maintenance of aircraft requires precision production techniques and access to a large amount of technical data. For example, a Boeing 747 aircraft has approximately six million parts provided by over 16,000 suppliers that must be assembled to exacting standards. Each wing for the 747 weighs 28,000 pounds and must be measured and fitted to these standards. According to the most current data available in the U.S. 1997 Economic Census, there were approximately 900,000 workers in the U.S. involved in the manufacture of aircraft. The Company believes that the need to move in and around an aircraft during construction and the complex nature of aircraft manufacture and maintenance make the Company's products well suited for this market.

                                   MARKETING

     The market segments identified in the above market section were selected as the most promising segments in which to demonstrate productivity savings and rapid paybacks for customers through the use of the Company's products and services.

     The Company has established pilot projects with customers that it considers to be the leaders within each identified segment. These pilots typically involve the purchase of a number of systems to be used in the customers' operations to test the use of wearable computing systems and to establish the benefits derived from doing so. The Company intends to use these pilot projects to: provide detailed data on productivity improvements and returns on investment from the use of its products; obtain reference accounts for prospective customers; generate additional sales to each customer with the pilot-project; generate sales to additional customers within the segment; and use the benefits generated within that segment to position the product within the other segments.

     The Company has established a five level marketing and distribution strategy to maximize market penetration through the generation of revenues from the following channels:

     - Direct Company sales force

     - High-volume generic distributors

     - Partners, system integrators, VARs, and original equipment manufacturers
       (OEMs)

     - Telemarketing and e-commerce

     - Licensing and royalty agreements

     To position the Company within these identified segments and in the market for mobile computing as a whole, the Company is undertaking a marketing program that includes participation in industry-specific trade shows, selected press coverage, and exhibitions at special events such as the annual International Conference on Wearable Computing.

     The Company also conducts periodic customer advisory meetings in which Company customers meet to share experiences, productivity results, and suggestions for the use of wearable computer applications, to provide the Company with feedback for product development enhancements, and to allow the Company to share its road map of market and product development.

  SALES AND BACKLOG

     As of December 31, 2000, the Company had a negligible backlog of orders. Given the Company's current inventory position, most orders have been filled within a short period after the receipt of the order and management does not feel that backlog is an appropriate measure of demand at this time. The Company does not include blanket purchase orders in backlog until specific orders are received under these blanket purchase orders. Prior to shipment of the Company's products, purchase orders are generally cancelable by the customers without penalty and are not binding upon the customer.

                                 KEY SUPPLIERS

     The Company has entered into design, production, supply and support agreements with selected companies in the U.S., Europe and Asia for, and in support of, its products (see "Production").

     Although the Company believes there are multiple sources for many hardware and software components, the Company depends heavily on its suppliers. While management believes that the Company could adapt to supply interruptions, such occurrences could necessitate changes in product design or assembly methods for the MA and cause the Company to experience temporary delays or interruptions in supply while such changes are incorporated. Further, because the order time for certain components is often lengthy, the Company could experience delays or interruptions in supply in the event the Company is required to find a new supplier for any of these components. Any disruptions in supply of necessary parts and components from the Company's key suppliers could have a material adverse effect on the Company.

                                   PRODUCTION

     The Company has manufacturing agreements with Digital Logic in Geneva, Switzerland for the manufacture of the MA IV TC and with IBM for the manufacture of the MA V. Shimadzu Corporation, a supplier of head-mounted displays and other commercial technology products based in Kyoto, Japan, has developed and manufactured a color HMD for use with the MA IV. Several companies, including Shimadzu, Olympus InViso, MicroOptical and Microvision have separately produced head-mounted displays that are suitable for use with the Company's products. The Company's current flat panel displays are produced by JAE and Zykronix. Most of the internal parts used in the Mobile Assistant CPUs are existing PC components that are readily available from multiple vendors. By outsourcing the production of its wearable computer product line, the Company believes that it is better able to quickly adapt to changing markets and technology through the selection of production partners with different areas of expertise. Additionally, the Company is able to avoid the significant capital and operating costs needed to establish and maintain full state-of-the-art production facilities capable of producing all of the various computing and communications components.

                                   WARRANTIES

     For sales of its hardware product, the Company generally provides customers with warranty terms that are competitive with those for computing products of the local market in which the products are sold. In the U.S., the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. However, the Company's suppliers for the significant components of the MA IV, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. Our distribution partners are generally responsible for user and software support for channel sales. The Company currently provides call center support through a third party service firm.

     Certain government contracts of XSI require that five to ten percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made.

                                  COMPETITION

     Several other companies are engaged in the manufacture and development of body-worn or hand-held computing and communications systems, which can also compete with the Mobile Assistant series, including CDI, ViA Inc., Texas Microsystems, Telxon, Symbol, Norand, Raytheon and others. The Company believes that as the markets for mobile computing and communications converge, that its competitors will consist of these companies as well as companies that offer mobile computing devices with wireless communications capabilities and companies that offer wireless communications devices with computing capabilities. Companies with mobile computing devices that are adding wireless communications capabilities include Palm, Inc., Handspring, Compaq and Sony, and manufacturers of notebook and handheld computers such as Fujitsu, Mitsubishi, Toshiba, IBM, Compaq, and Sharp. Companies with wireless communications devices that offer computing capabilities include Samsung, Motorola, Nokia, and Ericsson. Competitors for the Company's software and services includes Accenture (formally Andersen Consulting), KPMG, Booze Allen Hamilton, Primavera, and Artemis. Many of the Company's competitors are major domestic and foreign companies which possess far more resources than the Company and can be expected to compete vigorously with the Company. There can be no assurance that the Company will be able to compete successfully against its competitors, or competing products, or that the competitive pressures faced by the Company will not adversely affect its financial performance. However, the Company believes that the entry into the market for wearable PCs by reputable, large computer and communications manufacturers will accelerate the validation of the market for wearable PCs. In addition, the Company believes that its patent position is such that the Company is in a strong position to command royalties from such companies.

                             INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect its proprietary rights. The Company has entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, VARs, OEMs and actual and potential customers to limit access to and disclosure of its proprietary information. The Company has registered a number of trademarks and service marks on the Principal Register of the United States Patent and Trademark Office ("Patent Office"), including its Mobile Assistant and Xybernaut trademarks, and with the government patent and trademark offices in several other countries.

     In addition, the Company has a total of 47 patent applications filed in the U.S. Patent Office, of which 15 U.S. patents have been granted, and over 500 corresponding applications filed in over 26 countries outside the U.S., of which 39 patents have been granted, for a total of over 580 patent applications granted or pending worldwide. Of the patents granted in the U.S., five are design patents that cover a specific design of a wearable system or its components and the remaining ten are utility patents that cover the concepts in the patents regardless of specific execution or design. The Company believes that these patents are a valuable asset of the Company and will present significant opportunities for royalty revenues in the future. The most significant utility patents for the Company are described below. All inventions made by employees of the Company, including those described below, are assigned to the Company by agreement with the employee upon the initiation of employment with the Company. The Company retains full title to these patents regardless of the inventor's employment status with the Company. The sections in quotations below are taken directly from the relevant patents. Complete detail on the patents can be found on the U.S. Patent Office website at http://www.uspto.gov, through a search by patent number or "Xybernaut," for all patents other than 5,305,244, which was filed under "CPSI," which was the prior name of the Company.

     U.S. PATENT 5,305,244, "HANDS-FREE, USER-SUPPORTED PORTABLE
COMPUTERS." The application was made on April 6, 1992 and the patent was issued on April 19, 1994. This patent describes "A compact, self-contained computing apparatus is provided which is completely supported by a user for hands-free retrieval and display of information for the user." This patent has been successfully upheld in two challenges to the validity of the patent (re-examination) at the US Patent and Trademark Office that were initiated by a competitor of the Company.

     U.S. PATENT 5,844,824, "HANDS-FREE PORTABLE COMPUTER AND SYSTEM." The parent application was filed in the US Patent and Trademark Office on October 2, 1995 and the patent was issued on December 1, 1998. This patent describes "a body-worn, hands-free computer system. The system does not rely upon a keyboard input or activation apparatus but rather has various activation means all of which are hands-free. The system can be used with other systems, other system components and communication apparatus. Also, various components of the present system can be body worn or placed in a disconnected location if desired." Specifically, this patent covers:

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

     These three issued patents, and others pending, cover various aspects of what the Company calls "core computing," or the use of a small device about the size of a current PDA that contains a processor, non-volatile storage and other components that docks into various enclosures such as a notebook, desktop, airplane seatback, wearable computing/communicating device or automobile. This core computer allows the user to always have his or her preferred operating system, graphical user interface, applications software and data available in almost any environment without the need to synchronize these items among multiple computers in multiple locations. For example, whether the user is answering email at home, in the office, in a car or while walking around, the same email settings, wireless communication settings, address book, past emails and email strings would be available in each of these environments. A field technician would be able to keep current technical information, communication settings, daily work logging, etc., available whether the technician was on top of a telephone pole, in a service truck, in the office, or at home.

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

     The Company believes that initially the core computer will interface with the enclosures by means of physical contact. Eventually, the Company believes that the interface with the enclosures and the user's environment will be done by radio frequency signals, such as those proposed for the Bluetooth wireless standard developed to connect computing devices. Management believes that these developments position the Company with the products and intellectual property to be at the forefront of the pervasive computing and communications movement, in which the users have the ability to constantly interact with their environment and represents the complete convergence of communications and computing capabilities.

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

     In this pervasive computing concept, the Company believes that users will demand a consistent interface regardless of whether the user is computing, communicating, or interacting with the environment. The various interfaces, settings, and limits on Web sites or graphical content that are required by the variety of devices on the market today present a hindrance to use as the user must constantly adjust settings for the different environments, or carry multiple devices to handle different situations. The Company believes that the wearable and core concepts alleviate this problem by providing a single device that can be used to accommodate all of the user's requirements.

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

                           EMPLOYEES AND CONSULTANTS

     As of December 31, 2000, the Company had 121 full-time and 18 part-time employees, and had consulting arrangements with eight individuals or firms for advice and assistance on selected technical and business matters. Of the Company's full-time employees, eight are executive officers, 27 are technical and administrative support employees, 16 are engaged in research and development, and 70 are engaged in consulting services, sales, marketing and customer service. None of the Company's employees are represented by a labor organization and management believes that the Company's relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company's U.S. headquarters are 17,000 square feet of office and development space located at 12701 Fair Lakes Circle, Fairfax, Virginia. The Company's lease is for a five-year term expiring September 30, 2003 and requires monthly rent of $37,500.

     XSI's facility consists of 5,000 square feet of office space located at 8618 Westwood Center Drive, Vienna, Virginia. The Company's lease is for a 7-year term expiring December 31, 2005 and requires monthly rent of $12,500.

     To minimize lodging expenses related to visiting consultants and visiting or relocating employees, the Company leases four apartments in Fairfax, Virginia with aggregate monthly rental costs of $6,000. Management believes that the cost of these apartments is less than what would be incurred if these visitors stayed in hotels.

     The Company's European facility consists of 1,700 square feet of office space located at the SBS Software Center, Otto Lilienthal Strasse 36, D-71034 Boeblingen, Germany. The Company's lease is for a three-year term expiring on August 31, 2001 with options for up to an additional four years. The lease requires monthly rent of $1,700.

     The Company's Asian facility consists of 3,000 square feet of office space located at Urbansquare, 1-1 Sakae-cho Kanagawa-ka, Yokohama, Japan. The Company's lease is for a two-year term expiring September 30, 2001. The lease requires monthly rent of $11,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries is a party or of which any property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting held on October 20, 2000, the following items were submitted to a vote by the common stockholders and were approved by the following majority votes:

     1. The election of four persons to serve as Class III directors of the Company for a term of three years and until their successors are duly elected and qualified. The election of George Allen, Esq. was approved by 99% of voting shareholders, with approximate votes of 33,900,000 shares "for" and 300,000 shares "against" or "withheld." The election of Edward G. Newman was approved by 99% of voting shareholders, with approximate votes of 33,800,000 shares "for" and 400,000 shares "against" or "withheld." The election of Steven A. Newman was approved by 98% of voting shareholders, with approximate votes of 33,600,000 shares "for" and 600,000 shares "against" or "withheld." The election of James J. Ralabate, Esq. was approved by 99% of voting shareholders, with approximate votes of 33,900,000 shares "for" and 300,000 shares "against" or "withheld."

     2. Approval of the Company's 2000 Stock Incentive Plan, which provides for up to 3,000,000 shares of common stock to be issued to key employees, consultants and directors of the Company. This item was approved by 85% of voting shareholders, with approximate votes of 9,800,000 shares "for," 1,700,000 shares "against" or "withheld," and 100,000 shares "abstained."

     3. Ratification of the appointment of Grant Thornton LLP as independent auditors for the 2000 fiscal year. This item was approved by over 99% of voting shareholders, with approximate votes of 34,000,000 shares "for," 100,000 shares "against" or "withheld," and 50,000 shares "abstained."

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On July 18, 1996, the Company completed its initial public offering in which it sold 2,415,000 units ("Units") at a price of $5.50 per Unit. Each Unit consisted of one share of common stock and one warrant ("Warrant") to purchase a share of common stock at $9.00. On July 29, 1996, the Company's common stock and Warrants began trading publicly as separate equity securities in addition to trading as Units. On July 19, 1999, the Warrants expired pursuant to their original three-year terms. The Company's common stock, representing its only current class of publicly traded equity securities, trades on the NASDAQ National Market under the ticker "XYBR."

     As of December 31, 2000, there were over 45,000 shareholders of the Company's common stock. There have been no cash dividends paid on the Company's common stock to date and the Company does not anticipate the payment of dividends in the foreseeable future.

     The table below sets forth the high and low closing prices of the Company's common stock and publicly traded Warrants in dollars per share by quarter, for the years ended December 31, 2000 and 1999, as reported in published financial sources. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                              COMMON STOCK         WARRANTS
                                                             ---------------    --------------
                                                              HIGH      LOW     HIGH      LOW
                                                             ------    -----    -----    -----
1st Quarter 1999...........................................  $ 5.25    $4.00    $1.72    $0.50
2nd Quarter 1999...........................................    4.38     3.06     0.94     0.16
3rd Quarter 1999(1)........................................    3.28     1.00     0.22     0.03
4th Quarter 1999...........................................    6.13     1.31       --       --
1st Quarter 2000...........................................   23.38     5.56       --       --
2nd Quarter 2000...........................................   15.44     7.44       --       --
3rd Quarter 2000...........................................   10.75     5.69       --       --
4th Quarter 2000...........................................    6.63     1.22       --       --

---------------
(1) The Company's publicly-traded Warrants expired on July 19, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                               2000           1999           1998           1997          1996
                           ------------   ------------   ------------   ------------   -----------
Total revenue............  $  9,504,891   $  8,352,774   $  5,447,370   $  2,581,811   $ 2,937,939
Net loss.................  $(24,185,222)  $(16,697,413)  $(13,001,338)  $(10,051,757)  $(5,298,633)
Net loss per common
  share..................  $      (0.63)  $      (0.76)  $      (0.77)  $      (0.81)  $     (0.47)
Total assets.............  $ 20,242,682   $ 12,870,679   $  7,049,010   $  6,129,478   $10,155,989
Long-term obligations....  $         --   $         --   $    713,141   $    841,065   $ 1,260,562

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Xybernaut Corporation, a Delaware corporation ("Xybernaut" or the "Company"), is engaged in the research, development and commercialization of mobile, wearable computing and communication systems along with software and service solutions designed to enhance productivity, improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. ("XSI"). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany).

     The Company was formed in 1990 and completed its initial public offering ("IPO") on July 18, 1996. On April 7, 2000, Xybernaut acquired XSI, formerly known as Selfware, Inc., a company that provides software and services solutions. The acquisition of XSI was finalized at a value of $8,100,000 and was accomplished through the issuance of the Company's common stock at an effective price of $18.97 per share. The merger was accounted for as a pooling of interests.

     All financial data of the Company, including Xybernaut's previously issued operations for the periods presented in this Form 10-K, have been restated to include the historical financial information of XSI. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S), Xybernaut K.K. (Yokohama, Japan), and Xybernaut GmbH (Boeblingen, Germany). All significant intercompany accounts and transactions have been eliminated in the consolidation.

     The Mobile Assistant(R) series is the Company's primary wearable computer hardware product line, with the Mobile Assistant IV (the "MA IV(R)") and the Mobile Assistant IV TC currently available and the Mobile Assistant V scheduled for availability during 2001. Since its introduction in December 1998, the Company has realized revenue of over $8,000,000 on sales of over 1,200 units of the MA IV through December 31, 2000. The Company derives its revenues from sales of its Mobile Assistant series, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues for the years ended December 31, 2000, 1999 and 1998.

                                                               2000      1999      1998
                                                              ------    ------    ------
Revenue.....................................................   100.0%    100.0%    100.0%
Cost of sales...............................................    90.3      73.2      99.1
                                                              ------    ------    ------
     Gross margin...........................................     9.7      26.8       0.9
                                                              ------    ------    ------
Operating expenses:
     Sales and marketing....................................   120.8     114.9      98.7
     General and administrative.............................    63.8      82.7      88.7
     Research and development...............................    62.4      29.4      52.7
     Merger costs...........................................     6.5       0.0       0.0
                                                              ------    ------    ------
Total operating expenses....................................   253.5     227.0     240.1
                                                              ------    ------    ------
Interest and other..........................................   (10.3)      0.3       1.5
                                                              ------    ------    ------
Net loss....................................................  (254.5)   (199.9)   (238.7)
                                                              ------    ------    ------
Provisions for preferred stock..............................     0.1      21.8      17.7
                                                              ------    ------    ------
Net loss applicable to holders of common stock..............  (254.6)%  (221.7)%  (256.4)%
                                                              ======    ======    ======

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     REVENUE. The Company derives its revenue from product sales of its wearable computers and software, and from consulting services. Total revenue for the year ended December 31, 2000 was $9,504,891, an increase of $1,152,117 or 14%, compared to $8,352,774 for the year ended December 31, 1999. Product revenue for 2000 was $6,101,575, an increase of $1,608,217 or 36%, compared to $4,493,358 for 1999. The increase in product revenue resulted from the 48% increase in sales of the Company's wearable computer products to

$4,886,565 during 2000 from $3,301,899 during 1999. The Company maintained consistent software product revenue of $1,215,010 for 2000 versus $1,191,459 for 1999. The Company's consulting, licensing and other revenue during 2000 was $3,403,316, a decrease of $456,100 or 12%, from 1999 revenue of $3,859,416. This decrease resulted primarily from one large multi-year consulting contract for which the first phase was substantially completed in 1999 resulting in significant revenues, while the second phase was not started until late in 2000.

     COST OF SALES. The Company's cost of sales include the costs of components for the Mobile Assistant series, purchased software, direct labor and materials, amortization of tooling costs, warranty reserves, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales, excluding inventory and tooling reserve charges, for the year ended December 31, 2000 was $7,079,064, an increase of $1,081,443 or 18%, compared to $5,997,621 for the year ended December 31, 1999. This increase corresponded with the increase in total revenues for the same period, resulting in overall gross margins before reserves of 26% and 28% during 2000 and 1999, respectively. The Company's gross margin from its product sales decreased to 18% in 2000 from 25% in 1999, resulting primarily from high margins on Year 2000 software compliance products sold during 1999. The Company's gross margin on hardware sales remained consistent from 1999 to 2000. The Company's gross margin from its consulting, licensing and other services increased to 39% in 2000 from 32% in 1999, primarily as the result of work performed during 1999 on a large contract that had lower gross margins than the Company usually realizes. The Company has announced the introduction of a new model of its MA IV product line as well as a new product line, both scheduled for introduction during 2001. While the Company's management believes that it can sell the existing MA IV inventory at above historical cost, the Company recorded a $1,500,000 charge during 2000 to establish a reserve to cover potential losses in selling the current product line held in inventory and related tooling, given the uncertainties created by the introduction of these new products. In the comparable 1999 period, a $120,000 charge was recorded. The Company's total gross margins, after inventory reserves, were 10% and 27% during 2000 and 1999, respectively.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the year ended December 31, 2000 were $11,480,812, an increase of $1,887,193 or 20%, compared to $9,593,619 for the year ended December 31, 1999. The increase was the result of continued efforts that achieved a 48% growth in sales of the Company's wearable computer product during 2000. The Company recorded $1,254,008 and $41,772 of non-cash expenses during 2000 and 1999, respectively, for outside marketing services which were paid through the issuance of the Company's equity securities.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2000 were $6,065,241, a decrease of $842,201 or 12%, compared to $6,907,442 for the year ended December 31, 1999. This decrease was primarily the result of approximately $985,751 in legal and settlement expenses related to two lawsuits that were recorded during 1999 for which no significant comparable expenses were recorded during 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide development services. Research and development expense for the year ended December 31, 2000 was $5,925,837, an increase of $3,463,085 or 141%, compared to $2,462,752 for the year ended December 31, 1999. The increase was principally the result of increased expenditures during 2000 related to the introduction of an enhanced version of the MA IV wearable computer, a line of daylight readable flat panel displays and the Company's next generation product line. The 1999 expenses related to hardware and software improvements for the MA IV product line.

     MERGER COSTS. Merger expenses were $621,048 for 2000. These non-recurring expenses related to the Company's April 2000 merger with XSI, for which no comparable expenses were recorded in 1999. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal and accounting services, and $168,365 in charges to conform XSI's accounting policies to those of the Company.

     INTEREST AND OTHER, NET. Net interest and other expenses for the year ended December 31, 2000 were $980,643, an increase in expense of $1,008,292, compared to income of $27,649 for the year ended

December 31, 1999. This increase was the result of interest expense and the amortization of note discounts related to certain loans that the Company's entered into during 2000. The Company did not have significant borrowings during 1999.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the year ended December 31, 2000 was $37,468, a decrease of $41,066 compared to the income tax benefit of $3,598 for the year ended December 31, 1999. These amounts relate to the operations of the Company's foreign subsidiaries. The Company's U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

     DIVIDEND ON CONVERTIBLE PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON CONVERTIBLE PREFERRED STOCK. The Company accrued dividends at 5% per year on the outstanding principal amount of its preferred stock. For the year ended December 31, 2000, the provision for dividends was $10,438, a decrease of $301,276 or 97%, from the $311,714 in 1999. The accretion of the beneficial conversion feature of the Company's preferred stock recognized during 2000 was $0, a decrease of 100% from the $1,507,376 in 1999. These decreases were the result of the full conversion of all of the Company's outstanding preferred stock into common stock during 2000.

     NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the year ended December 31, 2000 was $24,195,660, an increase of $5,679,157 or 31%, compared to $18,516,503 for the year ended December 31, 1999.

              YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     REVENUE. The Company derives its revenue from product sales of its wearable computers and software, and from consulting services. Total revenue for the year ended December 31, 1999 was $8,352,774, an increase of $2,905,404 or 53%, compared to $5,447,370 for the year ended December 31, 1998. Product revenue for 1999 was $4,493,358, an increase of $1,526,760 or 52%, compared to $2,966,598 for 1998. The increase in product revenues resulted from the 278% increase in sales of the Company's wearable computer products to $3,301,899 during 1999 from $873,586 during 1998, offset by a 43% decrease in software sales to $1,191,459 during 1999 from $2,093,012 during 1998. The decrease in software revenue is primarily due to higher sales of the Company's Year 2000 software compliance products during 1998. The Company's consulting, licensing and other revenue during 1999 was $3,859,416, an increase of $1,378,644 or 56%, from revenue of $2,480,772. This increase resulted primarily from one large multi-year consulting contract for which the first phase was substantially completed in 1999 resulting in significant revenues while no contract of similar magnitude was undertaken in 1998.

     COST OF SALES. The Company's cost of sales include the costs of components for the Mobile Assistant series, purchased software, direct labor and materials, amortization of tooling costs, warranty reserves, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales, excluding inventory and tooling reserve charges, for the year ended December 31, 1999 was $5,997,621, an increase of $1,824.930 or 44%, compared to $4,172,691 for the year ended December 31, 1998. This increase generally corresponded with the increase in total revenues for the same period, resulting in overall gross margins before reserves of 28% and 23% during 1999 and 1998, respectively. The Company's gross margin from its product sales increased to 25% in 1999 from 18% in 1998, resulting primarily from higher margin sales of Year 2000 software compliance products during 1999. The Company's gross margins on its hardware products remained consistent from 1998 to 1999. The Company's gross margin from its consulting, licensing and other services remained consistent at 32% in 1999 versus 30% in 1998. During 1999, a $120,000 charge was recorded to decrease the carrying value of inventory. In the comparable 1998 period, the Company recorded charges of $1,225,557 to decrease the carrying value of inventory and tooling to reflect the loss of value of older products and technologies, particularly the wearable computer products prior to its MA IV line. The Company's total gross margins, after inventory reserves, were 27% and 1% during 1999 and 1998, respectively.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the year ended December 31, 1999 were $9,593,619, an increase of $4,215,369 or 78%, compared to $5,378,250 for the year ended December 31,

1998. The increase was the result of efforts that achieved a 278% growth in sales of the Company's wearable computer products from 1999 to 1998, marketing costs incurred during the launch of the MA IV product line and costs associated with the initiation of operations of Company's subsidiaries in Japan and Germany in January 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1999 were $6,907,442, an increase of $2,074,805 or 43%, compared to $4,832,637 for the year ended December 31, 1998. This increase was primarily the result of approximately $985,751 in legal and settlement expenses related to two lawsuits that were recorded during 1999 for which no significant comparable expenses were recorded during 1998. Additionally, administrative expenses increased to support the MA IV product launch and the establishment of the Company's international subsidiaries in Japan and Germany.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide development services. Research and development expense for the year ended December 31, 1999 was $2,462,752, a decrease of $408,056 or 14%, compared to $2,870,808 for the year ended December 31, 1998. This decrease was related to the higher level of development expenditures during 1998 related to the MA IV and the substantial completion of these development activities by the first quarter of 1999.

     INTEREST AND OTHER INCOME, NET. Net interest and other income for the year ended December 31, 1999 were $27,649, a decrease of $52,986 compared to income of $80,635 for the year ended December 31, 1998. This decrease was the result of a loss on the sale of a building owned by one of the Company's subsidiaries during 1999 which offset interest and other income.

     PROVISION FOR INCOME TAXES. The benefit for income taxes for the year ended December 31, 1999 was $3,598, an increase of $52,998 compared to the income tax provision of $49,400 for the year ended December 31, 1998. During 1999, the Company incurred taxes related to its foreign subsidiaries, offset by a deferred tax benefit from its U.S. subsidiary. During 1998, the entire tax provision related to the Company's U.S. subsidiary.

     DIVIDEND ON CONVERTIBLE PREFERRED STOCK, DEEMED DIVIDEND ACCRETION ON CONVERTIBLE PREFERRED STOCK. The Company accrued dividends at 5% per year on the outstanding principal amount of its preferred stock. For the year ended December 31, 1999, the provision for dividends was $311,714, an increase of $252,411 or 426%, from the $59,303 in 1998. The accretion of the beneficial conversion feature of the Company's preferred stock recognized during 1999 was $1,507,376, an increase of 66% from the $907,789 in 1998. The dividends and accretion for 1999 related to the Series C, Series D, and Series E Convertible Preferred Stock and for 1998 related to the Series A, Series B, and Series C Convertible Preferred Stock.

     NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the year ended December 31, 1999 was $18,516,503, an increase of $4,548,373 or 33%, compared to $13,968,130 for the year ended December 31, 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the completion of the IPO, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company's financing and borrowing activity during 1998, 1999 and 2000 is summarized below.

COMMON STOCK

     On April 13, 1998, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with a private investor. On several occasions during 1998, the Company received gross proceeds of $4,006,957 through the issuance of 1,529,582 shares of its common stock and 360,000 warrants to purchase shares of its common stock at between $1.76 and $5.25 per share.

     On May 22, 1998, the Company received gross proceeds of $375,000 through the issuance of 110,294 shares of its common stock concurrent with the issuance of the Company's series C preferred stock.

     In November 1998, the Company received gross proceeds of $1,595,000 through the issuance of 440,000 shares of its common stock.

     On various dates in 1998, the Company received gross proceeds of $3,600,000 pursuant to the terms of several investment agreements in which the Company issued 747,047 shares of common stock at prices ranging from $4.04 to $6.50 and issued warrants to purchase 37,500 shares of common stock at between $9.09 and $13.05 per share. These agreements restricted the sale or transfer of the shares of common stock issued for certain periods of time, all of which have expired as of December 31, 2000.

     On various dates during 1998, XSI received proceeds of $250,500 through the issuance of shares of its common stock which were converted into 180,400 shares of Xybernaut's common stock at the Merger.

     On January 29, 1999 the Company issued an additional 841,356 shares of common stock for between $4.08 and $4.46 per share pursuant to the Equity Line Agreement for cash proceeds of $2,110,000 and for use as consideration for the repayment of $1,250,000 in notes payable. In addition, the Company issued warrants to purchase 200,000 shares of common stock for $5.50 and $6.00 per share. Subsequent to this transaction, the Company terminated the Equity Line Agreement.

     On September 21, 1999, the Company received gross proceeds of $100,000 through the issuance of 135,000 shares of its common stock. The private placement agreement restricted the sale or transfer of the shares of common stock for a one-year period.

     On November 19, 1999, the Company received gross proceeds of $3,000,000 through the issuance of 1,000,000 shares of its common stock.

     On various dates during 1999, XSI received proceeds of $1,809 through the issuance of shares of its common stock which were converted into 31,927 shares of Xybernaut's common stock at the Merger.

     On January 3, 2000, the Company received net proceeds of $2,460,500 through the issuance of 647,500 shares its common stock.

     On June 23, 2000, the Company received net proceeds of $3,453,470 through the issuance of 437,500 shares of its common stock. In connection with this private placement, the Company issued warrants to purchase 87,500 shares of its common stock for $10.00 per share.

     On September 29, 2000, the Company received net proceeds of $2,989,970 through the issuance of 717,703 shares of its common stock. In connection with this private placement, the Company issued warrants to purchase 119,880 shares of its common stock for $6.25 per share.

     On November 15, 2000, the Company received net proceeds of $14,259,705 through the issuance of 5,970,656 shares of its common stock. In connection with this private placement, the Company issued warrants to the investors to purchase 2,239,057 shares of its common stock for $4.33 per share. The Company paid an investment banking and other financing fees in cash of $1,133,849 and issued warrants to purchase an additional 866,000 shares its common stock for $4.33 per share.

     The Company has issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $1,312,630, $223,547 and $91,511 during 2000, 1999 and 1998, respectively. At December 31, 2000, an additional $234,924 was recorded as prepaid expenses that will be amortized during 2001 over the remaining lives of the underlying service agreements. Also during 2000, equity securities were issued in settlement of accounts payable of $202,888 with certain vendors.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company's various stock incentive plans. During 2000, 1999 and 1998, the Company issued 662,724, 1,854 and 0 shares, respectively, of its common stock and received gross proceeds of $1,547,011, $5,400 and $0, respectively, related to these exercises.

     In connection with the Company's IPO and the conversion of debentures during 1996, the Company issued a total of 3,846,427 publicly-traded warrants to purchase shares of common stock. These warrants expired pursuant to their original terms on July 19, 1999 and no warrants were exercised prior to this date. Between 1996 and 2000, the Company privately issued 7,137,637 warrants to purchase common stock at a weighted average price of $2.84 per share, primarily in connection with the Company's financings and borrowings. The Company received gross proceeds of $8,274,975, $1,838,513 and $0 through the issuance of 2,077,700, 1,545,000 and 0 shares of its common stock during 2000, 1999 and 1998, respectively, through the exercise of certain of these warrants. At December 31, 2000, the Company had warrants outstanding to purchase 3,514,937 shares of its common stock at prices that range from $2.00 to $18.00 per share, with a weighted average of $4.69 per share.

     As a condition to the Company's IPO, certain stockholders were required to escrow 1,800,000 shares of their personal common stock holdings in the Company (the "Escrowed Shares"). The Escrowed Shares were to be returned to the stockholders over a three-year period in the event the Company's revenues and earnings per share for the 12-month periods ending September 30, 1997, 1998 and 1999 exceeded certain targets or if the Company's stock price exceeded a certain per share target price. The Company did not meet the targets for escrow release. As a result, on September 30, 1997, 1998 and 1999, 300,000, 750,000 and 750,000
shares, respectively, were released from escrow and canceled by the Company, resulting in a reduction of the Company's outstanding shares of common stock on these dates of 2.1%, 3.6% and 3.1%, respectively.

PREFERRED STOCK

     From 1997 through 1999, the Company issued 3,000, 4,180, 375, 10,500, and
2,100 shares of its series A, B, C, D, and E convertible preferred stock, respectively ("Series A, B, C, D and E Preferred Stock," respectively). The preferred stock issuances accrued interest at 5.0% per year, except for the Series B Preferred Stock, which accrued interest at 4.0% per year. At December 31, 2000, all shares of the Company's convertible preferred stock had been converted into shares of its common stock.

     During 1997, the Company issued 3,000 shares of Series A Preferred Stock for gross proceeds of $3,000,000. As of December 31, 1998, all of the Series A Preferred Stock principal and interest had been converted into 1,958,981 shares of common stock. During 1997 and 1998, the Company issued 4,180 shares of Series B Preferred Stock for gross proceeds of $4,180,000. As of December 31, 1998, all of the Series B Preferred Stock principal and interest had been converted into 3,172,239 shares of common stock. During 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. As of December 31, 1999, all of the Series C Preferred Stock principal and interest had been converted into 165,230 shares of common stock. During 1999, the Company issued 10,500 shares of Series D Preferred Stock for gross proceeds of $10,000,000. As of December 31, 2000, all of the Series D Preferred Stock principal and interest had been converted into 8,204,596 shares of common stock. During 1999, the Company issued 2,000 shares of Series E Preferred Stock for gross proceeds of $2,000,000. As of December 31, 2000, all of the Series E Preferred Stock principal and interest had been converted into 1,655,714 shares of common stock.

BORROWINGS

     In April 1998, XSI entered into a term loan and revolving line of credit that were secured by its assets. Borrowings under the loans accrued interest at the prime rate plus 1.0%. During 1998, XSI borrowed $546,810 and repaid $93,604 pursuant to these loans. During 1998, XSI also repaid $557,139 pursuant to certain loans entered into prior to 1998. During 1998, interest expense under these facilities was $91,499.

     On December 17, 1998, the Company borrowed $1,250,000 from two financial institutions. The maturity date of the debt was January 29, 1999 and interest accrued at 12% per annum. On January 29, 1999, the Company repaid the principal and accrued interest through the issuance of common stock.

     In April 1999, XSI entered into a term loan and revolving line of credit that were secured by its assets. Borrowings under the loans accrued interest at the prime rate plus 1.0%. During 1999, XSI borrowed $697,470 and repaid $311,766 pursuant to these loans. At December 31, 1999, the outstanding balance under these loans was $385,704, which was repaid in May 2000. During 1999, XSI also repaid $959,718 pursuant to certain loans entered into prior to 1999. During 2000 and 1999, interest expense under these facilities was $22,479 and $53,400, respectively.

     In August 1999, the Company entered into a financing agreement with a lender under which the Company received 80% of an accounts receivable balance upon presentation to the lender of certain documentation supporting the underlying sale. The Company received the remaining 20%, net of a fee paid to the lender, upon collection by the lender of the original accounts receivable balance. The Company paid $60,000 in initial placement fees associated with this facility, all of which were amortized during 1999. During the year ended December 31, 1999, the Company received $456,315 in proceeds and incurred $9,698 in interest expense related to this facility. All of these borrowings had been repaid at December 31, 1999, except for $24,254, which was repaid in February 2000.

     On various dates during 1999, the Company borrowed a total of $583,000 from several officers of the Company pursuant to non-interest bearing promissory notes or agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000.

     Between October 1999 and December 1999, the Company borrowed $1,000,000 from an investor pursuant to a secured promissory note secured by a loan of common stock provided by a third party. In connection with this borrowing, the Company issued warrants to purchase 1,000,000 shares of its common stock at $1.00 per share. On December 31, 1999, the cashless conversion of the warrants into 1,000,000 shares of the Company's common stock was used as consideration to fully repay the loan. As compensation for the loan of stock, the Company issued 150,000 additional shares to the third party that provided the loan of stock.

     On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "1999 IBM Facility"). Borrowings under the 1999 IBM Facility are secured by the Company's equipment, inventory and accounts receivable balances. The Company paid $60,000 in initial placement fees, which were amortized over a six-month period. Under the terms of the facility, the Company borrowed $1,000,000 under a term loan and was extended a $3,000,000 credit line to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. The borrowing under the term loan accrued interest at up to the prime rate plus 2.5% per annum and was repaid in three equal installments in February, April and June 2000. Borrowings under the credit line accrue interest at up to the prime rate plus 2.75%, depending on certain specifics of the underlying sales being financed, such as the type of customer and the age of the accounts receivable balance. The Company owed $1,000,000 under the term loan at December 31, 1999 and incurred $29,688 and $9,167 in interest expense during 2000 and 1999, respectively, associated with the 1999 IBM Facility.

     In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes that required the Company to repay the borrowings by January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest on the notes accrued at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which was recorded as a note discount that was amortized into interest expense over the lives of the notes. In November and December 2000, the principal and unpaid interest were repaid upon completion by the Company of a private placement of common stock. Upon repayment, the remaining note discount balances were amortized as interest expense.

     In June 2000, XSI entered into three capital leases for computer equipment totaling $27,190. The leases have interest rates between 14.0% to 19.5% and mature in three years. At December 31, 2000, the capital lease obligation was $25,595 and interest expense for the period was $1,057.

     In July 2000, the Company entered into a new six-month $1,400,000 term loan with IBM Global Finance (the "2000 IBM Facility"), the terms of which were similar to those in the 1999 IBM Facility. The borrowing was secured by certain of the Company's equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. The Company owed $466,668 at December 31, 2000 and incurred $48,431 in interest expense during 2000 associated with the 2000 IBM Facility. The Company is currently in discussions with IBM Global Finance to obtain an expanded revolving credit facility based on the Company's inventory and accounts receivable balances.

OPERATING ACTIVITIES

     For the year ended December 31, 2000, the Company's operating activities used cash of $23,425,539, primarily as a result of its net loss and changes in working capital, and its investing activities used cash of $1,280,889. These activities were funded through the Company's financing activities which provided cash of $32,042,341, principally through the issuance of common stock. As a result, the Company's cash balance increased to from $2,126,000 at December 31, 1999 to $9,273,632 at December 31, 2000.

     For the year ended December 31, 1999, the Company's operating activities used cash of $15,728,468, primarily as a result of its net loss and the purchase of MA IV inventory, and its investing activities used cash of $1,762,177, primarily as a result of the establishment of international operations. These activities were funded through the Company's financing activities which provided cash of $18,474,417, principally through the issuance of preferred and common stock. As a result, the Company's cash balance increased from $1,052,649 at December 31, 1998 to $2,126,000 at December 31, 1999.

     For the year ended December 31, 1998, the Company's operating activities used cash of $10,704,199, primarily as a result of its net loss, and its investing activities used cash of $1,065,510. These activities were funded through the Company's financing activities which provided cash of $11,803,749, principally through the issuance of common stock. As a result, the Company's cash balance increased from $1,018,609 at December 31, 1997 to $1,052,649 at December 31, 1998.

     The Company's consolidated financial statements contain a provision for income tax expense related to its operations outside the United States. Subject to realization, the Company has generated net operating losses in the U.S. that can be used to offset taxable operating income in the future. The Company's future operations, if profitable, will be subject to income tax expense not previously incurred by the Company (see Note 10 to the Consolidated Financial Statements). At December 31, 2000, the Company had approximately $66,000,000 and $2,000,000 of net operating loss carry forwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses will begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

     At December 31, 2000, the Company had commitments to purchase additional inventory and engineering services from its suppliers and partners. These commitments result from agreements to purchase additional inventory and to enhance, design and manufacture the MA IV product line as well as the Company's next generation products. While the timing and amount of certain of these shipments and services may be adjusted, the total amount scheduled to be paid in the first six months of 2001 is approximately $6,000,000.

     The Company has incurred operating losses throughout 2000 and expects such losses to continue in the near term as it expands its product development and marketing efforts. At December 31, 2000, the Company had an accumulated deficit of approximately $72,200,000. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flows through 2001 and potentially thereafter.

     The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production of its Mobile Assistant series, develops new models in the Mobile Assistant series, further expands its sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the Mobile Assistant series and other products, and competitive pressures on gross margins will impact the magnitude and timing of the Company's cash requirements. Management is currently exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity offerings, strategic investments, strategic partnerships and various forms of debt financing. The Company has established a borrowing facility based on inventory and accounts receivable. This facility allows for the funding of large orders through borrowings made at the time the Company receives a customer's purchase order through the collection of the customer's receivable. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and principal repayments and may be required to comply with financial covenants or other restrictions. The Company's management believes that the combination of cash on hand, cash flows from operations, and outside funding will provide sufficient liquidity to meet the Company's ongoing cash requirements. Although the equity markets have declined in recent months, management believes the Company will be successful in its efforts to obtain such additional financing, based both on its historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required but that such reduction would negatively impact progress on implementing the Company's business plan.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in foreign currency exchange rates, changes in interest rates and the conversion of foreign currencies to the Euro. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company's financial position at December 31, 2000. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

     The majority of the Company's revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company's international manufacturing, research and development, sales and marketing, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and German Deutsche Mark. Historically, the Company has not had significant realized gains or losses in transactions denominated in foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company's management believes that the potential impact of these movements does not justify the costs of entering into such contracts. As international sales and operations increase, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency. During 2000, the Company's operations in Europe and Asia comprised 16.8% and 7.7% of its total revenue and 6.6% and 6.3% of its net loss, respectively. At December 31, 2000, the Company's assets in Europe and Asia comprised 7.8% and 10.1% of its total assets, respectively. According to published sources, the average fluctuation of the German Deutsche Mark during 2000, 1999 and 1998 was -8.8%, -10.2% and 2.2%, respectively, and the average fluctuation of the Japanese Yen during 2000, 1999 and 1998 was -5.3%, -0.8% and -0.6%, respectively. Management believes that these fluctuations did not have a material impact on the Company's results of operations or financial position for 2000, 1999 and 1998.

INTEREST RATE SENSITIVITY

     As discussed in the "Liquidity and Capital Resources" section, the Company has historically entered into debt financings, has established a borrowing facility based on inventory and accounts receivable balances and is currently exploring various new financing alternatives, including debt financing. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and may be required to comply with financial covenants or other restrictions. Interest rate increases may materially increase the Company's interest expense, hinder the Company's ability to borrow additional funds or have a negative affect on the ability of the Company's customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company's management believes that the potential impact of these movements does not justify the costs of entering into such contracts. As the Company's exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average fluctuation of the prime interest rate during 2000, 1999 and 1998 was 8.4%, 8.0% and 9.2%, respectively. Management believes that these fluctuations did not have a material impact on the Company's results of operations or financial position for 2000, 1999 and 1998.

EURO CONVERSION

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. Issues facing the Company as a result of the introduction of the Euro include the conversion of information technology systems, reassessment of foreign currency exchange risk, negotiation and amendment of existing agreements and contracts, and processing of tax and accounting records. The Company continues to address these issues and does not expect the Euro conversion to have a material impact on the Company's results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................  F-1
Consolidated Balance Sheets -- December 31, 2000 and 1999...  F-2
Consolidated Statements of Operations -- Years ended
  December 31, 2000, 1999 and 1998..........................  F-3
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2000, 1999 and 1998....................  F-4
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000, 1999 and 1998..........................  F-5
Notes to Consolidated Financial Statements..................  F-6
Supplemental Financial Information..........................  F-22

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Xybernaut Corporation

     We have audited the accompanying consolidated balance sheets of Xybernaut Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xybernaut Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

/s/ Grant Thornton, LLP

Vienna, VA
February 9, 2001

                             XYBERNAUT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
      Cash and cash equivalents.............................  $  9,273,632   $  2,126,000
      Accounts receivable, net of allowances of $129,355 and
       $140,968.............................................     3,470,600      1,704,310
      Inventory, net of reserves of $1,370,000 and
       $120,000.............................................     3,207,939      6,081,450
      Notes receivable from officers, net...................       998,581         48,953
      Prepaid and other current assets......................       877,045        635,288
                                                              ------------   ------------
          Total current assets..............................    17,827,797     10,596,001
                                                              ------------   ------------
Property and equipment, net.................................       841,875        801,310
                                                              ------------   ------------
Other assets:
      Patent costs, net of accumulated amortization of
       $777,431 and $520,683................................       790,014        703,174
      Tooling costs, net of accumulated amortization of
       $735,985 and $630,890, and reserves of $250,000 and
       $0, respectively.....................................       197,578        286,456
      Other.................................................       585,418        483,738
                                                              ------------   ------------
          Total other assets................................     1,573,010      1,473,368
                                                              ------------   ------------
          Total assets......................................  $ 20,242,682   $ 12,870,679
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable......................................  $  1,900,924   $  4,929,010
      Accrued expenses and other............................     2,054,359      2,443,683
      Deferred revenue......................................       468,534         40,263
      Notes and loans payable...............................       492,263      1,409,958
                                                              ------------   ------------
          Total current liabilities.........................  $  4,916,080   $  8,822,914
                                                              ------------   ------------
Commitments and contingencies
  Stockholders' equity:
      Preferred stock, $0.01 par value, 6,000,000 shares
       authorized, 0 and 4,600 shares issued and
       outstanding, liquidation preference $0 and
       $4,600,000...........................................  $         --   $  3,996,588
      Common stock, $0.01 par value, 80,000,000 shares
       authorized, 45,395,818 and 30,373,734 shares issued
       and outstanding......................................       453,958        303,737
      Additional paid-in capital............................    87,301,374     47,746,424
      Foreign currency translation..........................      (185,983)        58,541
      Accumulated deficit...................................   (72,242,747)   (48,057,525)
                                                              ------------   ------------
          Total stockholders' equity........................  $ 15,326,602   $  4,047,765
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 20,242,682   $ 12,870,679
                                                              ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           2000           1999           1998
                                                       ------------   ------------   ------------
Revenue:
      Product........................................  $  6,101,575   $  4,493,358   $  2,966,598
      Consulting, licensing and other................     3,403,316      3,859,416      2,480,772
                                                       ------------   ------------   ------------
          Total revenue..............................     9,504,891      8,352,774      5,447,370
Cost of sales:
      Product........................................     4,990,348      3,365,463      2,446,594
      Consulting, licensing and other................     2,088,716      2,632,158      1,726,097
      Inventory reserve..............................     1,500,000        120,000      1,225,557
                                                       ------------   ------------   ------------
          Gross income...............................       925,827      2,235,153         49,122
Operating expenses:
      Sales and marketing............................    11,480,812      9,593,619      5,378,250
      General and administrative.....................     6,065,241      6,907,442      4,832,637
      Research and development.......................     5,925,837      2,462,752      2,870,808
      Merger costs...................................       621,048             --             --
                                                       ------------   ------------   ------------
          Total operating expenses...................    24,092,938     18,963,813     13,081,695
                                                       ------------   ------------   ------------
          Operating loss.............................   (23,167,111)   (16,728,660)   (13,032,573)
Interest and other (expense)/income, net.............      (980,643)        27,649         80,635
                                                       ------------   ------------   ------------
      Loss before provision for income taxes.........   (24,147,754)   (16,701,011)   (12,951,938)
Provision/(benefit) for income taxes.................        37,468         (3,598)        49,400
                                                       ------------   ------------   ------------
      Net loss.......................................   (24,185,222)   (16,697,413)   (13,001,338)
Provision for preferred stock dividends..............        10,438        311,714         59,303
Provision for accretion on preferred stock beneficial
  conversion feature.................................            --      1,507,376        907,489
                                                       ------------   ------------   ------------
      Net loss applicable to holders of common
        stock........................................  $(24,195,660)  $(18,516,503)  $(13,968,130)
                                                       ============   ============   ============
      Net loss per common share applicable to holders
        of common stock (basic and diluted)..........  $      (0.63)  $      (0.76)  $      (0.77)
                                                       ============   ============   ============
      Weighted average number of common shares
        outstanding (basic and diluted)..............    38,592,282     24,271,703     18,067,718
                                                       ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          NUMBER OF SHARES         VALUE OF SHARES       ADDITIONAL     ACCUMULATED
                                       ----------------------   ----------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED
                                       PREFERRED     COMMON      PREFERRED     COMMON      CAPITAL        INCOME         DEFICIT
                                       ---------   ----------   -----------   --------   -----------   -------------   ------------
BALANCE, JANUARY 1, 1998 AS
 PREVIOUSLY REPORTED.................    5,430     14,360,515   $ 4,193,355   $143,605   $17,181,329     $      --     $(18,252,843)
POOLING OF INTERESTS -- XSI..........        -        217,000            --      2,170       307,534            --         (105,931)
                                        ------     ----------   -----------   --------   -----------     ---------     ------------
RESTATEMENT FOR POOLING OF INTERESTS
 XSI.................................    5,430     14,577,515   $ 4,193,355   $145,775   $17,488,863     $      --     $(18,358,774)
                                        ------     ----------   -----------   --------   -----------     ---------     ------------
Issuance of common stock.............       --      3,007,323            --     30,074     9,505,523            --               --
Issuance of preferred stock..........    1,375             --     1,240,053         --            --            --               --
Conversion of preferred stock into
 common stock........................   (6,617)     4,922,313    (5,982,049)    49,222     6,001,430            --               --
Value, and accretion of, beneficial
 conversion feature on preferred
 stock, net..........................       --             --       731,019         --      (731,019)           --               --
Amortization of deferred
 compensation........................       --             --            --         --            --            --               --
Cancellation of escrow shares of
 common stock........................       --       (750,000)           --     (7,500)        7,500            --               --
Unrealized gain on investments.......       --             --            --         --            --        27,035               --
Net loss.............................       --             --            --         --            --            --      (13,001,338)
                                        ------     ----------   -----------   --------   -----------     ---------     ------------
Total comprehensive loss.............
                                        ------     ----------   -----------   --------   -----------     ---------     ------------
BALANCE, DECEMBER 31, 1998...........      188     21,757,151   $   182,378   $217,571   $32,272,297     $  27,035     $(31,360,112)
                                        ======     ==========   ===========   ========   ===========     =========     ============
Issuance of common stock.............       --      2,008,283            --     20,083     5,991,560            --               --
Issuance of preferred stock..........   12,600             --    11,418,621         --            --            --               --
Conversion of preferred stock into
 common stock........................   (8,188)     5,809,000    (7,604,411)    58,090     7,423,100            --               --
Exercise of warrants.................       --      1,545,000            --     15,450     1,823,063            --               --
Exercise of stock options............       --          1,800            --         18         5,382            --               --
Equity issued for services...........       --          2,500            --         25       223,522            --               --
Cancellation of escrow shares of
 common stock........................       --       (750,000)           --     (7,500)        7,500            --               --
Unrealized loss on investments.......       --             --            --         --            --       (27,035)              --
Foreign currency translation.........       --             --            --         --            --        58,541               --
Net loss.............................       --             --            --         --            --            --      (16,697,413)
                                        ------     ----------   -----------   --------   -----------     ---------     ------------
Total comprehensive loss.............       --             --            --         --            --            --               --
                                        ------     ----------   -----------   --------   -----------     ---------     ------------
BALANCE, DECEMBER 31, 1999...........    4,600     30,373,734   $ 3,996,588   $303,737   $47,746,424     $  58,541     $(48,057,525)
                                        ======     ==========   ===========   ========   ===========     =========     ============
Issuance of common stock.............       --      7,923,359            --     79,234    22,992,004            --               --
Conversion of preferred stock into
 common stock........................   (4,600)     4,173,430    (3,996,588)    41,734     4,098,320            --               --
Exercise of warrants.................       --      2,077,700            --     20,777     9,175,650            --               --
Exercise of stock options............       --        662,724            --      6,627     1,540,384            --               --
Equity issued for services...........       --        184,871            --      1,849     1,748,592            --               --
Foreign currency translation.........       --             --            --         --            --      (244,524)
Net loss.............................       --             --            --         --            --            --      (24,185,222)
                                        ------     ----------   -----------   --------   -----------     ---------     ------------
Total comprehensive loss.............       --             --            --         --            --            --               --
                                        ------     ----------   -----------   --------   -----------     ---------     ------------
BALANCE, DECEMBER 31, 2000...........       --     45,395,818   $        --   $453,958   $87,301,374     $(185,983)    $(72,242,747)
                                        ======     ==========   ===========   ========   ===========     =========     ============

                                                          TOTAL
                                         DEFERRED     STOCKHOLDERS'
                                       COMPENSATION      EQUITY
                                       ------------   -------------
BALANCE, JANUARY 1, 1998 AS
 PREVIOUSLY REPORTED.................    $(91,511)    $  3,173,935
POOLING OF INTERESTS -- XSI..........          --          203,773
                                         --------     ------------
RESTATEMENT FOR POOLING OF INTERESTS
 XSI.................................    $(91,511)       3,377,708
                                         --------     ------------
Issuance of common stock.............          --        9,535,597
Issuance of preferred stock..........          --        1,240,053
Conversion of preferred stock into
 common stock........................          --           68,603
Value, and accretion of, beneficial
 conversion feature on preferred
 stock, net..........................          --               --
Amortization of deferred
 compensation........................      91,511           91,511
Cancellation of escrow shares of
 common stock........................          --               --
Unrealized gain on investments.......          --           27,035
Net loss.............................          --      (13,001,338)
                                         --------     ------------
Total comprehensive loss.............                  (12,974,303)
                                         --------     ------------
BALANCE, DECEMBER 31, 1998...........    $     --     $  1,339,169
                                         ========     ============
Issuance of common stock.............          --        6,011,643
Issuance of preferred stock..........          --       11,418,621
Conversion of preferred stock into
 common stock........................          --         (123,221)
Exercise of warrants.................          --        1,838,513
Exercise of stock options............          --            5,400
Equity issued for services...........          --          223,547
Cancellation of escrow shares of
 common stock........................          --               --
Unrealized loss on investments.......          --          (27,035)
Foreign currency translation.........          --           58,541
Net loss.............................          --      (16,697,413)
                                         --------     ------------
Total comprehensive loss.............          --      (16,665,907)
                                         --------     ------------
BALANCE, DECEMBER 31, 1999...........    $     --     $  4,047,765
                                         ========     ============
Issuance of common stock.............          --       23,071,238
Conversion of preferred stock into
 common stock........................          --          143,466
Exercise of warrants.................          --        9,196,427
Exercise of stock options............          --        1,547,011
Equity issued for services...........          --        1,750,441
Foreign currency translation.........          --         (244,524)
Net loss.............................          --      (24,185,222)
                                         --------     ------------
Total comprehensive loss.............          --      (24,429,746)
                                         --------     ------------
BALANCE, DECEMBER 31, 2000...........    $     --     $ 15,326,602
                                         ========     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             XYBERNAUT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..............................................  $(24,185,222)  $(16,697,413)  $(13,001,338)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization.......................     1,617,729      1,509,350        624,365
    Loss/(gain) on disposal of assets...................            --         20,990         (6,626)
    Provision for inventory and tooling.................     1,500,000        120,000      1,226,006
    Provision for bad debts.............................        79,620         49,837         37,920
    Amortization of note discount.......................       921,452             --             --
    Non-cash charges from equity securities issued for
       services.........................................     1,312,630        223,547         91,511
    Reduction of carrying value for equipment...........            --             --        233,097
    Changes in assets and liabilities:
       Inventory........................................     1,051,244     (4,005,468)      (838,795)
       Accounts receivable..............................    (1,765,736)       (77,720)      (993,644)
       Prepaid and other current assets.................       (59,297)      (223,517)       (43,596)
       Notes receivable from officers, net..............      (949,628)        18,956        (65,749)
       Other assets.....................................      (299,995)      (143,520)        34,081
       Accounts payable.................................    (2,664,175)     2,279,440      1,634,043
       Accrued expenses and other.......................      (412,432)     1,325,751        242,172
       Deferred revenue.................................       428,271       (128,701)       122,354
                                                          ------------   ------------   ------------
    Net cash used in operating activities...............   (23,425,539)   (15,728,468)   (10,704,199)
                                                          ------------   ------------   ------------
Cash flows from investing activities:
  Acquisition of property and equipment.................      (673,485)    (1,143,429)      (335,969)
  Proceeds from sale of property, equipment and other...            --        659,697         32,312
  Acquisition of patents and trademarks.................      (364,859)      (349,900)      (313,109)
  Capitalization of tooling costs.......................      (217,545)      (808,545)      (448,744)
  Capitalization of loan costs..........................       (25,000)      (120,000)            --
                                                          ------------   ------------   ------------
    Net cash used in investing activities...............    (1,280,889)    (1,762,177)    (1,065,510)
                                                          ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from:
    Common stock offerings, net.........................    23,163,645      6,011,643      9,186,659
    Preferred stock offerings, net......................            --     11,418,621      1,490,553
    Exercise of warrants................................     8,274,975      1,838,513             --
    Exercise of stock options...........................     1,547,011          5,400             --
    Notes and loans.....................................     4,425,000      3,726,785      1,796,810
  Payments for:
    Notes and loans.....................................    (5,368,290)    (4,526,545)      (670,273)
                                                          ------------   ------------   ------------
    Net cash provided by financing activities...........    32,042,341     18,474,417     11,803,749
                                                          ------------   ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents...........................................      (188,281)        89,579             --
Net increase in cash and cash equivalents...............     7,147,632      1,073,351         34,040
Cash and cash equivalents, beginning of period..........     2,126,000      1,052,649      1,018,609
                                                          ------------   ------------   ------------
Cash and cash equivalents, end of period................  $  9,273,632   $  2,126,000   $  1,052,649
                                                          ============   ============   ============
Supplemental disclosure of cash flow information:
    Cash paid for interest..............................  $    368,601   $     71,767   $     96,531
    Cash paid for taxes.................................  $     44,946   $     17,813   $         --
Supplemental disclosure of non-cash financing
  activities:
    Equity securities issued for payment of services
       provided.........................................  $  1,312,630   $    223,547   $     91,511
    Equity securities issued for future services........  $    234,924   $         --   $         --
    Equity securities issued as payment of accounts
       payable..........................................  $    202,888   $         --   $         --
    Equity securities issued in consideration of loan
       repayment........................................  $         --   $  2,250,000   $         --
    Charges to conform accounting policies during
       merger...........................................  $    168,365   $         --   $         --
    Unrealized gain on marketable securities............  $         --   $     26,120   $         --
    Accrued dividend on preferred stock.................  $     10,438   $    311,714   $     59,303
    Common stock issued for dividend on preferred
       stock............................................  $    153,904   $    188,493   $    134,833

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             XYBERNAUT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND FINANCING

     Xybernaut Corporation, a Delaware corporation ("Xybernaut" or the "Company"), is engaged in the research, development and commercialization of mobile, wearable computing and communication systems along with software and service solutions designed to enhance productivity, improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). The Mobile Assistant(R) ("MA") series is the Company's primary hardware product line, with the Mobile Assistant IV (the "MA IV(R)") and Mobile Assistant IV TC currently available and the Mobile Assistant V scheduled for availability in 2001.

     The Company was formed in 1990 and completed its Initial Public Offering ("IPO") on July 18, 1996. On April 7, 2000, Xybernaut acquired Selfware, Inc, which subsequently changed its name to Xybernaut Solutions, Inc. ("XSI"). The merger was accounted for as a pooling of interests. All financial data of the Company, including Xybernaut's previously issued financial statements for the periods presented in this Form 10-K, have been restated to include the historical financial information of XSI.

     The Company has incurred significant recurring losses from operations since inception and will require additional capital to fund its business plan and meet its ongoing obligations for 2001 and potentially beyond. Management believes the Company will be successful in its efforts to obtain such financing, based both on its historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company will not incur additional losses or will not require significant amounts of additional capital. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S.), Xybernaut GmbH (Boeblingen, Germany), and Xybernaut K.K. (Yokohama, Japan). All significant intercompany accounts and transactions have been eliminated in the consolidation. Net gains and losses resulting from foreign currency transactions have not been material.

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

  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000, the Company had $425,000 in restricted cash, consisting of investments with original maturities of greater than three months and cash designated as collateral for a letter of credit.

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  INVENTORY

     At December 31, 2000, inventory consisted primarily of MA IV component hardware parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. During 2000, the Company announced the introduction of the MA IV TC, a new model of its MA IV product line, as well as the MA V, a new product line, both of which are scheduled for introduction during 2001. While the Company's management believes that it can sell the existing MA IV inventory at above historical cost, the Company has established an inventory reserve to cover potential losses in selling this inventory, given the uncertainties created by the introduction of these new products. In the event that anticipated sales of the Company's hardware products do not materialize, additional adjustments may be necessary to write down the carrying value of the Company's inventory of these components. As of December 31, 2000, 1999 and 1998, the allowance to reduce inventory balances to net realizable value was $1,370,000, $120,000 and $770,557, respectively. The reserve at December 31, 1998 represents the full reduction of all inventory components related to the Company's prior generations of products which were not compatible with the MA IV.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures......................................  3-7 years
Equipment...................................................  3-7 years
Leasehold improvements......................................    3 years
Demonstration units.........................................    1 year

     XSI had purchased certain condominium units which were sold during 1999. These units and related improvements were depreciated over 31.5 to 39 years. Expenditures for maintenance and repairs are expensed directly to the appropriate operating account as incurred. Expenditures determined to represent additions and improvements are capitalized.

  TOOLING COSTS

     Capitalized tooling costs consist of payments made to third-party vendors for their products and services that are used in the design and manufacturing of the Company's proprietary hardware products. Tooling costs are amortized as a component of cost of sales based upon the number of units sold in a given period compared to the total number of units expected in a product's production run. Management periodically assesses the need to provide for obsolescence of tooling costs and adjusts the carrying values to their net realizable value when required. During 2000, 1999 and 1998, the Company recognized charges of $250,000, $0, and $455,000, respectively, related to reserves on its capitalized tooling assets. The 2000 charge results from the scheduled introduction of the Company's new MA IV TC and MA V product lines. The 1998 charge represents the full reduction of all tooling assets related to the Company's prior generations of products which were not compatible with the MA IV. In the event that the anticipated production run size or sales of a product do not materialize, additional adjustment may be necessary to write down the carrying value of the Company's tooling costs.

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  SOFTWARE DEVELOPMENT COSTS

     Software development costs are included as a component of research and development expense and are recorded during the period in which they are incurred. Statement of Financial Accounting Standards ("SFAS") No. 86 requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. Capitalized software costs are amortized either on a straight-line basis over the estimated product life or based on the ratio of current revenues to total projected product revenues.

  RETAINAGE

     Certain government contracts of XSI require five to ten percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made. Since the amounts billed will not be collected within one year of the financial statements date, the balance is included in long-term other assets. Retainage at December 31, 2000, 1999, and 1998 was $204,117, $13,393, and $5,245, respectively.

  PATENT COSTS

     The Company capitalizes legal fees, filing fees and other direct costs incurred to obtain patents and trademarks. These costs are amortized on a straight-line basis over a five-year period and are presented as general and administrative expenses. Patent and trademark amortization expense was $258,732, $206,701 and $136,906 during 2000, 1999 and 1998, respectively. Costs associated with the maintenance and upkeep of existing patents are expensed as incurred as part of general and administrative expenses.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Management of the Company monitors the carrying value of long-lived assets for potential impairment on an on-going basis. Potential impairment would be determined by comparing the carrying value of these assets with their related, expected future net cash flows. Should the sum of the related, expected future net cash flows be less than the carrying value, management would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the future discounted cash flows. No such impairment losses were recorded during 2000, 1999 or 1998.

  REVENUE RECOGNITION AND WARRANTIES

     The Company's revenues are principally derived from sales of its hardware and software products and from consulting services. Revenue from product sales is recognized upon shipment of the Company's products to end-users pursuant to binding customer purchase orders. When shipments are made to distributors, revenue is recognized upon ultimate sale by the distributors to end-users, when the distributors purchase product for their own use pursuant to separate binding purchase orders, or when returns can be reasonably estimated. For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. However, the Company's suppliers for the significant components of the MA IV, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. The Company recorded warranty expense of $0, $36,204 and $59,678 during 2000, 1999 and 1998, respectively, and had a warranty reserve of $99,368, $100,781 and $64,577 at December 31, 2000, 1999 and 1998, respectively.

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     Revenue recognition related to consulting services is dependent on the terms and conditions of the Company's various contracts with its customers. Revenue is typically recognized ratably over the contractual periods or as the services are provided. In time-and-materials contracts, revenue is recognized as the Company incurs billable costs. In fixed-price contracts, revenue is recorded on the basis of estimated percentage of completion, based on the ratio of costs incurred over total estimated costs to complete.

  INCOME TAXES

     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. The provision for income taxes in 2000 and 1999 results from the operations of the Company's international subsidiaries.

  COMPREHENSIVE INCOME

     The Company separately reports net loss and other comprehensive income or loss pursuant to SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The Company's other comprehensive income is comprised primarily of gains and losses related to foreign currency translation and investments. For 2000, the comprehensive loss was $24,429,746, consisting of a net loss of $24,185,222 and a foreign currency translation loss of $244,524. For 1999, the comprehensive loss was $16,665,907, consisting of a net loss of $16,697,413, a foreign currency translation gain of $58,541 and an unrealized loss on investments of $27,035. For 1998, the comprehensive loss was $12,974,303, consisting of a net loss of $13,001,338 and an unrealized gain on investments of $27,035.

  NET LOSS PER SHARE

     Basic earnings (or loss) per share is calculated using the weighted average number of shares of common stock outstanding during a reporting period. Diluted loss per share adjusts the weighted average number of outstanding shares for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. For all periods presented in this Form 10-K, the Company's diluted loss per share is equal to its basic loss per share because the effects of exercise were anti-dilutive given the losses the Company incurred during such periods.

     In connection with the Company's IPO in 1996, 1,800,000 shares of stock were placed in escrow. Escrowed shares were considered issued and outstanding and were reported as such on the combined balance sheets until their cancellation. All escrowed shares had been cancelled as of December 31, 1999. The basic and diluted loss per share amounts were calculated using the Company's outstanding shares less those shares held in escrow to avoid their anti-dilutive effects given the losses recorded by the Company. Therefore, the cancellation of shares from escrow does not affect the reported losses per share.

  ISSUANCE OF EQUITY SECURITIES FOR SERVICES

     The Company periodically issues equity securities, primarily shares of common stock and warrants to purchase common stock, to vendors and consultants in return for goods or services. These transactions are

                             XYBERNAUT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

recorded at either the fair value of the securities issued or at the fair value of goods received or services performed, whichever is more reliably measured.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2000, 1999 and 1998, because of the relatively short maturity of these instruments. The carrying value of the notes and loans receivable or payable approximated fair value as of December 31, 2000, 1999 and 1998, based upon market prices for the same or similar issues.

  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues and expenses are translated at the average exchange rate for the year. Gains and losses on foreign currency transactions are immaterial for the years ended December 31, 2000, 1999 and 1998.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 provides guidance on how to account for stock-based compensation, including stock option grants. FIN 44 was effective July 1, 2000. The Company adopted FIN 44 during 2000. The adoption of the Interpretation did not have a significant effect on the Company's results of operations or its financial position.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition, income statement presentation and financial disclosures. The Company adopted SAB 101 during 2000. At December 31, 2000, the Company had deferred $309,780 in revenue associated with shipments of its hardware products pursuant to sales contracts which included provisions for future upgrades of its products. The Company expects to recognize this deferred revenue during 2001 as the upgraded products are ultimately shipped to the customers.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 1999, the required implementation date of SFAS 133 was delayed to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, the Company does not utilize derivative instruments, but may elect to do so to hedge foreign currency, interest rate or other exposures if such exposures become significant. The adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company will adopt SFAS 133 for the fiscal year ending December 31, 2001.

  RECLASSIFICATIONS

     Certain 1998 and 1999 balances and disclosures have been reclassified to conform to the 2000 presentation.

                             XYBERNAUT CORPORATION

3. BUSINESS COMBINATION

     On April 7, 2000, the Company acquired XSI, a provider of enterprise management services and software for projects, maintenance and work flow, for approximately $8,100,000 (the "Merger"). Pursuant to the terms of the Merger, the Company issued 429,327 shares of its common stock valued at an effective price of $18.97 per share. The Merger was accounted for as a pooling of interests.

     The terms of the Merger were determined in arms-length negotiations between the Company and XSI. A fairness opinion for the acquisition was provided to the Company's board of directors by Merrill Lynch. This opinion covered only the fairness of the exchange ratio for the Merger from a financial point of view and did not address the merits of the decision to merge with XSI or the financial impact of such Merger. The former chairman and CEO of XSI served on the Company's board of directors during 1996 and 1997 and served as an officer of the Company during a portion of 2000.

     Prior to the Merger, there were no material transactions between Xybernaut and XSI. The Company incurred costs of $621,048 associated with the Merger. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal, and accounting services, and $168,365 in non-cash charges to conform certain of XSI's accounting policies to those of the Company.

     The following information presents certain income statement data of Xybernaut and XSI for the periods preceding the Merger:

                                               FOR THE THREE      FOR THE TWELVE       FOR THE TWELVE
                                                MONTHS ENDED       MONTHS ENDED         MONTHS ENDED
                                               MARCH 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                                               --------------    -----------------    -----------------
Revenue:
  Xybernaut..................................   $ 1,498,192        $  3,340,272         $    875,560
  XSI........................................       606,280           5,012,502            4,571,810
                                                -----------        ------------         ------------
                                                $ 2,104,472        $  8,352,774         $  5,447,370
                                                ===========        ============         ============
Net Income/(Loss):
  Xybernaut..................................   $(4,534,762)       $(16,775,797)        $(13,111,488)
  XSI........................................      (240,643)             78,384              110,150
                                                -----------        ------------         ------------
                                                $(4,775,405)       $(16,697,413)        $(13,001,338)
                                                ===========        ============         ============

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Furniture and fixtures....................................  $   285,444    $   303,189
Equipment.................................................    1,192,134      1,005,926
Leasehold improvements....................................      256,232        257,868
Demonstration units.......................................    1,417,509        922,604
                                                            -----------    -----------
                                                              3,151,319      2,489,587
Less accumulated depreciation and amortization............   (2,309,444)    (1,688,277)
                                                            -----------    -----------
                                                            $   841,875    $   801,310
                                                            ===========    ===========

     Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $776,133, $759,332, and $440,417 respectively. XSI had purchased condominium units which were sold during 1999 for gross

                             XYBERNAUT CORPORATION

4. PROPERTY AND EQUIPMENT, CONTINUED:

proceeds of $643,506 resulting in a loss of $60,894. Included in property at December 31, 2000 is $25,147 of computer equipment, net of depreciation of $2,043, purchased by XSI under capital leases.

5. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Accrued salaries, benefits and vacation.....................  $  861,417    $1,023,566
Professional fees...........................................     254,739       565,496
Warranty reserve............................................      99,368       100,781
Dividends on preferred stock................................          --       143,466
Other.......................................................     838,835       610,374
                                                              ----------    ----------
                                                              $2,054,359    $2,443,683
                                                              ==========    ==========

     Other accruals consist of amounts related to expenses incurred in the normal course of business, such as employee travel costs, sales and other taxes, and royalty costs for software sales.

6. BORROWINGS

     In April 1998, XSI entered into a term loan and revolving line of credit that were secured by its assets. Borrowings under the loans accrued interest at the prime rate plus 1.0%. During 1998, XSI borrowed $546,810 and repaid $93,604 pursuant to these loans. During 1998, XSI also repaid $557,139 pursuant to certain loans entered into prior to 1998. During 1998, interest expense under these facilities was $91,499.

     On December 17, 1998, the Company borrowed $1,250,000 from two financial institutions. The maturity date of the debt was January 29, 1999 and interest accrued at 12% per annum. On January 29, 1999, the Company repaid the principal and accrued interest through the issuance of common stock.

     In April 1999, XSI entered into a term loan and revolving line of credit that were secured by its assets. Borrowings under the loans accrued interest at the prime rate plus 1.0%. During 1999, XSI borrowed $697,470 and repaid $311,766 pursuant to these loans. At December 31, 1999, the outstanding balance under these loans was $385,704, which was repaid in May 2000. During 1999, XSI also repaid $959,718 pursuant to certain loans entered into prior to 1999. During 2000 and 1999, interest expense under these facilities was $22,479 and $53,400, respectively.

     In August 1999, the Company entered into a financing agreement with a lender under which the Company received 80% of an accounts receivable balance upon presentation to the lender of certain documentation supporting the underlying sale. The Company received the remaining 20%, net of a fee paid to the lender, upon collection by the lender of the original accounts receivable balance. The Company paid $60,000 in initial placement fees associated with this facility, all of which were amortized during 1999. During the year ended December 31, 1999, the Company received $456,315 in proceeds and incurred $9,698 in interest expense related to this facility. All of these borrowings had been repaid at December 31, 1999, except for $24,254, which was repaid in February 2000.

     On various dates during 1999, the Company borrowed a total of $583,000 from several officers of the Company pursuant to non-interest bearing promissory notes or agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000.

                             XYBERNAUT CORPORATION

6. BORROWINGS, CONTINUED:

     Between October 1999 and December 1999, the Company borrowed $1,000,000 from an investor pursuant to a secured promissory note secured by a loan of common stock provided by a third party. In connection with this borrowing, the Company issued warrants to purchase 1,000,000 shares of its common stock at $1.00 per share. On December 31, 1999, the cashless conversion of the warrants into 1,000,000 shares of the Company's common stock was used as consideration to fully repay the loan. As compensation for the loan of stock, the Company issued 150,000 additional shares to the third party that provided the loan of stock.

     On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (the "1999 IBM Facility"). Borrowings under the 1999 IBM Facility are secured by the Company's equipment, inventory and accounts receivable balances. The Company paid $60,000 in initial placement fees, which were amortized over a six-month period. Under the terms of the facility, the Company borrowed $1,000,000 under a term loan and was extended a $3,000,000 credit line to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. The borrowing under the term loan accrued interest at up to the prime rate plus 2.5% per annum and was repaid in three equal installments in February, April and June 2000. Borrowings under the credit line accrue interest at up to the prime rate plus 2.75%, depending on certain specifics of the underlying sales being financed, such as the type of customer and the age of the accounts receivable balance. The Company owed $1,000,000 under the term loan at December 31, 1999 and incurred $29,688 and $9,167 in interest expense during 2000 and 1999, respectively, associated with the 1999 IBM Facility.

     In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes that required the Company to repay the borrowings by January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest on the notes accrued at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which was recorded as a note discount that was amortized into interest expense over the lives of the notes. In November and December 2000, the principal and unpaid interest were repaid upon completion by the Company of a private placement of common stock. Upon repayment, the remaining note discount balances were amortized as interest expense.

     In June 2000, XSI entered into three capital leases for computer equipment totaling $27,190. The leases have interest rates between 14.0% to 19.5% and mature in three years. At December 31, 2000, the capital lease obligation was $25,595 and interest expense for the period was $1,057.

     In July 2000, the Company entered into a new six-month $1,400,000 term loan with IBM Global Finance (the "2000 IBM Facility"), the terms of which were similar to those in the 1999 IBM Facility. The borrowing was secured by certain of the Company's equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. The Company owed $466,668 at December 31, 2000 and incurred $48,431 in interest expense during 2000 associated with the 2000 IBM Facility. The Company is currently in discussions with IBM Global Finance to obtain an expanded revolving credit facility based on the Company's inventory and accounts receivable balances.

7. STOCKHOLDERS' EQUITY

  COMMON STOCK

     On April 13, 1998, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with a private investor. On several occasions during 1998, the Company received gross proceeds of $4,006,957 through the issuance of 1,529,582 shares of its common stock and 360,000 warrants to purchase shares of its common stock at between $1.76 and $5.25 per share.

                             XYBERNAUT CORPORATION

7. STOCKHOLDERS' EQUITY, CONTINUED:

     On May 22, 1998, the Company received gross proceeds of $375,000 through the issuance of 110,294 shares of its common stock concurrent with the issuance of the Company's series C preferred stock.

     In November 1998, the Company received gross proceeds of $1,595,000 through the issuance of 440,000 shares of its common stock.

     On various dates in 1998, the Company received gross proceeds of $3,600,000 pursuant to the terms of several investment agreements in which the Company issued 747,047 shares of common stock at prices ranging from $4.04 to $6.50 and issued warrants to purchase 37,500 shares of common stock at between $9.09 and $13.05 per share. These agreements restricted the sale or transfer of the shares of common stock issued for certain periods of time, all of which have expired as of December 31, 2000.

     On various dates during 1998, XSI received proceeds of $250,500 through the issuance of shares of its common stock which were converted into 180,400 shares of Xybernaut's common stock at the Merger.

     On January 29, 1999 the Company issued an additional 841,356 shares of common stock for between $4.08 and $4.46 per share pursuant to the Equity Line Agreement for cash proceeds of $2,110,000 and for use as consideration for the repayment of $1,250,000 in notes payable. In addition, the Company issued warrants to purchase 200,000 shares of common stock for $5.50 and $6.00 per share. Subsequent to this transaction, the Company terminated the Equity Line Agreement.

     On September 21, 1999, the Company received gross proceeds of $100,000 through the issuance of 135,000 shares of its common stock. The private placement agreement restricted the sale or transfer of the shares of common stock for a one-year period.

     On November 19, 1999, the Company received gross proceeds of $3,000,000 through the issuance of 1,000,000 shares of its common stock.

     On various dates during 1999, XSI received proceeds of $1,809 through the issuance of shares of its common stock which were converted into 31,927 shares of Xybernaut's common stock at the Merger.

     On January 3, 2000, the Company received net proceeds of $2,460,500 through the issuance of 647,500 shares its common stock.

     On June 23, 2000, the Company received net proceeds of $3,453,470 through the issuance of 437,500 shares of its common stock. In connection with this private placement, the Company issued warrants to purchase 87,500 shares of its common stock for $10.00 per share.

     On September 29, 2000, the Company received net proceeds of $2,989,970 through the issuance of 717,703 shares of its common stock. In connection with this private placement, the Company issued warrants to purchase 119,880 shares of its common stock for $6.25 per share.

     On November 15, 2000, the Company received gross proceeds of $15,393,554 through the issuance of 5,970,656 shares of its common stock. In connection with this private placement, the Company issued warrants to the investors to purchase 2,239,057 shares of its common stock for $4.33 per share. The Company paid investment banking and other fees in cash of $1,133,849 and issued warrants to purchase an additional 866,000 shares its common stock for $4.33 per share.

     The Company has issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $1,312,630, $223,547 and $91,511 during 2000, 1999 and 1998, respectively. At
December 31, 2000, an additional $234,924 was recorded as prepaid expenses that will be

                             XYBERNAUT CORPORATION

7. STOCKHOLDERS' EQUITY, CONTINUED:

amortized during 2001 over the remaining lives of the underlying service agreements. Also during 2000, equity securities were issued in settlement of accounts payable of $202,888 with certain vendors.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company's various stock incentive plans. During 2000, 1999 and 1998, the Company issued 662,724, 1,854 and 0 shares, respectively, of its common stock and received gross proceeds of $1,547,011, $5,400 and $0, respectively, related to these exercises.

     In connection with the Company's IPO and the conversion of debentures during 1996 and 1997, the Company issued a total of 3,846,427 publicly-traded warrants to purchase shares of common stock. These warrants expired pursuant to their original terms on July 19, 1999 and no warrants were exercised prior to this date. Between 1996 and 2000, the Company privately issued 7,137,637 warrants to purchase common stock at a weighted average price of $2.84 per share, primarily in connection with the Company's financings and borrowings. The Company received gross proceeds of $8,274,975, $1,838,513 and $0 through the issuance of 2,077,700, 1,545,000 and 0 shares of its common stock during 2000, 1999 and 1998, respectively, through the exercise of certain of these warrants. At December 31, 2000, the Company had warrants outstanding to purchase 3,514,937 shares of its common stock at prices that range from $2.00 to $18.00 per share, with a weighted average of $4.69 per share.

     As a condition to the Company's IPO, certain stockholders were required to escrow 1,800,000 shares of their personal common stock holdings in the Company (the "Escrowed Shares"). The Escrowed Shares were to be returned to the stockholders over a three-year period in the event the Company's revenues and earnings per share for the 12-month periods ending September 30, 1997, 1998 and 1999 exceeded certain targets or if the Company's stock price exceeded a certain per share target price. The Company did not meet the targets for escrow release. As a result, on September 30, 1997, 1998 and 1999, 300,000, 750,000 and 750,000
shares, respectively, were released from escrow and canceled by the Company, resulting in a reduction of the Company's outstanding shares of common stock on these dates of 2.1%, 3.6% and 3.1%, respectively.

  PREFERRED STOCK

     From 1997 through 1999, the Company issued 3,000, 4,180, 375, 10,500, and
2,100 shares of its series A, B, C, D, and E convertible preferred stock, respectively ("Series A, B, C, D and E Preferred Stock," respectively). The preferred stock issuances accrued interest at 5.0% per year, except for the Series B Preferred Stock, which accrued interest at 4.0% per year. At December 31, 2000, all shares of the Company's convertible preferred stock had been converted into shares of its common stock.

     During 1997, the Company issued 3,000 shares of Series A Preferred Stock for gross proceeds of $3,000,000. As of December 31, 1998, all of the Series A Preferred Stock principal and interest had been converted into 1,958,981 shares of common stock. During 1997 and 1998, the Company issued 4,180 shares of Series B Preferred Stock for gross proceeds of $4,180,000. As of December 31, 1998, all of the Series B Preferred Stock principal and interest had been converted into 3,172,239 shares of common stock. During 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. As of December 31, 1999, all of the Series C Preferred Stock principal and interest had been converted into 165,230 shares of common stock. During 1999, the Company issued 10,500 shares of Series D Preferred Stock for gross proceeds of $10,000,000. As of December 31, 2000, all of the Series D Preferred Stock principal and interest had been converted into 8,204,596 shares of common stock. During 1999, the Company issued 2,000 shares of Series E Preferred Stock for gross proceeds of $2,000,000. As of December 31, 2000, all of the Series E Preferred Stock principal and interest had been converted into 1,655,714 shares of common stock.

     The Company's preferred stock issues have included nondetachable conversion features that were considered to be "in the money" at the date of issuance, representing a "beneficial conversion" feature. The

                             XYBERNAUT CORPORATION

7. STOCKHOLDERS' EQUITY, CONTINUED:

value of the beneficial conversion was recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders could realize the maximum beneficial conversion. As of December 31, 1999, the value of the beneficial conversion features had been fully accreted against additional paid-in capital.

     The Company's preferred stock activity is summarized in the following table:

                                                              SHARES      AMOUNT
                                                              ------    -----------
Balance, January 1, 1998....................................   5,430    $ 4,193,355
Issuance of shares, net.....................................   1,375      1,240,053
Value of beneficial conversion feature......................      --       (176,470)
Accretion of deemed dividend................................      --        907,489
Conversion into common stock................................  (6,617)    (5,982,049)
                                                              ------    -----------
Balance, December 31, 1998..................................     188    $   182,378
                                                              ======    ===========
Issuance of shares, net.....................................  12,600    $11,418,621
Value of beneficial conversion feature......................      --     (1,507,376)
Accretion of deemed dividend................................      --      1,507,376
Conversion into common stock................................  (8,188)    (7,604,411)
                                                              ------    -----------
Balance, December 31, 1999..................................   4,600    $ 3,996,588
                                                              ======    ===========
Issuance of shares, net.....................................      --             --
Value of beneficial conversion feature......................      --             --
Accretion of deemed dividend................................      --             --
Conversion into common stock................................  (4,600)    (3,996,588)
                                                              ------    -----------
Balance, December 31, 2000..................................      --    $        --
                                                              ======    ===========

8. STOCK OPTIONS

     On April 18, 1996, the Board of Directors approved, effective January 1, 1996, the Company's 1996 Omnibus Stock Incentive Plan (the "1996 Plan"). The Company's 1997, 1999 and 2000 Stock Incentive Plans (the "1997, 1999 and 2000 Plans," respectively) were approved at the annual meetings of stockholders held on August 28, 1997, December 28, 1999, and October 20, 2000, respectively.

     Effective June 12, 1990, XSI's Board of Directors approved the XSI Stock Option Plan. In 1999 and 2000, prior to the Merger of XSI and Xybernaut, all outstanding options were exercised into XSI common stock for proceeds of $58,897 and subsequently converted into 29,000 shares of the Company's common stock pursuant to the terms of the Merger agreements.

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

     The 1996 Plan, the 1997 Plan, the 1999 Plan and the 2000 Plan authorize the issuance of 650,000, 1,650,000, 3,000,000 and 3,000,000 shares of the Company's common stock, respectively. At December 31, 2000, 545,211, 1,331,480, 2,894,561,
and 79,500 of the shares authorized under the 1996 Plan, the 1997 Plan, the 1999 Plan and the 2000 Plan, respectively, are outstanding.

                             XYBERNAUT CORPORATION

8. STOCK OPTIONS, CONTINUED:

     The following table summarizes information on the Company's stock options:

                                FISCAL 2000                 FISCAL 1999                 FISCAL 1998
                         -------------------------   -------------------------   -------------------------
                                       WEIGHTED                    WEIGHTED                    WEIGHTED
                          NUMBER     AVERAGE PRICE    NUMBER     AVERAGE PRICE    NUMBER     AVERAGE PRICE
                         OF SHARES     PER SHARE     OF SHARES     PER SHARE     OF SHARES     PER SHARE
                         ---------   -------------   ---------   -------------   ---------   -------------
Beginning balance......  4,761,311       $3.17       1,795,000       $3.59       1,738,430       $3.04
Granted................  1,208,600       $8.08       3,309,278       $3.06         802,550       $4.61
Exercised..............   (662,724)      $2.49          (1,800)      $3.00              --          --
Cancelled..............   (456,435)      $4.02        (341,167)      $4.54        (745,980)      $3.29
                         ---------       -----       ---------       -----       ---------       -----
Ending balance.........  4,850,752       $4.39       4,761,311       $3.17       1,795,000       $3.59
                         =========       =====       =========       =====       =========       =====

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                   OPTIONS OUTSTANDING
              ------------------------------                           OPTIONS EXERCISABLE
  RANGE OF                  WEIGHTED-AVERAGE                      ------------------------------
  EXERCISE      NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
   PRICES     OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------  -----------   ----------------   ----------------   -----------   ----------------
$1.21-$1.66    1,045,316       8.7 years            $1.46            894,857         $1.44
$1.67-$3.32    1,127,786       6.9 years            $2.56            906,876         $2.61
$3.33-$4.97    1,130,950       8.7 years            $4.10            584,823         $4.10
$4.98-$16.57   1,546,700       8.9 years            $7.92            374,500         $5.90
               ---------       ---------            -----          ---------         -----
               4,850,752       8.3 years            $4.39          2,761,056         $2.99
               =========       =========            =====          =========         =====

     The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans and, accordingly, does not recognize compensation expense. Had compensation expense for the Company's plan been determined based on the fair value at the grant date for plan awards consistent with the provisions of SFAS 123, the Company's net loss and net loss per common and common equivalent shares outstanding would have been the pro forma amounts indicated below:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2000            1999            1998
                                           ------------    ------------    ------------
Net loss -- as reported..................  $(24,185,222)   $(16,697,413)   $(13,001,338)
Net loss -- pro forma....................  $(29,300,074)   $(18,725,068)   $(13,536,924)
Net loss per share -- as reported........  $      (0.63)   $      (0.76)   $      (0.77)
Net loss per share -- pro forma..........  $      (0.76)   $      (0.77)   $      (0.75)

     The weighted-average fair values of each option at the date of grant for 2000, 1999 and 1998 was $6.40, $1.53 and $0.67, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2000, 1999 and 1998: dividend yield of 0%; expected volatility of 139% in 2000, 70% in 1999 and 60% in 1998; risk-free interest rate of 6.22% in 2000, 5.49% in 1999 and 5.20% in 1998; and expected lives of 3 years in 2000, 1999 and 1998.

9. SEGMENT AND ENTERPRISE WIDE REPORTING

     During 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires the disclosure of certain financial and supplementary information of each reportable segment of an enterprise. SFAS 131 also establishes standards for related disclosures about

                             XYBERNAUT CORPORATION

9. SEGMENT AND ENTERPRISE WIDE REPORTING, CONTINUED:

products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. The financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments as a provider of wearable computing and communications systems and software and service solutions.

     The Company established foreign subsidiaries in both Germany and Japan in January 1999. Revenues by geographical destination as a percentage of total revenues for the year ended December 31, 2000, 1999, and 1998 are as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
United States...............................................   75%     82%    100%
European countries, principally Germany.....................   17%      7%     --
Far Eastern countries, principally Japan....................    8%      8%     --
Other.......................................................   --       3%     --

     Operations in various geographical areas are summarized as follows:

                                            AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2000            1999            1998
                                           ------------    ------------    ------------
North America:
  Total revenue..........................  $  7,176,117    $  7,097,560    $  5,447,370
  Net loss...............................   (21,050,549)    (14,404,609)    (13,001,338)
  Identifiable assets....................    16,622,010       8,682,778       7,049,010
Europe:
  Total Revenue..........................  $  1,599,861    $    591,314              --
  Net loss...............................    (1,602,518)     (1,203,968)             --
  Identifiable assets....................     1,585,115         300,422              --
Asia:
  Total revenue..........................  $    728,913    $    663,900              --
  Net loss...............................    (1,532,155)     (1,088,836)             --
  Identifiable assets....................     2,035,557       3,897,479              --

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company's total revenue or total accounts receivable.

                                                                               ACCOUNTS RECEIVABLE
                                                     REVENUE              -----------------------------
                                            --------------------------                 PERCENT OF TOTAL
                                            NUMBER OF     PERCENT OF      NUMBER OF        ACCOUNTS
                                            CUSTOMERS    TOTAL REVENUE    CUSTOMERS       RECEIVABLE
                                            ---------    -------------    ---------    ----------------
For the Year Ended December 31, 2000......    1               11%           3                 64%
  1999....................................    1               12%          --                 --
  1998....................................   --               --           --                 --

     The Company has contracted with IBM to design, develop and manufacture the computer portion of its next generation of wearable computer systems, the MA V, which is scheduled for introduction in 2001. As of December 31, 2000, a substantial portion of the design and development of the MA V product was complete. Under the terms of the underlying agreements, Xybernaut pays IBM for design and development work and

                             XYBERNAUT CORPORATION

9. SEGMENT AND ENTERPRISE WIDE REPORTING, CONTINUED:

retains ownership of the manufacturing package including the tools, dies and other items needed for production. Management believes that other partners could provide the remaining design, development and manufacture services on similar terms if required. However, a delay in supply of the necessary parts and components, as a result of a change in supplier, could have a material adverse effect on the Company's results of operations.

10. INCOME TAXES

     For the years ended December 31, 2000, 1999 and 1998, no income tax benefit has been provided because the losses could not be carried back and realization of the benefit of the net operating losses carried forward was not assured. In 2000, 1999 and 1998, the Company recognized approximately $46,000, $29,000 and $0, respectively, in income tax expense related to foreign operations.

     At December 31, 2000, the Company had approximately $66,000,000 and $2,000,000 of net operating loss carryforwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

     Net deferred tax assets are comprised of the following:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2000           1999           1998
                                             ------------   ------------   ------------
Excess of book over tax depreciation.......  $    257,000   $    214,000   $     65,000
Net operating loss carryforwards...........    26,590,000     16,575,000     10,557,000
Adjustment to accrual basis of
  accounting...............................        74,000        148,000        244,000
Accrued expenses and reserves..............       623,000        280,000        517,000
Tax credit carryforwards...................        63,000         63,000         63,000
Foreign tax credits........................            --         28,000             --
Foreign net operating loss carryforwards...       884,000        510,000             --
Foreign other..............................         4,000          9,000             --
Less valuation allowance...................   (28,495,000)   (17,827,000)   (11,446,000)
                                             ------------   ------------   ------------
Net deferred tax asset.....................            --             --             --
                                             ============   ============   ============

     The following table is a reconciliation of the effective income tax rate at December 31, 2000:

                                                                 AMOUNT      PERCENT
                                                              ------------   -------
Pretax book income (loss)...................................  $(24,152,955)      --
                                                              ============   ======
Federal, U.S. statutory rate................................    (8,212,000)  (34.00%)
State, net of federal tax benefit...........................      (948,000)   (3.92%)
Valuation allowance.........................................    10,668,000    44.17%
Stock Options Exercised.....................................    (1,554,000)   (6.43%)
Foreign.....................................................        38,000     0.16%
Other.......................................................        54,000     0.22%

                             XYBERNAUT CORPORATION

11. COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company leases operating facilities and equipment under operating leases expiring on various dates through 2005. Future minimum payments under noncancelable operating leases at December 31, 2000 are:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $  669,907
2002........................................................     524,894
2003........................................................     444,360
2004........................................................     160,648
2005........................................................     160,528
                                                              ----------
                                                              $1,960,337
                                                              ==========

     Total rental expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was $680,674, $492,829, and $432,566, respectively.

  PURCHASE COMMITMENTS

     During 2000, the Company entered into an agreement under which it agreed to purchase a facility near its Yokohama, Japan office for approximately $504,000 by November 2001. In December 2000, the Company canceled this contract, resulting in a $51,654 expense that was recorded in 2000.

  LEGAL PROCEEDINGS

     During 1998, a supplier to the Company filed a complaint against the Company alleging that they had been damaged by a purported breach of certain agreements between the two companies and that the Company should return certain goods. The Company filed a counterclaim stating that the Company had been damaged by the supplier's failure to perform pursuant to the terms of these agreements. In 1999, in full settlement of this legal proceeding, the Company was required to pay approximately $875,000 to this supplier and the Company received approximately 150 units of its prior generation wearable computer product line. This settlement costs and legal fees associated with this proceeding have been included in general and administrative expenses.

12. RELATED PARTY TRANSACTIONS

     The Company uses a member of its Board of Directors as its patent counsel. The Company had expenditures of $174,468, $239,598 and $164,956 during 2000, 1999 and 1998, respectively, in legal services payable to this Director. This Director also serves as the Company's processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The Director is paid only the amount owed by the Company to the other law firms and does not directly profit from these services. The Company made payments of $266,026, $224,377 and $148,231 during 2000, 1999 and 1998, respectively, to this Director related to his services as processing agent.

     The Company uses a law firm, in which an officer and member of its Board of Directors is a partner, for services related to financings, litigation and other general legal matters. The Company had expenditures of $446,320, $663,075 and $345,207 during 2000, 1999 and 1998, respectively, in legal services payable to this law firm.

                             XYBERNAUT CORPORATION

12. RELATED PARTY TRANSACTIONS, CONTINUED:

     In 1998 and 1999, the Company used a law firm, in which a member of its Board of Directors was a partner, for services related to litigation and other general legal matters. The Company had expenditures of $0, $218,687 and $97,238 during 2000, 1999 and 1998, respectively, in legal services payable to this law firm.

     One of the Company's officers is a member of the board of directors of a company that purchases software products and consulting services from the Company. In addition, a former member of the Board of Directors and former officer of the Company is the president and a director of this customer. The Company recorded revenues on sales to this customer of $573,955 in 2000 and had a $259,566 accounts receivable balance as of December 31, 2000. Subsequent to December 31, 2000, this customer was forced to stop operations when its largest customer withheld payment for ongoing services. The Company believes that this customer will pay most of this receivable balance and that any unpaid amount will be covered by the Company's reserve.

     During 2000, 1999 and 1998, Xybernaut GmbH used a company to provide configuration and technical support services and a separate company to act as a distributor of the Company's hardware products. The executive officers of these two companies are the son and daughter-in-law of one of the Company's Senior Vice Presidents and member of its Board of Directors. During 2000, 1999 and 1998, the Company incurred expenses related to the technical support services totaling $180,456, $294,315, and $0, respectively. During 2000, 1999 and 1998, the Company recognized revenue related to distribution sales of its hardware products totaling $313,843, $14,500 and $35,000, respectively. During 2000, the Company terminated its relationship with these two companies and established a reserve of $108,856 against the accounts receivable balance owed by one of the companies.

     Periodically, the Company has borrowed from, or made loans to, certain of its executive officers. During 1998, XSI loaned $64,254 to various officers to fund the purchase of the Company's common stock. The notes accrued interest at 8.0% annually and required quarterly payments of interest. The outstanding principal and interest were repaid in full prior to the Merger of Xybernaut and XSI in April 2000. As of December 31, 2000, and 1999, the principal balance was $0 and $53,997, respectively. On various dates during 1999, the Company borrowed $583,000 from several officers of the Company for general working capital purposes pursuant to non-interest bearing promissory notes or agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000. In November 2000, the Company loaned $990,188 to the Company's Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer's personal common stock holdings of the Company that secured a margin loan from an investment bank. The loan was made pursuant to a Promissory Note that is secured by 200,000 shares of the officer's personal common stock holdings of the Company and accrues interest at 8.0% per year. Pursuant to the terms of the Promissory Note, all principal and interest must be repaid by December 31, 2001.

     During 2000, 1999 and 1998, the Company incurred expenses of $412,473, $211,621 and $234,745, respectively, for salary, consulting services, and other compensation payable to an Executive Vice President and the Vice Chairman of the Board of Directors of the Company, who is the brother of the Company's Chief Executive Officer and Chairman of its Board of Directors. During 2000, 1999 and 1998, the Company also incurred expenses of $74,110, $63,490 and $50,825, respectively, for salary and other compensation payable to the wife of the Company's Chief Executive Officer and Chairman of its Board of Directors.

                             XYBERNAUT CORPORATION

                       SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

     In management's opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. Included in the second quarter of fiscal 2000 are non-recurring charges related to the Merger. All other adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                             XYBERNAUT CORPORATION

              SCHEDULE I -- QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                              2000 QUARTERS ENDED
                                            --------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                            -----------   -----------   -------------   ------------
Total revenue.............................  $ 2,104,472   $ 2,932,435    $ 2,016,806    $ 2,451,178
Gross profit/(loss).......................      547,944       906,510       (429,578)       (99,049)
Net loss..................................   (4,775,405)   (5,862,012)    (5,941,963)    (7,605,842)
Net loss per share (basic and diluted)....  $     (0.13)  $     (0.15)   $     (0.15)   $     (0.20)

                                                              1999 QUARTERS ENDED
                                            --------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                            -----------   -----------   -------------   ------------
Total revenue.............................  $ 1,774,173   $ 2,535,323    $ 1,901,845    $ 2,141,433
Gross profit..............................      431,411       770,101        487,267        546,374
Net loss..................................   (4,230,205)   (4,945,547)    (3,930,928)    (3,590,733)
Net loss per share (basic and diluted)....  $     (0.19)  $     (0.25)   $     (0.20)   $     (0.15)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          ON SUPPLEMENTAL INFORMATION

To the Board of Directors and
Stockholders of Xybernaut Corporation

     In connection with our audit of the consolidated financial statements of Xybernaut Corporation referred to in our report dated February 9, 2001 which is included in this Form 10-K, we have also audited Schedule II as of December 31, 2000 and for each of the three years then ended. In our opinion, this schedule present fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Vienna, VA
February 9, 2001

                             XYBERNAUT CORPORATION

                       SUPPLEMENTAL FINANCIAL INFORMATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT   CHARGED TO                 BALANCE
                                                   BEGINNING    COSTS AND                   AT END
                                                    OF YEAR      EXPENSES    WRITE-OFFS    OF YEAR
                                                   ----------   ----------   ----------   ----------
Allowance for accounts receivable:
  Year ended, December 31,2000...................   $140,968    $   59,120    $(70,733)   $  129,355
  Year ended, December 31,1999...................    168,193       262,096    (289,321)      140,968
  Year ended, December 31,1998...................     53,211       170,680     (55,698)      168,193
Reserve for inventory:
  Year ended, December 31,2000...................   $120,000    $1,250,000    $     --    $1,370,000
  Year ended, December 31,1999...................    770,557       120,000    (770,557)      120,000
  Year ended, December 31,1998...................    724,978       770,557    (724,978)      770,557
Reserve for tooling costs:
  Year ended, December 31,2000...................   $     --    $  250,000    $     --    $  250,000
  Year ended, December 31,1999...................         --            --          --            --
  Year ended, December 31,1998...................         --       455,000    (455,000)           --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Items 10 through 13 will be filed pursuant to a definitive proxy statement or an amendment to this Form 10-K.

ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

 1.1   --   Form of Financial Consulting Agreement between the Company      (1)
            and the Representative.
 2     --   Form of Agreement and Plan of Merger by and among Xybernaut,   (10)
            Selfware, Subsidiary and certain shareholders of Selfware.
 3.1   --   Certificate of Incorporation of the Company, as Amended.        (5)
 3.2   --   Bylaws of the Company (as Amended on September 24, 1998).       (5)
 3.3   --   Certificate of Designation of the Series D Preferred Stock.     (6)
 3.4   --   Certificate of Designation of the Series E Preferred Stock.     (7)
 4.1   --   Warrant Exercise Fee Agreement.                                 (1)
 4.2   --   Form of Forfeiture Escrow.                                      (1)
 4.3   --   Form of specimen certificate for Units.                         (1)
 4.4   --   Form of specimen certificate for Common Stock.                  (1)
 4.5   --   Form of Warrant.                                                (2)
 4.6   --   Form of Securities Purchase Agreement for Series D Preferred    (6)
            Stock.
 4.7   --   Form of Warrant in connection with the placement of Series D    (6)
            Preferred Stock.
 4.8   --   Form of Securities Purchase Agreement for Series E Preferred    (7)
            Stock.
 4.9   --   Form of Warrant in connection with the placement of Series E    (7)
            Preferred Stock.
 4.10  --   Warrant issued in connection with the October 1999 Bridge      (13)
            Loan Financing.
 4.11  --   Form of Warrant issued to Crystalite Investments, Ltd.          (9)
 4.12  --   Form of Warrant issued to International Business Solutions,     (9)
            Inc.
 4.13  --   Form of Warrant issued to E. Dell Smith.                        (9)
 4.14  --   Form of Warrant issued to Christina S. Kohlhaas.                (9)
 4.15  --   Form of Warrant issued to E. Dell Smith.                        (9)
 4.16  --   Form of Registration Rights Agreement by and among Xybernaut   (10)
            and Selfware Stockholders.
 4.17  --   Form of Warrant issued to Dalston Holdings Limited.            (14)
 4.18  --   Form of Warrant issued to Archway Holdings Limited.            (12)
 4.19  --   Form of Warrant issued in connection with the November 2000    (12)
            private placement.
 4.20  --   Form of Common stock Purchase Agreement dated September 29,    (12)
            2000.
 4.21  --   Form of Common stock and Warrant Purchase Agreement dated as   (12)
            of Nov. 2000 private placement.
 4.22  --   Form of Registration Rights Agreement in connection with       (12)
            November 2000 private placement.
10.1   --   December 31, 1994 Acquisition Agreement between the Company     (1)
            and Tech Virginia.
10.2   --   Form of Indemnification Agreement to be entered into between    (1)
            the Company and each officer and director of the Company.
10.3   --   Form of Employment Agreement between the Company and Edward    (13)
            G. Newman.
10.4   --   Form of Employment Agreement between the Company and Steven    (13)
            A. Newman.
10.5   --   Form of Employment Agreement between the Company and Eugene      *
            Amobi.
10.6   --   November 30, 1994 Lease Agreement between Hyatt Plaza           (1)
            Limited Partnership and the Company.
10.7   --   October 27, 1994 Residential Deed of Lease between the          (1)
            Company and Frank E. and Heather H. Moxley.
10.8   --   1996 Omnibus Stock Incentive Plan.                              (1)
10.9   --   1997 Omnibus Stock Incentive Plan.                              (2)

10.10  --   Multicosm Ltd. Software Licensing Agreement.                    (1)
10.11  --   Business Loan Agreement, Promissory Note and Commercial         (1)
            Security Agreement by and Between Fairfax Bank & Trust
            Company and the Company.
10.12  --   December 10, 1996 Lease Agreement between Autumnwood            (3)
            Apartments and the Company.
10.13  --   First Amendment to Office Lease Agreement between Hyatt         (4)
            Plaza Limited Ptr. and the Company.
10.14  --   December 5, 2000 Lease Agreement between the Company and         *
            American Management Systems Inc.
10.15  --   Form of Exclusive Licensing Agreement between Data              (4)
            DiskTechnology, Inc. and the Company.
10.16  --   Form of Exclusive Licensing Agreement between SBS Vertrieb      (4)
            GmbH and the Company.
10.17  --   Form of Software Distribution Agreement between Multicosm       (4)
            LTD and the Company.
10.18  --   First Amendment to Office Lease Agreement between Hyatt         (4)
            Plaza Limited Partnership and Tech International of
            Virginia, L.L.C.
10.19  --   Second Amendment to Storage Space Lease Agreement between       (5)
            Hyatt Plaza Limited Ptr. and the Company.
10.20  --   Second Amendment to Office Lease Agreement between Hyatt        (5)
            Plaza Limited Ptr. and the Company.
10.21  --   Third Amendment to Office Lease Agreement between Hyatt         (5)
            Plaza Limited Ptr. and the Company.
10.22  --   Form of Registration Rights Agreement in connection with the    (6)
            placement of Series D Preferred Stock.
10.23  --   Form of Escrow Agreement in connection with the placement of    (6)
            Series D Preferred Stock.
10.24  --   Form of finder's agreement in connection with the placement     (6)
            of Series D Preferred Stock.
10.25  --   Form of Registration Rights Agreement in connection with the    (7)
            placement of Series E Preferred Stock.
10.26  --   Form of Escrow Agreement in connection with the placement of    (7)
            Series E Preferred Stock.
10.27  --   Form of finder's agreement in connection with the placement     (7)
            of Series E Preferred Stock.
10.28  --   Purchase Agreement dated as of November 19, 1999.              (13)
10.29  --   Registration Rights Agreement dated November 19, 1999.         (13)
10.30  --   Escrow Agreement dated as of November 19, 1999.                (13)
10.31  --   1999 Stock Incentive Plan.                                      (8)
10.32  --   2000 Stock Incentive Plan.                                     (15)
10.33  --   Form of Restated Bridge Loan Financing Agreement dated         (11)
            October 18, 1999.
10.34  --   Form of Employment Agreement between the Company and John F.   (11)
            Moynahan.
10.35  --   Form of Purchase Agreement dated as of November 19, 1999.      (11)
10.36  --   Form of Restated Bridge Financing Agreement dated as of        (11)
            October 18, 1999, restated as of December 30, 1999.
10.37  --   Form of Common Stock Purchase Agreement dated as of January     (9)
            3, 2000.
10.38  --   Form of Registration Rights Agreement dated as of November     (11)
            19, 1999.
10.39  --   Form of Escrow Agreement dated as of November 19, 1999.        (11)
10.40  --   Agreement and Plan of Merger dated as of April 7, 2000.        (10)
10.41  --   Registration Rights Agreement dated as of April 7, 2000.       (10)
10.42  --   Form of Common Stock Purchase Agreement dated as of June 23,   (14)
            2000.
16     --   Letter on Change in Certifying Accountant.                     (10)
23.1   --   Consent of Grant Thornton LLP                                    *
27.1   --   Financial Data Schedule                                          *

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 333-4156, filed on July 15, 1996.

(2) Incorporated by reference to the Amendment to the Company's Registration Statement on Form SB-2, No. 333-65123, filed on October 30, 1998

(3) Incorporated by reference to the Company's 1996 Annual Report on Form 10-KSB, No. 0-15086, filed on March 3, 1997.

(4) Incorporated by reference to the Company's 1997 Annual Report on Form 10-KSB, No. 0-15086, filed on March 3, 1998.

(5) Incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB, No. 0-15086, filed on April 15, 1999.

(6) Incorporated by reference to the Registration Statement on Form S-3, as amended, file No. 333-77769, filed on May 4, 1999.

(7) Incorporated by reference to the Registration Statement on Form S-3, as amended, file No. 333-80837, filed on June 16, 1999.

(8) Incorporated by reference to the Registration Statement on Form S-8, file No. 333-94463, filed on January 12, 2000.

(9) Incorporated by reference to the Registration Statement on Form S-3, file No. 333-33940 filed on April 4, 2000

(10) Incorporated by reference to the report on Form 8-K, file No. 000-21013, filed on April 18, 2000.

(11) Incorporated by reference to the report on Form 10-KSB, No. 000-21013, filed on April 21, 2000.

(12) Incorporated by reference to the Registration Statement on Form S-3, file No. 333-51974, filed on December 15, 2000.

(13) Incorporated by reference to the Company's 1999 Annual Report on Form 10KSB No. 000-21013, filed on March 17, 2000.

(14) Incorporated by reference to the Registration Statement on Form S-3, file No. 333-40996, filed on July 7, 2000.

(15) Incorporated by reference to the registrant's Definitive Proxy Statement on
     Schedule 14A, as filed with the Securities and Exchange Commission on September 29, 2000, and annexed as Exhibit A thereto.

  REPORTS ON FORM 8-K

     The Company has not filed any Report on Form 8-K during the last quarter of fiscal year 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          XYBERNAUT CORPORATION

                                          By:     /s/ EDWARD G. NEWMAN
                                            ------------------------------------
                                                      Edward G. Newman
                                                Chief Executive Officer and
                                             Chairman of the Board of Directors

Date: March 9, 2001

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ EDWARD G. NEWMAN                     Chief Executive Officer and      March 9, 2001
-----------------------------------------------------      Chairman of the Board of
                  Edward G. Newman                         Directors

                   /s/ TOD R. REHM                       President and Chief Operating    March 9, 2001
-----------------------------------------------------      Officer
                     Tod R. Rehm

                /s/ STEVEN A. NEWMAN                     Executive Vice President and     March 9, 2001
-----------------------------------------------------      Vice Chairman of the Board
                  Steven A. Newman                         of Directors

                /s/ KAZUYUKI TOYOSATO                    Executive Vice President and     March 9, 2001
-----------------------------------------------------      Director
                    Kaz Toyosato

                /s/ JOHN F. MOYNAHAN                     Senior Vice President, Chief     March 9, 2001
-----------------------------------------------------      Financial Officer and
                  John F. Moynahan                         Treasurer

                   /s/ EDWIN VOGT                        Senior Vice President and        March 9, 2001
-----------------------------------------------------      Director
                     Edwin Vogt

                 /s/ EUGENE J. AMOBI                     Vice President and Director      March 9, 2001
-----------------------------------------------------
                   Eugene J. Amobi

              /s/ MARTIN ERIC WEISBERG                   Secretary and Director           March 9, 2001
-----------------------------------------------------
                Martin Eric Weisberg

                 /s/ KEITH P. HICKS                      Director                         March 9, 2001
-----------------------------------------------------
                   Keith P. Hicks

                /s/ PHILLIP E. PEARCE                    Director                         March 9, 2001
-----------------------------------------------------
                  Phillip E. Pearce

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                /s/ JAMES J. RALABATE                    Director                         March 9, 2001
-----------------------------------------------------
                  James J. Ralabate

            /s/ LT. GEN. HARRY E. SOYSTER                Director                         March 9, 2001
-----------------------------------------------------
              Lt. Gen. Harry E. Soyster