Form 10-K/A
period 2000-12-31
XYBERNAUT CORP
filed 2001-04-27
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21013

                              XYBERNAUT CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                       54-1799851
--------------------------------               ---------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

     12701 Fair Lakes Circle                                    22033
          Fairfax, VA
----------------------------------------       ---------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code: 703-631-6925

Securities registered under Section 12(b) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE

Securities registered under Section 12(g) of the Exchange Act: _______

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value at April 25, 2001 of the Common Stock of the issuer, its only class of voting stock, was $106,605,384, of which $97,268,294 was held by non-affiliates, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System Small Cap Market on that date. Such market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock at April 25, 2001 was 47,170,524.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Company's directors and executive officers are:

                                                                         YEAR FIRST
                                                                         ELECTED OR
         NAME                                    AGE        CLASS        APPOINTED                POSITION
         ----------------------------------- ------------ ---------- ------------------- ----------------------------
         Edward G. Newman                        58          III             1990        President, Chief Executive
                                                                                         Officer and Chairman of the
                                                                                         Board
                                                                                         of Directors
         Steven A. Newman, M.D.                  55          III             1995        Executive Vice President and
         (1)(2)(3)                                                                       Vice Chairman of the Board
                                                                                         of Directors
         John F. Moynahan                        43           -               -          Senior Vice President, Chief
                                                                                         Financial Officer and
                                                                                         Treasurer
         Dr. Edwin Vogt                          68          II             1998         Senior Vice President and
                                                                                         Director
         Kazuyuki Toyosato                       55           I             1998         Executive Vice President
                                                                                         and Director
         Eugene J. Amobi                         57          II             1996         Vice President and Director
         Martin Eric Weisberg, Esq. (1)(3)       50          II             1997         Secretary and Director
         Keith P. Hicks, Esq. (2)                78           I             1994         Director
         Phillip E. Pearce (2)(3)                72          II             1995         Director
         James J. Ralabate, Esq                  73          III            1995         Director
         Lt. Gen. Harry E. Soyster (Ret.)        66          II             1995         Director
         (1)(3)

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

         Kazuyuki Toyosato joined the Company in 1996 as Executive Vice President of Asian Operations. Mr. Toyosato is responsible for overseeing the Company's operations in Asia, including Japan. Prior to joining the Company, Mr. Toyosato spent 27 years with Sony Corporation in Japan where his last position was the Vice President of Sony USA. He previously helped manage the Sony Walkman product line and Lithium battery business, and managed Sony's 8mm video camcorder and its peripherals product line.

         Martin Eric Weisberg, Esq. who currently serves as Secretary of the Company, is a partner of the law firm, Jenkens & Gilchrist Parker Chapin LLP, which serves as general counsel to the Company. Mr. Weisberg specializes in the areas of securities, mergers and acquisitions, financing and international transactions and has been in the private practice of law for 25 years. Mr. Weisberg is a summa cum laude graduate of Union College (B.A. 1972) and received his law degree from The Northwestern University School of Law (1975), where he graduated summa cum laude, was Articles Editor of the Law Review and was elected to the Order of the Coif. Mr. Weisberg also attended The London School of Economics and Political Science.

CLASS II DIRECTORS

         Eugene J. Amobi has been a Vice President of the Company since January 2000 and a director of the Company since January 1996. Since 1983, Mr. Amobi has been President, a director and a principal stockholder of Tech International, Inc. ("Tech International"), which provides engineering, technical support and consulting services to government and domestic and international commercial clients. Mr. Amobi has been president and director of Tech International of Virginia Inc. ("Tech Virginia"), our wholly-owned subsidiary, since its spin-off from Tech International. Mr. Amobi also has been president of Tech Consultants Inc. since 1988. Prior to 1983, Mr. Amobi was a Senior Engineer with E.I. DuPont de Nemours and a Managing Director of Stanley Consultants, an international engineering consulting firm. Mr. Amobi is a graduate of The Technion, Israel Institute of Technology (B.S. 1969), Princeton University (M.S. 1970) and Syracuse University (M.B.A. 1973).

         Phillip E. Pearce has been a director of the Company since October 1995. Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates, Chairman and Director of Financial Express Corporation since 1990 and since 1988 has been a principal of Pearce-Henry Capital Corp. Prior to 1988, Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of StarBase Corporation, a software development company, and of Bravo International. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and attended the Wharton School of Investment Banking at the University of Pennsylvania.

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

         Dr. Edwin Vogt was appointed a director of the Company on September 28, 1998 and joined the Company in December 1998 as a Senior Vice President. Prior to this date, Dr. Vogt served as a consultant to the Company since 1996. Dr. Vogt joined IBM in 1961 as Development Programmer and worked in the fields of hardware development, holding 28 patents, as well as software development. As manager he was responsible for hardware projects (IBM /360, /370, 433x) as well as various software projects (a.o. voice recognition products) before being appointed Director as manager of several Hardware and Software Product Development Laboratories. As IBM Software Group Executive, Dr. Vogt held the worldwide responsibility for the development and marketing of IBM Workflow products and Reengineering tools until retiring from IBM at the end of 1995. In early 1996 he was appointed Director for the SBS association (Softwarezentrum Boblingen / Sindelfingen e.V.) and directed the growth of this center to 39 member companies with over 200 experts, predominantly working in high-growth areas such as Internet, Workflow, Process Automation and Multimedia. Dr. Vogt is a graduate of the University of Stuttgart with a M.S. in Electrical Engineering and Mathematics and a Ph.D. in Theoretical Electrical Engineering.

CLASS III DIRECTORS

         Edward G. Newman has been the Company's President since March 1993, Chief Executive Officer and Chairman of the Board of Directors since December 1994, and a director since 1990. Mr. Newman served as our Treasurer from 1993 to 1994. From 1984 to 1992, Mr. Newman was President of ElectroTech International Corporation, a software consulting firm. From 1973 to 1981, Mr. Newman was employed by Xerox Corporation in several management positions in office systems strategy, legal systems and international financial systems. Mr. Newman served with the Central Intelligence Agency from 1966 to 1972. Mr. Newman also has been an Executive Vice President of Tech International since 1990, and a director and Chief Executive Officer of Tech Virginia since 1994. See "Certain Relationships and Related Transactions." Mr. Newman is a graduate of the University of Maryland (B.A. 1971) and the University of New Haven (M.B.A. 1984). Mr. Newman is the brother of Steven A. Newman, M.D., an Executive Vice President and director of the Company.

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

         James J. Ralabate, Esq. has been a director of the Company since January 1995 and served as our Secretary until August 1997. Mr. Ralabate has been in the private practice of patent law since 1982. Prior to that time, Mr. Ralabate was General Patent Counsel for Xerox Corporation, responsible for worldwide patent licensing and litigation, and an Examiner in the United States Patent Office. Mr. Ralabate is our intellectual property counsel and is a graduate of Canisius College (B.S. 1950) and The American University (J.D.
1959).
--------

         John F. Moynahan has been the Company's Senior Vice President and Chief Financial Officer since May 1999. From June 1998 to January 1999 he was Senior Vice President and Chief Financial Officer of Precision Auto Care, Inc. and from October 1994 to June 1998 he was the Company's Senior Vice President and Chief Financial Officer. Prior to that time, he was Vice President and Treasurer of Joy Technologies, Inc. and Vice President and Chief Financial Officer of Sym-Tek Systems, Inc. Mr. Moynahan served as a director of the Company from January 1996 to May 1999. He is a graduate of Colgate University (B.A. 1979) and New York University (M.B.A. 1982).

COMPENSATION OF DIRECTORS

           The Company currently does not pay or accrue salaries or consulting fees to outside directors for each board or committee meeting attended. While it is the Company's intention to establish such payments eventually, it does not have any current plans to do so. Any payments when implemented will be comparable to those made by companies of similar size and stage. Directors receive a grant of options for 50,000 shares of Common Stock upon election and reelection to the Board of Directors and are entitled for each full year of service (other than the year of election or reelection), commencing with those directors who were elected at the 1997 Annual Meeting, to receive a grant of options to purchase 10,000 shares of Common Stock which vests at the end of such year of service. Members of the Audit, Compensation and Nominating Committees are entitled to receive $1,000 for each Audit or Compensation Committee meeting attended by such member. The Company also has adopted the 1996 Omnibus Stock Incentive Plan, the 1997 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2000 Stock Incentive Plan in which directors are eligible to participate. See "Executive Compensation - 1996 Omnibus Stock Incentive Plan; -- 1997 Stock Incentive Plan, 1999 Stock Incentive Plan and 2000 Stock Incentive Plan."

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company's review of the copies of such reports by it, the Company believes that during fiscal 2000 all such filings were made.

         ITEM 11.  EXECUTIVE COMPENSATION

           Summary Compensation Table. The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2000, 1999 and 1998 paid to the Company's Chief Executive Officer ("CEO") and the registrant's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year.

                             SUMMARY COMPENSATION TABLE


                                                                                                  Long Term
                                                                                                Compensation
                                                                                                ------------
Name and Principal Position                                                                        Awards
                                                                                                ------------
                                                            Annual Compensation                 Common Stock
                                                   --------------------------------------        Underlying
                                                   Year            Salary           Bonus          Options          All Other
                                                   ----            ------           -----          -------          ---------
EDWARD G. NEWMAN
     Chief Executive Officer and Chairman
     of the Board of Directors                2000          $    263,476 (1)  $     50,000 (2)        50,000     $     76,211 (3)
                                              1999          $    223,294 (1)           $0            441,665     $     35,400 (3)
                                              1998          $    250,923 (1)           $0                  0     $     47,400 (3)

KAZUYUKI TOYOSATO
     Executive Vice President                 2000          $    277,527               $0             10,000     $      1,471 (4)
                                              1999          $    251,676               $0            110,000     $     28,385 (4)
                                              1998          $    172,086               $0             10,000     $          0

DR. STEVEN A. NEWMAN
     Executive Vice President
     And Vice Chairman of the
     Board of Directors                       2000          $    240,351 (5)  $   150,000 (6)         50,000     $     22,122 (7)
                                              1999          $     13,476 (5)           $0            441,750     $    176,550 (7)
                                              1998          $     13,476 (5)           $0             10,000     $    163,476 (7)

DR. JOSEPH BEN-DAK
     Executive Vice President                 2000          $    185,000               $0                  0     $     61,019 (8)
                                              1999          $    138,319 (9)           $0            242,679     $          0
                                              1998          $          0               $0                  0     $          0

JOHN F. MOYNAHAN
     Senior Vice President, Chief Financial
     Officer and Treasurer                    2000          $    170,000      $    25,000 (2)              0     $     39,875 (9)
                                              1999          $     82,288 (8)           $0            331,741     $     16,500 (4)
                                              1998          $     93,507 (8)           $0                  0     $      7,500 (4)
------------------

(1) Includes $13,476 paid by Tech Virginia in each of 2000, 1999 and 1998. Compensation does not include $58,400, $53,732, and $50,000 paid to Frances
     C. Newman, wife of Edward G. Newman in 2000, 1999 and 1998, respectively.

(2) Represents payment of a signing bonus as an incentive for the executive to enter into his employment agreement.

(3) Includes payment of (i) non-accountable expense and transportation allowances and (ii) other miscellaneous compensation. Excludes payment of $25,057 in salary that was earned in 1999 but that was paid in 2000; this deferred compensation was accrued and reported as 1999 compensation in this and the prior year Proxy Statement.

(4) Includes payment of (i) non-accountable expense and transportation allowances and (ii) other miscellaneous compensation.

(5) Includes compensation related to services performed as an Executive Vice President of the Company since January 1, 2000 and $13,476 paid by Tech Virginia in each of 2000, 1999 and 1998.

(6) Represents payment of a $50,000 signing bonus as an incentive for the executive to enter into his employment agreement and a $100,000 annual bonus for services performed during 2000.

(7) Includes payment of (i) consulting fees related to services performed as a consultant to the Company prior to January 1, 2000, (ii) non-accountable expense and transportation allowances and (iii) other miscellaneous compensation. Excludes payment of $43,750 in compensation that was earned in 1999 but that was paid in 2000; this deferred compensation was accrued and reported as 1999 compensation in this and the prior year Proxy Statement.

(8) Mr. Moynahan resigned from his positions with the Company effective June 3, 1998 and resumed these positions effective May 10, 1999.

(9) Includes payment of (i) non-accountable expense and transportation allowances, (ii) other miscellaneous compensation and (iii) $10,375 in compensation that was earned in 1999 but that was paid in 2000. Excludes payment of an additional $14,080 in salary that was earned in 1999 but that was paid in 2000; this deferred compensation was accrued and reported as 1999 compensation in this and the prior year Proxy Statement.

(10) Dr. Ben-Dak was hired as an executive of the Company in June 1999.

     OPTION GRANTS TABLE. The following table sets forth information on grants of stock options during fiscal 2000 to executive officers and directors of the Company. All such options are exercisable to purchase shares of Common Stock.

                                       Options      Percent of Total         Exercise or Base Price     Expiration Date
                                       Granted    Options Granted to         ($Share)
                                      (Shares)     Employees in Year
Eugene J. Amobi                        150,000        12.4111%                       $5.8750            January 3, 2010
                                        10,000         0.8274%                       $4.8125            October 20, 2010
Dr. Joseph Ben-Dak                           0         0.0000%                       n/a                n/a
Keith P. Hicks, Esq.                    10,000         0.8274%                       $4.8125            October 20, 2010
John F. Moynahan                             0         0.0000%                       n/a                n/a
Edward G. Newman                        50,000         4.1370%                       $4.8125            October 20, 2010
Steven A. Newman, M.D.                  50,000         4.1370%                       $4.8125            October 20, 2010
Phillip E. Pearce                       10,000         0.8274%                       $4.8125            October 20, 2010
James J. Ralabate, Esq.                 50,000         4.1370%                       $4.8125            October 20, 2010
Lt. Gen Harry E. Soyster (Ret.)         10,000         0.8274%                       $4.8125            October 20, 2010
Kazuyuki Toyosato                       10,000         0.8274%                       $4.8125            October 20, 2010
Dr. Edwin Vogt                          10,000         0.8274%                       $4.8125            October 20, 2010
Martin Eric Weisberg, Esq.              10,000         0.8274%                       $4.8125            October 20, 2010

Fiscal Year-End Options/Option Values Table.

                                     Number of Securities Underlying             Value of Unexercised In-The-Money
                                     Unexercised Options at Fiscal               Options at Fiscal Year-End ($)
                                                   Year End
                                     Exercisable        Unexercisable               Exercisable      Unexercisable
                                     --------------- -- ------------------- ---- ------------------- ------------------------

Eugene J. Amobi                             200,000                190,000            $7,500         $      -
Dr. Joseph Ben-Dak                           70,893                130,893            $7,500         $ 15,000
Keith P. Hicks, Esq.                         80,000                 10,000            $1,250         $      -
John F. Moynahan                            160,581                160,580            $  -           $      -
Edward G. Newman,                           402,777                 63,888           $85,938         $      -
Steven A. Newman, M.D.                      501,167                 60,583           $91,372         $      -
Phillip E. Pearce                           105,000                 10,000            $1,250         $      -
James J. Ralabate, Esq.                     110,000                 50,000            $8,750         $      -
Lt. Gen Harry E. Soyster (Ret.)             130,000                 10,000            $1,250         $      -
Kazuyuki Toyosato                            90,000                 90,000            $1,250         $      -
Dr. Edwin Vogt                               96,667                 98,334            $1,250         $      -
Martin Eric Weisberg, Esq.                   95,000                 10,000            $4,375         $      -

     The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

EMPLOYMENT AGREEMENTS

     Edward G. Newman is employed with the Company pursuant to a three-year employment agreement expiring on December 31, 2002. This agreement calls for an initial base salary of $250,000 with annual increases at the United States Consumer Price Index ("CPI") percentage plus three percent, subject to a ceiling of 10%; an annual bonus, payable at the discretion of the Board of Directors in cash, shares of Common Stock, options to purchase shares of Common Stock, stock appreciation rights or any combination thereof, in an amount to be determined by the Board of Directors; a $2 million life insurance policy payable to his designated beneficiaries; and an annual grant of stock options in an amount equal to the greater of (i) 1.5% of the

"Revenue Goal" where "Revenue Goal" is equal to 85% of the Company's revenue goal for each fiscal year during the term of employment, if the Revenue Goal is attained, and (ii) 2% of the increase, if any, in the market capitalization, based on the average of the number of shares outstanding and the closing prices of the Common Stock for the 30 days ended December 31 of the applicable year compared to the comparable 30 day period in the prior year, from January 1 to December 31 of the applicable fiscal year ("Performance Options"), with a limit on such grant of the greater of 500,000 shares or 1.5% of the then-outstanding shares of Common Stock in any given fiscal year during the term of the employment agreement. The Performance Options are exercisable at a price equal to the average of the closing price of the Common Stock for 30 days prior to the end of the applicable fiscal year. As an incentive to enter into this agreement, Mr. Newman received an initial payment of $50,000. In the event of a change of control or Mr. Newman terminating his employment for good cause, Mr. Newman is entitled to a severance payment of the greater of two years or the remaining term of this agreement and the Performance Options for the year of termination and the following year. This agreement provides Mr. Newman with benefits which the Company may provide to its executive officers, including health care insurance, automobile allowance and vacation.

     Dr. Steven A. Newman is employed with the Company pursuant to a three-year employment agreement expiring on December 31, 2002. This agreement calls for an initial base salary of $225,000 with annual increases at the CPI percentage plus three percent, subject to a ceiling of 10%; an annual bonus, payable at the discretion of the Board of Directors in cash, shares of Common Stock, options to purchase shares of Common Stock, stock appreciation rights or any combination thereof, in an amount to be determined by the Board of Directors, with a minimum bonus of $100,000 set for 2000; a $2 million life insurance policy payable to his designated beneficiaries; and an annual grant of Performance Options, if applicable, with an exercise price equal to the average of the closing price of the Common Stock for 30 days prior to the end of the applicable fiscal year, with a limit on such grant of the greater of 500,000 shares or 1.5% of the then-outstanding shares of Common Stock in any given year. As an incentive to enter into this agreement, Dr. Newman received an initial payment of $50,000. In the event of a change of control or Dr. Newman terminating his employment for good cause, Dr. Newman is entitled to a severance payment of the greater of two years or the remaining term of this agreement, and the Performance Options for the year after termination and the following year. This agreement provides Dr. Newman with benefits which the Company may provide to its executive officers, including health care insurance, automobile allowance and vacation.

     John F. Moynahan is employed with the Company pursuant to a three-year employment agreement expiring on December 31, 2002. This agreement calls for an initial base salary of $170,000 with annual increases at the CPI percentage plus three percent subject to a ceiling of 10%; an annual cash bonus to be determined by the Board of Directors; a $750,000 life insurance policy payable to his designated beneficiaries; and an annual grant of stock options to be determined by increases in revenues or market capitalization over the prior year, at the price in effect at the time such grant is made, with a limit on such grant of the greater of 100,000 shares or 0.33% of the then-outstanding stock in any given year. As an incentive to enter into this agreement, Mr. Moynahan received an initial payment of $25,000. In the event of a change of control or Mr. Moynahan terminating his employment for good cause, Mr. Moynahan is entitled to a severance payment of the greater of two years or the remaining term of this agreement, the Performance Options for the year after termination and the following year, and immediate vesting of options. This agreement provides Mr. Moynahan with benefits which the Company may provide to its executive officers, including health care insurance, automobile allowance and vacation.

     Kazuyuki Toyosato has been employed with the Company pursuant to a three-year employment agreement which expired on March 3, 2000. This employment agreement provided for a minimum annual salary of $153,575. Although the employment agreement with Mr. Toyosato has terminated, Mr. Toyosato remains an employee of the Company.

     Dr. Edwin Vogt is employed pursuant to a five-year employment agreement expiring on December 31, 2004. Pursuant to this agreement, Dr. Vogt receives an annual base salary of $150,000, which can be adjusted annually at the discretion of management.

     Eugene J. Amobi is employed pursuant to a three-year employment agreement expiring on December 31, 2003. This agreement provides for an annual base salary of $140,000 and an annual discretionary bonus to be determined by the Company for each full year of employment with the Company based upon the performance of Mr. Amobi during such year as well as the Company's overall performance during such year. As an incentive to enter into this agreement, Mr. Amobi was granted the right to purchase 150,000 shares of Common Stock, which right will vest over a period of three years in increments of 50,000 shares per year on December 31 of each year beginning December 31, 2000 through December 31, 2002. Any unvested option granted to Mr. Amobi pursuant to this employment agreement will fully vest upon a change of control or upon the termination of the employment agreement by Mr. Amobi for good reason. This agreement provides Mr. Amobi with benefits which the Company may provide to its executive officers, including health care insurance, automobile allowance and vacation.

COMPENSATION PLANS

     The following are the compensation plans of the Company currently in effect.

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

     The 1997 Incentive Plan provides the Committee discretion to grant SARs to key employees, consultants and directors. Promptly after exercise of a SAR the holder shall be entitled to receive in cash, by check or in shares of Common Stock, an amount equal to the excess of the fair market value on the exercise date of the shares of Common Stock as to which the SAR is exercised over the base price of such shares, which shall be determined by the Committee

     The 1997 Incentive Plan also provides the Committee discretion to grant to key persons shares of restricted stock subject to certain contingencies and restrictions as the Committee may determine.

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

     The 1999 Incentive Plan provides the Committee discretion to grant SARs to key employees, consultants and directors. Promptly after exercise of a SAR the holder shall be entitled to receive in cash, by check or in shares of Common Stock, an amount equal to the excess of the fair market value on the exercise date of the shares of Common Stock as to which the SAR is exercised over the base price of such shares, which shall be determined by the Committee

     The 1999 Incentive Plan also provides the Committee discretion to grant to key persons shares of restricted stock subject to certain contingencies and restrictions as the Committee may determine.

2000 STOCK INCENTIVE PLAN

     The 2000 Stock Incentive Plan (the "2000 Incentive Plan") was adopted by the Company's Board of Directors on September 13, 2000. The 2000 Incentive Plan provides for the granting of Incentive Stock Options within the meaning of
Section 422 of the Code, nonqualified stock options, SARs and grants of shares of Common Stock subject to certain restrictions (collectively, "Awards") up to a maximum of 3,000,000 shares to officers, directors, key employees and others. Incentive Stock Options can be awarded only to employees of the Company at the time of the grant. No ISO may be granted under the 2000 Incentive Plan after September 13, 2010.

     The 2000 Incentive Plan is administered by the Board of Directors or a Committee of the Board of Directors, which determines the terms and conditions of the Awards granted under the 2000 Incentive Plan, including the exercise price, number of shares subject to the option and the exercisability thereof. Dr. Steven A. Newman, Lt. Gen. Harry E. Soyster (Ret.) and Martin Eric Weisberg, Esq. currently are the members of the Committee.

     The exercise price of all Incentive Stock Options granted under the 2000 Incentive Plan must equal at least the fair market value of the Common Stock on the date of grant. In the case of Substantial Stockholders, the exercise price of Incentive Stock Options must be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the 2000 Incentive Plan shall be determined by the

Compensation Committee. The term of any Incentive Stock Option granted under the 2000 Incentive Plan may not exceed ten years, or, for Incentive Stock Options granted to Substantial Stockholders, five years. The 2000 Incentive Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

     The 2000 Incentive Plan provides the Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or relationship with the Company, options may be exercised only to the extent exercisable on the date of such termination (within three months), but not thereafter, unless termination is due to death or disability, in which case the options are exercisable within one year of termination.

     The 2000 Incentive Plan provides the Committee discretion to grant SARs to key employees, consultants and directors. Promptly after exercise of a SAR the holder shall be entitled to receive in cash, by check or in shares of Common Stock, an amount equal to the excess of the fair market value on the exercise date of the shares of Common Stock as to which the SAR is exercised over the base price of such shares, which shall be determined by the Committee.

     The 2000 Incentive Plan also provides the Committee discretion to grant to key persons shares of restricted stock subject to certain contingencies and restrictions as the Committee may determine.

     As of December 31, 2000 a total of 4,850,752 options had been issued and were outstanding pursuant to the Company's stock incentive plans. Each of the outstanding options has an exercise price at least equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2000, there were no SARs outstanding and there have been three grants of Restricted Stock of 50,000 shares of Common Stock to three officers of the Company.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee participate in all deliberations concerning executive compensation. The Compensation Committee consists of Lt. Gen. Harry E. Soyster (Ret.), Dr. Steven A. Newman and Martin Eric Weisberg, Esq. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors.

                     REPORT OF THE COMPENSATION COMMITTEE ON
                             EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

         The Compensation Committee of the Board of Directors is responsible for developing and making recommendations to the Board of Directors with respect to the Company's executive compensation policies. In addition, the Compensation Committee, pursuant to authority delegated by the Board of Directors, determines the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

         The objectives of the Company's executive compensation program are to:

          o    Support the achievement of desired Company performance

          o Provide compensation that will attract and retain superior talent and reward performance

         The executive compensation program provides an overall level of compensation opportunity that is competitive within the technology and software industries, as well as with a broader group of companies of comparable size and complexity.

EXECUTIVE OFFICER COMPENSATION PROGRAM

         The Company's executive officer compensation program is comprised of base salary, long-term incentive compensation in the form of stock options, specific performance-based bonuses and various benefits, including medical and pension plans generally available to employees of the Company.

BASE SALARY

         Base salary levels for the Company's executive officers are competitively set relative to companies in the technology industry. In determining salaries, the Committee also takes into account individual experience and performance and specific issues particular to the Company.

STOCK OPTION PROGRAM

         The stock option program is the Company's long-term incentive plan for providing an incentive to officers, directors, employees and others.

         The 1996 Incentive Plan, the 1997 Incentive Plan, 1999 Stock Incentive Plan and the 2000 Incentive Plan authorize the Compensation Committee to award officers, directors, employees and others stock options. Options granted under such Plans may be granted containing terms determined by the Committee, including exercise period and price; provided, however, that each Plan requires that exercise price may not be less than the fair market value of the Common Stock on the date of the grant and the exercise period may not exceed ten years, subject to further limitations.

BENEFITS

         The Company provides to executive officers, medical and pension benefits that generally are available to Company employees.

BONUS

         The Company provides to certain executive officers bonuses based on performance and/or a change of control of the Company.

CHIEF EXECUTIVE OFFICER COMPENSATION

         In the case of Edward G. Newman, the Company's Chief Executive Officer, the Compensation Committee evaluates the performance of the Company, the improvement of the Company's financial position and the Chief Executive Officer's contributions to the Company and its growth as well as the considerations impacting the compensation of executive officers generally described above. Mr. Newman is employed with the Company pursuant to a three-year employment agreement expiring on December 31, 2002. See "Employment Agreements". Based on Mr. Newman's leadership efforts and commitment to the Company, the Company's 2000 operating performance and the criteria described above, in addition to a base salary of $263,476, payment of non-accountable expense and transportation allowances and other miscellaneous compensation of $76,211, a bonus of $50,000, and options to purchase 50,000 shares of the Company's Common Stock, were granted to Mr. Newman by the Compensation Committee for the fiscal year ending December 31, 2000.



                                           Steven A. Newman
                                           Lt. Gen. Harry E. Soyster (Ret.)
                                           Martin Eric Weisberg, Esq.
                                           Members of the Compensation Committee

PERFORMANCE GRAPH

         Set forth below is a graph comparing the yearly change in the cumulative stockholder return on the Company's Common Stock with the Russell 2000 Index, the NASDAQ Composite Index and the Nasdaq Computer Manufacturing Index. The graph assumes that $100 was invested in the Company at its Initial Public Offering in the Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on the Common Stock. The stockholder returns shown on the graph below are not necessarily indicative of future performance.




                        [PERFORMANCE GRAPH APPEARS HERE]

     ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth as of April 25, 2001, certain estimated information regarding the ownership of voting securities of the Company by each stockholder known to the management of the Company to be (i) the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the directors during the last fiscal year and nominees for director of the Company,
(iii) the executive officers named in the Summary Compensation Table herein under "Executive Compensation" and (iv) all executive officers and directors as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                        Amount of Shares             Percentage
Name                                   Beneficially Owned               Owned
----                                   ------------------               -----

EUGENE J. AMOBI                             500,000           (1)       1.2%
12701 Fair Lakes Circle
Fairfax, Virginia 22033

DR. JOSEPH BEN-DAK                           70,893           (2)        *
12701 Fair Lakes Circle
Fairfax, Virginia  22033

KEITH P. HICKS, ESQ.                        399,597           (3)        *
4121 Roberts Road
Fairfax, Virginia 22032

JOHN F. MOYNAHAN                            210,583           (4)        *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

EDWARD G. NEWMAN                           2,788,565          (5)       5.9%
12701 Fair Lakes Circle
Fairfax, Virginia 22033

STEVEN A. NEWMAN, M.D.                     1,492,147          (6)       3.1%
12701 Fair Lakes Circle
Fairfax, Virginia 22033

PHILLIP E. PEARCE
12701 Fair Lakes Circle
Fairfax, Virginia 22033

JAMES J. RALABATE, ESQ                      168,726           (8)        *
5792 Main Street
Williamsville, New York 14221

LT. GEN. HARRY E. SOYSTER (RET.)            149,364           (9)        *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

KAZUYUKI TOYOSATO                            90,000           (10)       *
Urban Square Yokohama Bldg. 10F 1-1
Sakae-cho Yokohoma-shi Kanagawa
221-0052 Japan

DR. EDWIN VOGT                              116,667           (10)       *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

MARTIN ERIC WEISBERG, ESQ.                  132,000           (12)       *
405 Lexington Avenue
New York, New York 10174

All Officers and directors as a group      6,223,542          (13)     12.6%
(12 persons)
----------

 *  Less than 1%

(1) Includes 200,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(2) Includes 70,893 shares of Common Stock issuable upon exercise of currently exercisable options.

(3) Includes 80,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(4) Includes 160,583 shares of Common Stock issuable upon exercise of currently exercisable options, and 50,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2001.

(5) Includes (a) 402,777 shares of Common Stock issuable upon exercise of currently exercisable options, (b) 200,000 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his children, (c) 218,000 shares registered under the name of Bear Stearns pursuant to a pledge agreement between Mr. Newman and Bear Stearns, (d) 1,765 shares beneficially owned by Mr. Newman and his wife, Frances C. Newman, as joint tenants and (e) 9,000 shares owned by an irrevocable trust established by Dr. Steven A. Newman for which Mr. Newman is trustee. Does not include (a) 761,950 shares of Common Stock beneficially owned by Mr. Newman's wife, Frances C. Newman; (b) 28,900 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his sister; and (c) 28,900 shares of Common Stock beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his mother. Mr. Newman disclaims beneficial ownership of all such shares.

(6) Includes (a) 501,166 shares of Common Stock issuable upon exercise of currently exercisable options, (b) 100,000 shares of Common Stock beneficially owned by an irrevocable trust established by Dr. Newman for the benefit of his children, for which shares Dr. Newman disclaims beneficial ownership, (c) 500,000 shares registered under the name of Bear Stearns pursuant to a pledge agreement between Dr. Newman and Bear Stearns and (d) 32,000 shares owned by an irrevocable trust established by Edward
     G. Newman for which Dr. Newman is trustee.

(7) Includes 105,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(8) Includes 110,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(9) Includes 130,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(10) Includes 90,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(11) Includes 96,667 shares of Common Stock issuable upon exercise of currently exercisable options.

(12) Includes (a) 105,000 shares of Common Stock issuable upon exercise of currently exercisable options and (b) 18,000 shares of Common Stock beneficially owned by Mr. Weisberg's children and 9,000 shares of Common Stock beneficially owned by Mr. Weisberg's wife. Mr. Weisberg disclaims beneficial ownership of all shares owned by his wife and children.

(13) Includes 2,102,086 shares of Common Stock issuable to the group upon exercise of currently exercisable options.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

TECH INTERNATIONAL AND TECH VIRGINIA

     Since December 1992, the Company has maintained various business relationships with Tech International and since 1994, with Tech Virginia. Tech International operates a computer software and consulting business. Until December 30, 1994, Tech International's Virginia operations were conducted through its Virginia business unit. On December 30, 1994, Tech International spun-off the Virginia business unit (the "Spin-Off") as Tech Virginia. Edward G. Newman, a principal stockholder, director and the Chairman, President and Chief Executive Officer of the Company, Steven A. Newman, an Executive Vice President and Vice Chairman of the Board of Directors of the Company and Eugene J. Amobi, a director of the Company, were the stockholders, and continue as officers and directors of Tech Virginia. Eugene J. Amobi is the sole director and stockholder of Tech International

MANAGEMENT PERSONNEL AGREEMENTS WITH TECH VIRGINIA

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

LEGAL SERVICES

     The Company uses a member of its Board of Directors as its patent counsel. The Company ad expenditures of $174,468, $239,598 and $164,956 during 2000, 1999 and 1998, respectively, in legal services payable tot his Director. this Director also serves as the Company's processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The Director is paid only the amount owed by the Company to the other law firms and does not directly profit from these services. the Company made payments of $266,026, $224,377 and $148,231 during 2000, 1999 and 1998, respectively, to this Director related to his services as processing agent.

     The Company uses a law firm, in which an officer and member of its Board of Directors is a partner, for services related to securities, financings, litigation and other general legal matters.

The Company had expenditures of $446,320, $663,075 and $345,207 during 2000, 1999 and 1998, respectively, in legal services payable to this law firm.

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Exhibit          Description
     -------          -----------

     23.1         Consent of Grant Thornton LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Xybernaut Corporation
Dated: April 27, 2001
                                       By: /s/ Edward G. Newman
                                          --------------------------------------------------
                                          Edward G. Newman
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

                 Signature                                            Title                                    Date


/s/ Edward G. Newman                          President, Chief Executive Officer and Chairman of     April 27, 2001
--------------------------------------------  the Board of Directors
Edward G. Newman


/s/ Steven A. Newman, M.D.                    Executive Vice President and Vice Chairman of the      April 27, 2001
--------------------------------------------  Board of Directors
Steven A. Newman, M.D.


/s/ John F. Moynahan                          Senior Vice President, Chief Financial Officer and     April 27, 2001
--------------------------------------------  Treasurer
John F. Moynahan


/s/ Eugene A. Amobi                           Director                                               April 27, 2001
--------------------------------------------
Eugene A. Amobi


/s/ Keith P. Hicks                            Director                                               April 27, 2001
--------------------------------------------
Keith P. Hicks


/s/ Phillip E. Pearce                         Director                                               April 27, 2001
--------------------------------------------
Phillip E. Pearce


/s/ James J. Ralabate                         Director                                               April 27, 2001
--------------------------------------------
James J. Ralabate


/s/ Lt. Gen. Harry E. Soyster                 Director                                               April 27, 2001
--------------------------------------------
Lt. Gen. Harry E. Soyster


/s/ Kazuyuki Totosato                         Executive Vice President and Director                  April 27, 2001
--------------------------------------------
Kazuyuki Toyosato


/s/ Dr. Edwin Vogt                            Senior Vice President and Director                     April 27, 2001
--------------------------------------------
Dr. Edwin Vogt


/s/ Martin Eric Weisberg, Esq.                Secretary and Director                                 April 27, 2001
--------------------------------------------
Martin Eric Weisberg, Esq