Form 10-Q
period 2001-03-31
XYBERNAUT CORP
filed 2001-05-11
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001 OR

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

(703) 631-6925
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock — $0.01 par value	Outstanding at May 9, 2001 50,851,292

INDEX

PAGE

COVER PAGE	1

INDEX	2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Condensed Consolidated Balance Sheets (unaudited and audited)	3

Condensed Consolidated Statements of Operations (unaudited)	4

Condensed Consolidated Statements of Cash Flows (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition	10

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	18

PART II —OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K	20

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000
	(unaudited)	(audited)

Current assets:

Cash and cash equivalents	$3,531,776	$9,273,632

Accounts receivable, net of allowances of $129,355	2,433,925	3,470,600

Inventory, net of reserves of $1,370,000	2,252,301	3,207,939

Notes receivable from officers, net	1,147,500	998,581

Prepaid and other current assets	610,437	877,045

Total current assets	9,975,939	17,827,797

Property and equipment, net	775,491	841,875

Other assets:

Patent costs, net of accumulated amortization of $851,399

and $777,431	891,770	790,014

Tooling costs, net of accumulated amortization of $745,890 and

$735,985, and reserves of $250,000	559,639	197,578

Other	681,926	585,418

Total other assets	2,133,335	1,573,010

Total assets	$12,884,765	$20,242,682

Current liabilities

Accounts payable	$1,325,646	$1,900,924

Accrued expenses and other	1,794,158	2,054,359

Deferred revenue	597,253	468,534

Notes and loans payable	23,750	492,263

Total current liabilities	$3,740,807	$4,916,080

Commitments and contingencies

Stockholders’ equity

Common stock, $0.01 par value, 80,000,000 shares authorized,

45,395,818 and 45,395,818 shares issued and outstanding	$453,958	$453,958

Additional paid-in capital	87,382,175	87,301,374

Foreign currency translation	(512,839)	(185,983)

Accumulated deficit	(78,179,336)	(72,242,747)

Total stockholders’ equity	$9,143,958	$15,326,602

Total liabilities and stockholders’ equity	$12,884,765	$20,242,682

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2001	2000

Revenue:

Product	$1,358,151	$1,499,442

Consulting, licensing and other	917,071	605,030

Total revenue	2,275,222	2,104,472

Cost of sales:

Product	1,119,439	1,091,293

Consulting, licensing and other	584,936	465,235

Gross income	570,847	547,944

Operating expenses:

Sales and marketing	3,100,374	3,100,904

General and administrative	1,646,936	1,446,573

Research and development	1,845,151	589,828

Total operating expenses	6,592,461	5,137,305

Operating loss	(6,021,614)	(4,589,361)

Interest and other income/(expense), net	91,014	(159,845)

Loss before provision for income taxes	(5,930,600)	(4,749,206)

Provision for income taxes	5,989	26,209

Net loss	(5,936,589)	(4,775,415)

Provision for preferred stock dividends	—	8,130

Net loss applicable to holders of common stock	$(5,936,589)	$(4,783,545)

Net loss per common share applicable to holders of

common stock (basic and diluted)	$(0.13)	$(0.14)

Weighted average number of common shares

outstanding (basic and diluted)	45,395,818	35,421,340

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(6,124,544)	$(4,775,415)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	424,613	396,874

Provision for bad debts	—	22,794

Amortization of note discount	—	191,969

Non-cash charges for equity securities issued for services	80,800	529,172

Changes in assets and liabilities:

Inventory	745,847	(286,546)

Accounts receivable	976,655	(313,556)

Prepaid and other current assets	260,229	(24,545)

Notes receivable from officers, net	(148,919)	4,823

Other assets	(11,691)	(59,215)

Accounts payable	(551,620)	(2,405,093)

Accrued expenses and other	(243,785)	(677,775)

Deferred revenue	128,719	—

Net cash used in operating activities	(4,463,696)	(7,396,513)

Cash flows from investing activities:

Acquisition of property and equipment	(235,869)	(113,147)

Acquisition of patents and trademarks	(179,437)	(68,305)

Capitalization of tooling costs	(363,730)	(56,664)

Capitalization of loan costs	(10,000)	—

Net cash used in investing activities	(789,036)	(238,116)

Cash flows from financing activities:

Proceeds from:

Common stock offerings, net	—	2,463,000

Exercise of warrants	—	9,128,561

Notes and loans	—	2,752,413

Payments for:

Notes and loans	(466,668)	—

Net cash (used in)/provided by financing activities	(466,668)	14,343,974

Effect of exchange rate changes on cash and cash equivalents	(22,456)	17,775

Net (decrease)/increase in cash and cash equivalents	(5,741,856)	6,727,120

Cash and cash equivalents, beginning of period	9,273,632	2,126,000

Cash and cash equivalents, end of period	$3,531,776	$8,853,120

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,673	$37,032

Cash paid for taxes	$29,502	$26,209

Supplemental disclosure of non-cash financing activities:

Equity securities issued for future services	$119,601	$373,364

Equity securities issued as payment of accounts payable	$—	$109,740

Provision for preferred stock dividend requirements	$—	$8,130

Common stock issued for preferred stock dividend requirements	$—	$133,904

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation (“Xybernaut” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2001 and December 31, 2000 and the results of their operations and cash flows for the three months ended March 31, 2001 and 2000. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2001. Please refer to the Company’s Annual Report on Form 10-K for the complete financial statements.

      On April 7, 2000, Xybernaut acquired Selfware, Inc, which subsequently changed its name to Xybernaut Solutions, Inc. (“XSI”). The merger was accounted for as a pooling of interests. All financial data of the Company, including Xybernaut’s previously issued financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of XSI.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Vienna, Virginia, U.S.A), Xybernaut GmbH (Boeblingen, Germany), Xybernaut K.K. (Yokohama, Japan) and Xybernaut Development Corporation (Fairfax, Virginia, U.S.A.). All significant intercompany accounts and transactions have been eliminated in the consolidation. Net gains and losses resulting from foreign currency transactions have not been material.

Revenues

      The Company’s revenues are principally derived from sales of its hardware and software products and from consulting services. Revenue from product sales is recognized upon shipment of the Company’s products to end-users pursuant to binding customer purchase orders. When shipments are made to distributors, revenue is recognized upon ultimate sale by the distributors to end-users, when the distributors purchase product for their own use pursuant to separate binding purchase orders, or when returns can be reasonably estimated.

      Revenue recognition related to consulting services is dependent on the terms and conditions of the Company’s various contracts with its customers. Revenue is typically recognized ratably over the contractual periods or as the services are provided. In time-and-materials contracts, revenue is recognized as the Company incurs billable costs. In fixed-price contracts, revenue is recorded on the basis of estimated percentage of completion, based on the ratio of costs incurred over total estimated costs to complete.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition, income statement presentation and financial disclosures. The Company adopted SAB 101 during 2000. At March 31, 2001 and December 31, 2000, the Company has deferred

$309,780 in revenue associated with shipments of its hardware products pursuant to sales contracts which included provisions for future upgrades of its products. The Company expects to recognize this deferred revenue during 2001 as the upgraded products are ultimately shipped to the customers.

Comprehensive Income

      During 1998, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which separates comprehensive income into two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as elements of stockholders’ equity and are excluded from net income. The Company’s other comprehensive income is comprised principally of foreign currency translation gains and losses. For the three months ended March 31, 2001 and 2000, comprehensive loss was $6,263,445, consisting of a net loss of $5,936,589 and foreign currency translation loss of $326,856, and $4,681,526, consisting of a net loss of $4,775,415 and foreign currency translation gain of $93,889, respectively.

3. NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In 1999, the required implementation date of SFAS 133 was delayed to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, the Company does not utilize derivative instruments, but may elect to do so to hedge foreign currency, interest rate or other exposures if such exposures become significant. The Company adopted SFAS 133 during the quarter ended March 31, 2001. The adoption did not have a significant effect on the Company’s results of operations or its financial position.

4. INVENTORY AND TOOLING

      At March 31, 2001 and December 31, 2000, inventory consisted primarily of component hardware parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Capitalized tooling costs consist primarily of payments made to third-party vendors for their products and services, used in the design and manufacture of the Company’s hardware product lines. Inventory at March 31, 2001 and December 31, 2000 consisted primarily of hardware components for the Company’s current product line, the Mobile Assistant® IV, (the “MA® IV”). Tooling at March 31, 2001 was related primarily to production of the MA IV and the MA V, the Company’s next generation product line. Tooling at December 31, 2000 was related primarily to the MA IV product line. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and tooling and adjusts the carrying values to their net realizable value when required. During 2000, the Company announced the introduction of the MA IV TC, a new model of its MA IV product line, as well as the MA V, both of which are scheduled for introduction during 2001. While the Company’s management believes that it can sell the existing MA IV inventory at above historical cost, the Company has established inventory and tooling reserves to cover potential losses which it may incur in selling this inventory at below cost, given the uncertainties created by the introduction of these new products. In the event that anticipated sales of the Company’s hardware products do not materialize, additional adjustments may be necessary to write down the carrying value of the Company’s inventory and related capitalized tooling costs of these components. As of March 31, 2001 and December 31, 2000, the allowance to reduce inventory balances to net realizable value was $1,370,000 and the allowance to reduce capitalized tooling costs to net realizable value was $250,000.

5. FINANCINGS

Common Stock

      On January 3, 2000, the Company received net proceeds of $2,460,500 through the issuance of 647,500 shares its common stock.

      The Company has issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $80,800 and $529,172 during the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001, an additional $119,601 was recorded as prepaid expenses that will be amortized over the remaining lives of the underlying service agreements.

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the three months ended March 31, 2001 and 2000, the Company received gross proceeds of $0 and $841,941, respectively, and issued 0 and 364,282 shares, respectively, of its common stock related to these exercises.

      In connection with the Company’s various financings and borrowings, the Company has issued warrants to purchase common stock. The Company received gross proceeds of $0 and $8,196,875 through the issuance of 0 and 1,765,200 shares of its common stock during the three months ended March 31, 2001 and 2000, respectively, related to the exercise of certain of these warrants. At March 31, 2001, the Company had warrants outstanding to purchase 3,814,937 shares of its common stock at prices that range from $2.00 to $18.00 per share, with a weighted average of $4.64 per share.

Borrowings

      In April 1999, XSI entered into a term loan and revolving line of credit that were secured by its assets. Borrowings under the loans accrued interest at the prime rate plus 1.0%. During the three months ended March 31, 2000, XSI borrowed $95,000 and incurred $3,415 in interest expense pursuant to these facilities.

      On December 2, 1999, the Company entered into a financing facility with IBM Global Finance (“IBM Finance” and the “1999 IBM Facility,” respectively). Borrowings under the 1999 IBM Facility were secured by the Company’s equipment, inventory and accounts receivable balances. Under the terms of the facility, the Company borrowed $1,000,000 under a six-month term loan and was extended a $3,000,000 credit line to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. The borrowing under the term loan accrued interest at up to the prime rate plus 2.5% per annum. Borrowings under the credit line accrue interest at up to the prime rate plus 2.75%, depending on certain specifics of the underlying sales being financed, such as the type of customer and the age of the accounts receivable balance. The Company repaid the remaining balance of $333,333 of the term loan and incurred $22,246 in interest expense during the three months ended March 31, 2000.

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

      In July 2000, subsequent to the repayment of the 1999 IBM Facility term loan, the Company entered into a new six-month $1,400,000 term loan with IBM Finance (the “2000 IBM Facility”), the terms of which were similar to those in the 1999 IBM Facility. The borrowing was secured by certain of the Company’s equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. The Company owed $466,668 at December 31, 2000 and incurred $6,702 in interest expense during the three months ended March 31, 2001 associated with the 2000 IBM Facility. The remaining balance was repaid during the first quarter of 2001. The Company has received a proposal from IBM Finance to obtain an expanded revolving credit facility based on the Company’s inventory and accounts receivable balances, but there can be no assurance that this facility will be finalized.

Preferred Stock

      During 1999, the Company issued 10,500 shares of series D convertible preferred stock (“Series D Preferred Stock”) for gross proceeds of $10,000,000 and 2,100 shares of its series E convertible preferred stock (“Series E Preferred Stock”) for gross proceeds of $2,000,000.

      During the three months ended March 31, 2000, 4,250 shares of the Series D Preferred Stock were converted into 3,970,581 shares of common stock. As of March 31, 2000, all shares of preferred stock had been converted into shares of common stock except for 250 shares of Series D Preferred Stock and 100 shares of Series E Preferred Stock. These remaining shares were converted into shares of common stock during the three months ended June 30, 2000.

6. SEGMENT AND ENTERPRISE WIDE REPORTING

      Operating segments are defined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. The financial information disclosed herein, materially represents all of the financial information related to the Company’s principal operating segments as a provider of wearable computing and communications systems and software and service solutions.

      Revenues by geographical destination as a percentage of total revenues for the three months ended March 31, 2001 and 2000 are as follows:

	Three Months Ended
	March 31,
	2001	2000

United States	73%	58%

European countries, principally Germany	19%	18%

Far Eastern countries, principally Japan	8%	24%

      Operations in various geographical areas are summarized as follows:

	As of and for the
	Three Months Ended
	March 31,
	2001	2000

North America:

Total revenue	$1,664,684	$1,224,968

Net loss	$5,069,722	$4,168,015

Identifiable assets	$9,718,541	$15,162,179

Europe:

Total Revenue	$428,550	$375,363

Net loss	$654,569	$444,551

Identifiable assets	$1,429,915	$728,205

Asia:

Total revenue	$181,988	$504,141

Net loss	$212,298	$162,849

Identifiable assets	$1,736,309	$4,817,027

      The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

			ACCOUNTS RECEIVABLE
	REVENUE
				PERCENT OF TOTAL
	NUMBER OF	PERCENT OF	NUMBER OF	ACCOUNTS
	CUSTOMERS	TOTAL REVENUE	CUSTOMERS	RECEIVABLE

For the Three Months Ended March 31,

2001	2	35.5%	2	48.9%

2000	1	12.0%	1	12.0%

      The Company has contracted with IBM to design, develop and manufacture the computer portion of its next generation of wearable computer systems, the MA V, which is scheduled for introduction in 2001. As of March 31, 2001, a substantial portion of the design and development of the MA V product was complete. Under the terms of the underlying agreements, Xybernaut pays IBM for design and development work and retains ownership of the manufacturing package including the tools, dies and other items needed for production. Management believes that other partners could provide the remaining design, development and manufacture services on similar terms if required. However, a delay in supply of the necessary parts and components, as a result of a change in supplier, could have a material adverse effect on the Company’s results of operations.

       A customer of the Company provides marketing services to the Company. The Company recorded revenues on sales of its hardware products to this customer of $0 and $252,139 during the three months ended March 31, 2001 and March 31, 2000, respectively. The Company recorded $71,250 and $124,455 of expenses related to the marketing services performed by this customer during the three months ended March 31, 2001 and 2000, respectively. These services were paid through the issuance of the Company’s equity securities during 2000.

7. SUBSEQUENT EVENTS

      During April and May 2001, the Company received gross proceeds of $11,704,589 through private placements and warrant exercises. Of this amount, the Company raised $10,200,000 through the private placement of 5,238,094 shares of its common stock to several investors. These shares were sold at a weighted average price of $1.95, representing an approximate 13% discount to the closing bid price of the shares on the days preceding the finalization of negotiations between the Company and the investors. In connection with these private placements, the Company issued warrants to purchase 1,616,427 shares of its common stock at an exercise price of $5.00 per share and paid $350,000 in finders fees.

      The remaining $1,504,589 in gross proceeds was raised by the Company through the exercise of existing warrants by investors, through which 716,471 shares of common stock were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
    FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

      To keep investors informed of the Company’s future plans and objectives, this Quarterly Report on Form 10-Q (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company’s future results, future performance, intentions, objectives, plans and expectations that are, or may be deemed to be, “forward-looking statements.” The Company’s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company’s actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to profit from its products and services as expected, the Company’s ability to meet competition, the Company’s ability to maintain superior technological capability, foresee changes and continue to identify, develop and commercialize innovative and competitive products and services, the Company’s ability to penetrate different markets and successfully expand its revenue, and the Company’s ability to generate cash flow and obtain financing to support its operations and growth.

OVERVIEW

      Xybernaut Corporation (the “Company”), a Delaware corporation originally incorporated in 1990, is engaged in the research, development, manufacture, marketing and sales of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (“XSI”). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). The Mobile Assistant® (“MA®”) series is the Company’s primary line of hardware products, with the MA IV currently available and the MA V and MA IV TC scheduled for commercial release during 2001.

      The Mobile Assistant is a wearable personal computer which combines the speed, memory, processing, multimedia and communications capabilities of a desktop PC in a lightweight, user-supported unit with hands-free operation and simultaneous user mobility. The Mobile Assistant is a combination of hardware and software designed to be worn on the body to perform complex and time consuming tasks such as remote video teleconferencing, installation, maintenance, repair and inspection of complex technological and mechanical systems, retrieval and analysis of information from remote locations, and coordination of remote commercial and industrial activities, or military field operations.

      The Mobile Assistant incorporates technologically advanced optional features such as real-time, two-way video and audio communications through radio frequency transmissions or cellular linkups, global positioning system tracking capabilities and access to information through intranets, the Internet and the World Wide Web. The head-mounted display includes a two-way audio system and optional built-in video camera, and presents a desk-top quality color image that is equivalent to that of a desktop PC monitor at a distance of 18 inches. An optional light-weight, daylight readable, full color flat panel display, with an integrated digitizer, is offered for those users who may not need to be fully hands-free, may need to capture signatures or other forms-related data, or may need to share the displayed data with others. The lightweight body-worn computing unit is designed to allow operation in conditions in which conventional portable computers can not operate and is designed to run software applications designed for Microsoft® Windows® 3.11, 95, 98, 2000 and NT™, as well as DOS, SCO UNIX® and LINUX.

      Through XSI, formerly known as Selfware, Inc., the Company provides a full line of software development and implementation services. XSI provides programming capabilities in a variety of advanced languages including Visual Basic and Visual C++, along with database experience in Microsoft SQL server, Oracle and Sybase. Telecommunication and information technology for asset management are also provided by XSI for computers, hubs, routers and data lines, along with asset management software for linear referenced assets including roads, railways, utility, and pipelines. XSI’s solutions have been developed for use with Windows, UNIX and Novell Netware.

      XSI offers the proprietary OPMIST asset management system that has been installed in over 200 sites worldwide at shipyards, utilities, manufacturers, departments of transportation, military bases and railroads. Also offered by XSI is the Program and Project Management System (“PPMS”) solution that has been provided to six state Departments of Transportation (“DOTs”). The PPMS is a fully integrated program, project and task management system designed by XSI in conjunction with state DOT organizations to help manage capital improvement programs. The PPMS is a total solution that includes commercial-off-the-shelf project scheduling systems, such as Artemis, Primavera, OPX2 and Microsoft Project. By using the PPMS, state DOT organizations have the ability to model every project included in capital improvement programs.

RESULTS OF OPERATIONS

      Historically, the Company has derived its revenues from sales of the Mobile Assistant series and software products and through consulting services. In the future, the Company expects to derive additional revenues from the licensing of its intellectual property.

      The Company’s cost of sales includes the costs of components for the Mobile Assistant series, costs of purchased software, direct labor and materials, inventory reserves, amortization of tooling costs and fulfillment and shipping costs.

      The Company incurs sales and marketing expenses primarily related to its (i) direct sales force for its product and consulting businesses, including salary, commissions, travel and other costs, (ii) channel sales strategy, including the management of relationships with high-volume generic distributors, strategic partners, system integrators, value added resellers and original equipment manufacturers, (iii) strategic marketing initiatives, including analysis related to customer needs and competition and (iv) advertising and marketing programs, including participation in industry-specific trade shows, selected press coverage, and exhibitions at special events such as the annual International Conference on Wearable Computing.

      The Company has historically made, and intends to continue to make, significant expenditures on research and development of hardware and software products and has made substantial efforts to enhance its current line and to design and engineer its next generation of wearable products. Research and development activities relate primarily to the research and design of new products, test components and equipment costs required to conduct the Company’s development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” after which any additional costs are capitalized until the software is ready for release.

      General and administrative expenses consist of costs associated with the Company’s legal, tax and accounting, information technology, executive and other general activities.

      For the three months ended March 31, 2001, the Company’s operating activities used cash of $4,463,696, primarily as a result of its net loss offset by changes in working capital, and its investing activities used cash of $789,036. The Company used $466,668 in its financing activities, which consisted solely of the repayment of a loan. As a result, the Company’s cash balance decreased to $3,531,776 at March 31, 2001 from $9,273,632 at December 31, 2000.

      For the three months ended March 31, 2000, the Company’s operating activities used cash of $7,396,513, primarily as a result of its net loss and changes in working capital and its investing activities used cash of $238,116,. These activities were funded through the Company’s financing activities which provided cash of $14,343,974, principally through the issuance of common stock through private placements and the exercise of warrants and stock options and through borrowings. As a result, the Company’s cash balance increased to $8,853,120 at March 31, 2000 from $2,126,000 at December 31, 1999.

      The following table sets forth certain consolidated financial data as a percentage of revenues:

	Three Months Ended March 31,

	2001	2000

Revenue	100.0%	100.0%

Cost of sales	74.9%	74.0%

Gross margin	25.1%	26.0%

Operating expenses:

Sales & marketing	136.3%	147.3%

General & administrative	72.4%	68.7%

Research & development	81.1%	28.0%

Total operating expenses	289.8%	244.1%

Interest and other, net	4.0%	(7.6%)

Loss before provision for income taxes	(260.7%)	(225.7%)

Provision for income taxes	0.2%	1.2%

Net loss	(260.9%)	(226.9%)

Provisions for preferred stock	—%	0.4%

Net loss applicable to holders of common stock	(260.9%)	(227.3%)

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      REVENUE. The Company derives its revenue from product sales of its wearable computers and software, and from consulting services. Total revenue for the quarter ended March 31, 2001 was $2,275,222, an increase of $170,750 or 8%, compared to $2,104,472 for the quarter ended March 31, 2000. Product revenue for the first quarter of 2001 was $1,358,151, a decrease of $141,291 or 9%, compared to $1,499,442 for the first quarter of 2000. The decrease in product revenue was attributable to sales of the Company’s hardware products, which totaled $1,275,760 in the three months ended March 31, 2001, compared with $1,490,873 in the three months ended March 31, 2000. This decrease resulted primarily from the Company’s emphasis on new and enhanced product lines, the MA V and MA IV TC, which are scheduled for introduction during 2001. In several instances, customers have deferred purchases until the new products are available. Additionally, the Company’s current product line, the MA IV, was sold at a larger discount in the first quarter of 2001 than in the comparable quarter in 2000 in anticipation of the new product lines. The decrease in hardware revenue was offset by an increase in software revenue from the first quarter of 2000 to the first quarter of 2001. The Company’s consulting, licensing and other revenue during the first quarter of 2001 was $917,071, an increase of $312,041 or 52%, from revenue of $605,030 in the first quarter of 2000. This increase was the result of having additional contract activity in the first quarter of 2001 compared with the corresponding period in 2000.

      COST OF SALES. The Company’s cost of sales includes the costs of components for the Mobile Assistant series, purchased software, direct labor and materials, amortization of tooling costs, warranty reserves, and fulfillment and shipping costs. Total cost of sales for the quarter ended March 31, 2001 was $1,704,375, an increase of $147,847 or 9%, compared to $1,556,528 for the quarter ended March 31, 2000. This increase resulted primarily from the increase in consulting services and other inventory charges such as tooling, warranty expense, and configuration expense, resulting in overall gross margins of 25% and 26% for the first quarter of 2001 and 2000, respectively. The Company’s gross margin from its product sales decreased to 18% for the first quarter of 2001 from 27% for the first quarter of 2000, resulting primarily from larger discounts given to customers during the first quarter of 2001 in anticipation of upcoming new product launches. The Company’s gross margin on software sales remained consistent from 2000 to 2001. The Company’s gross margin from its consulting, licensing and other services increased to 36% in the first quarter of 2001 from 23% in the comparable quarter for 2000, primarily as the result of several higher margin contracts billed during the 2001 period compared with the 2000 period.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended March 31, 2001 were $3,100,374, which was consistent with the $3,100,904 recorded in the comparable 2000 quarter. The majority of these costs related to the continued sales and marketing efforts for the Company’s hardware products. Included in these amounts were non-cash expenses of $80,800 and $529,172 for outside marketing services funded through the issuance of the Company’s equity securities during the comparable 2001 and 2000 periods, respectively.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended March 31, 2001 were $1,646,936, an increase of $200,363, or 14%, compared to $1,446,573, for the corresponding period in 2000. This increase was primarily the result of an increase in spending to expand the Company’s infrastructure, including installation of new inventory and accounting information systems in anticipation of increased sales transaction volume with the introduction of new product lines.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the quarter ended March 31, 2001 were $1,845,151, an increase of $1,255,323, or 213%, compared to $589,828 for the corresponding period in 2000. This is primarily the result of increased expenditures in the first quarter of 2001 related to the introduction of the MA IV TC and MA V product lines. During the comparable period of 2000, significant product development costs were not incurred because significant development on the Company’s next product line had not begun.

      INTEREST AND OTHER, NET. Other income for the quarter ended March 31, 2001 was $91,014, an increase of $250,859, or 157%, compared to other expense of $159,845 for the corresponding period in 2000. This increase was primarily the result of interest expense on loans and the amortization of note discount for the first quarter of 2000 for which no similar loan and notes were outstanding for the corresponding period in 2001. The Company’s primary source of other income relates to interest earned on the Company’s cash balances.

      PROVISION FOR TAXES. The Company accrued $5,989 for a tax provision at March 31, 2001 related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the three months ended March 31, 2001 and, therefore, no provision for U.S. income taxes is required.

      DIVIDEND ON PREFERRED STOCK. The Company accrued dividends at 5% per annum on the outstanding principal amount of its preferred stock. For the quarter ended March 31, 2001, the amount of dividends accrued was $0, a decrease of $8,130, or 100%, compared for the same period of the prior year. All outstanding preferred stock was converted to common stock as of June 30, 2000.

      NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the quarter ended March 31, 2001 was $5,936,589, an increase of $1,153,044, or 24%, compared to $4,783,545 for the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      From its inception until the completion of the IPO, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company has raised approximately $87,800,000 through its various financings from its inception through March 31, 2001. In addition, as described further below, the Company raised an additional $11,700,000 from private placements and warrant exercises in April and May 2001.

      The Company’s significant financing activities for the three months ended March 31, 2001 and for the year ended December 31, 2000 are summarized below.

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

      In July 2000, the Company entered into a six-month $1,400,000 term loan with IBM Global Finance (“IBM Finance”). The borrowing was secured by certain of the Company’s equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001.

      On September 29, 2000, the Company received net proceeds of $2,989,970 through the issuance of 717,703 shares of its common stock. In connection with this private placement, the Company issued warrants to purchase 119,880 shares of its common stock for $6.25 per share.

      On November 15, 2000, the Company received proceeds of $15,393,554 through the issuance of 5,970,656 shares of its common stock. In connection with this private placement, the Company issued warrants to the investors to purchase 2,239,057 shares of its common stock for $4.33 per share. The Company paid investment banking and other financing fees in cash of $1,133,849 and issued warrants to purchase an additional 866,000 shares its common stock for $4.33 per share.

      The Company has issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $80,800 and $1,312,630 during the three months ended March 31, 2001 and the year ended December 31, 2000, respectively. At March 31, 2001, an additional $119,601 was recorded as prepaid expenses that will be amortized during 2001 over the remaining lives of the underlying service agreements. Additionally, equity securities were issued in settlement of accounts payable of $0 and $202,888 during the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the three months ended March 31,

2001 and the year ended December 31, 2000, the Company received gross proceeds of $0 and $1,547,011, respectively, and issued 0 and 662,724 shares, respectively, of its common stock related to these exercises.

      During the three months ended March 31, 2001 and the year ended December 31, 2000, the Company issued 0 and 3,312,437 warrants, respectively, to purchase common stock, primarily in connection with the Company’s financings and borrowings. The warrants had a weighted average price of $4.55 per share. The Company received gross proceeds of $0 and $8,274,975 through the issuance of 0 and 2,077,700 shares of its common stock during the three months ended March 31, 2001 and the year ended December 31, 2000, respectively, through the exercise of certain of these warrants. At March 31, 2000, the Company had warrants outstanding to purchase 3,814,937 shares of its common stock at prices that range from $2.00 to $18.00 per share, with a weighted average of $4.64 per share.

      The Company currently has a $3,000,000 credit line with IBM Finance to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. This credit line is secured by certain of the Company’s equipment, inventory and accounts receivable balances. Borrowings under the credit line accrue interest at up to the prime rate plus 2.75%, depending on certain specifics of the underlying sales being financed, such as the type of customer and the age of the accounts receivable balance. The Company has received a proposal from IBM Finance to obtain an expanded revolving credit facility based on the Company’s inventory and accounts receivable balances but there can be no assurance that this facility will be finalized.

      During April and May 2001, the Company received gross proceeds of $11,704,589 through private placements and warrant exercises. Of this amount, the Company raised $10,200,000 through the private placement of 5,238,094 shares of its common stock to several investors. These shares were sold at a weighted average price of $1.95, representing an approximate 13% discount to the closing bid price of the shares on the days preceding the finalization of negotiations between the Company and the investors. In connection with these private placements, the Company issued warrants to purchase 1,616,427 shares of its common stock at an exercise price of $5.00 per share and paid $350,000 in finders fees.

      The remaining $1,504,589 in gross proceeds was raised by the Company through the exercise of existing warrants by investors, through which 716,471 shares of common stock were issued

      At March 31, 2001, the Company had commitments to purchase inventory, tooling and engineering services from its suppliers and partners related to the MA V and MA IV TC products. While the timing and amount of certain of these shipments and services may be adjusted, the total amount to be paid between April and December 2001 is estimated at approximately $7,500,000, of which approximately $5,000,000 is committed to the purchase of inventory.

      The Company has incurred operating losses to date and expects such losses to continue in the near term as it expands its product development and marketing efforts. At March 31, 2001, the Company had an accumulated deficit of approximately $78,200,000. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company’s products, the successful management of the business and management’s ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flows through 2001 and potentially thereafter.

      The Company’s consolidated financial statements contain a provision for income tax expense related to its operations outside the United States. Subject to realization, the Company has generated net operating losses in the U.S. that can be used to offset taxable operating income in the future. The Company’s future operations, if profitable, will be subject to income tax expense not previously incurred by the Company. At December 31, 2000, the Company had approximately $66,000,000 and $2,000,000 of net operating loss carry forwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses will begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

      The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production of its Mobile Assistant series, develops new models in the Mobile Assistant series, further expands its sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, marketing and rollout expenses for the Mobile Assistant series and other products, and competitive pressures on gross margins will impact the magnitude and timing of the Company’s cash requirements.

      Management is currently exploring financing alternatives to supplement the Company’s cash position. Potential sources of additional financing include private equity offerings, strategic investments, strategic partnerships and various forms of debt financing. Subsequent to March 31, 2001, the Company raised approximately $11,700,000 through private placements of its common stock and warrant exercises. The Company has a $3,000,000 borrowing facility with IBM Finance which allows for the funding of large orders through borrowings made at the time the Company receives a customer’s purchase order through the collection of the customer’s receivable. Additionally, the Company has received a proposal from IBM Finance to obtain an expanded revolving credit facility based on the Company’s inventory and accounts receivable balances, but there can be no assurance that this facility will be finalized.

      If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and principal repayments and may be required to comply with financial covenants or other restrictions. The Company’s management believes that the combination of cash on hand, cash flows from operations, and outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements. Although the equity markets have remained depressed in recent months, management believes the Company will be successful in its efforts to obtain such additional financing, based both on its historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required but that such reduction would negatively impact progress on implementing the Company’s business plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at March 31, 2001. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

      The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen, European Euro, and German Deutsche Mark. As of January 1, 2001 Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion on beginning retained earnings was a decrease of $151,123, which is included in foreign currency translation balance. Historically, the Company has not had significant realized gains or losses in transactions denominated in foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts. As international sales and operations increase, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency. At March 31, 2001, the Company’s operations in Europe and Asia comprised 18.8% and 8.0% of its total revenue and 11.0% and 3.6% of its net loss, respectively. At March 31, 2001, the Company’s assets in Europe and Asia comprised 11.1% and 13.5% of its total assets, respectively. At March 31, 2000, the Company’s operations in Europe and Asia comprised 17.8% and 24.0% of its total revenue and 9.3% and 3.4% of its net loss, respectively. At March 31, 2000, the Company’s assets in Europe and Asia comprised 3.5% and 23.3% of its total assets, respectively. According to published sources, the average fluctuation of the European Euro during the first quarter of fiscal year 2001 was –1.8%; the average fluctuation of the German Deutsche Mark during first quarter of fiscal year 2000 was -1.6%; and the average fluctuation of the Japanese Yen during the first quarter of fiscal years 2001 and 2000 was –3.4% and –4.5%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for the first quarter of fiscal year 2001 or 2000.

INTEREST RATE SENSITIVITY

      As discussed in the “Liquidity and Capital Resources” section, the Company has historically entered into debt financings, has established a borrowing facility based on inventory and accounts receivable balances and is currently exploring various new financing alternatives, including debt financing. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and may be required to comply with financial covenants or other restrictions. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative affect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first quarter of fiscal year 2001 and 2000 was 8.83% and 8.67%, respectively, or an average change of –1.00% and 0.25%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2000, 1999 and 1998.

EURO CONVERSION

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion on beginning retained earnings was a decrease of $151,123, which is included in foreign currency translation balance. Issues that were addressed by the Company as a result of the introduction of the Euro included the conversion of information technology systems, reassessment of foreign currency exchange risk, negotiation and amendment of existing agreements and contracts, and processing of tax and accounting records. At March 31, 2001, the Company did not experience significant issues with the Euro conversion and the conversion did not have a material impact on the Company’s results of operations or financial position.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

      27.1 Financial Data Schedule

B) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarterly period ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYBERNAUT CORPORATION

/s/ EDWARD G. NEWMAN

By: Edward G. Newman President, Chief Executive Officer and Chairman of the Board of Directors

/s/ JOHN F. MOYNAHAN

By: John F. Moynahan Senior Vice President, Chief Financial Officer and Treasurer