Form 10-Q
period 2001-06-30
XYBERNAUT CORP
filed 2001-08-13
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2001 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
__   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
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
SINCE LAST REPORT)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
            THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES    NO

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2001

Common stock — $0.01 par value	52,743,624

INDEX

PAGE
COVER PAGE	1

INDEX	2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements
Condensed Consolidated Balance Sheets (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited)	4

Condensed Consolidated Statements of Cash Flows (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition	12

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	21

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form8-K	23

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2001	2000

Current assets:

Cash and cash equivalents	$8,236,603	$9,273,632

Accounts receivable, net of allowances of $129,355	2,874,158	3,470,600

Inventory, net of reserves of $1,767,513 and $1,370,000	1,217,917	3,207,939

Notes and interest receivable from officers, net	1,091,123	998,581

Prepaid and other current assets	1,152,299	877,045

Total current assets	14,572,100	17,827,797

Property and equipment, net	781,244	841,875

Other assets:

Patent costs, net of accumulated amortization of $930,657 and $777,431	929,602	790,014

Tooling costs, net of accumulated amortization of $59,182 and $735,985, and reserves of $0 and $250,000	1,017,238	197,578

Other	671,784	585,418

Total other assets	2,618,624	1,573,010

Total assets	$17,971,968	$20,242,682

Current liabilities:

Accounts payable	$1,926,035	$1,900,924

Accrued expenses and other	2,323,970	2,054,359

Deferred revenue	707,984	468,534

Notes and loans payable	21,823	492,263

Total current liabilities	$4,979,812	$4,916,080

Commitments and contingencies Stockholders’ equity:

Common stock, $0.01 par value, 80,000,000 shares authorized, 51,399,121 and 45,395,818 shares issued and outstanding	$513,991	$453,958

Additional paid-in capital	99,503,219	87,301,374

Foreign currency translation	(391,723)	(185,983)

Accumulated deficit	(86,633,331)	(72,242,747)

Total stockholders’ equity	$12,992,156	$15,326,602

Total liabilities and stockholders’ equity	$17,971,968	$20,242,682

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:

Product	$1,079,512	$2,125,774	$2,437,663	$3,616,298

Consulting, licensing and other	942,051	806,661	1,859,122	1,420,609

Total revenue	2,021,563	2,932,435	4,296,785	5,036,907

Cost of sales:

Product	785,973	1,583,310	1,905,412	2,674,603

Consulting, licensing and other	643,648	442,615	1,228,584	907,850

Provision for inventory and tooling	1,149,020	—	1,149,020	—

Gross income/(loss)	(557,078)	906,510	13,769	1,454,454

Operating expenses:

Sales and marketing	4,155,875	2,858,291	7,256,249	5,959,195

General and administrative	1,385,103	1,399,921	3,032,039	2,835,495

Research and development	2,439,479	1,619,755	4,284,630	2,209,583

Merger costs	—	621,048	—	621,048

Total operating expenses	7,980,457	6,499,015	14,572,918	11,625,321

Operating loss	(8,537,535)	(5,592,505)	(14,559,149)	(10,170,867)

Interest and other income/(expense), net	92,379	(258,515)	183,393	(429,349)

Loss before provision for income taxes	(8,445,156)	(5,851,020)	(14,375,756)	(10,600,216)

Provision for income taxes	8,839	10,992	14,828	37,201

Net loss	(8,453,995)	(5,862,012)	(14,390,584)	(10,637,417)

Provision for preferred stock dividends	—	2,308	—	10,438

Net loss applicable to holders of common stock	$(8,453,995)	$(5,864,320)	$(14,390,584)	$(10,647,855)

Net loss per common share applicable to holders of common stock (basic and diluted)	$(0.17)	$(0.15)	$(0.30)	$(0.29)

Weighted average number of common shares outstanding (basic and diluted)	49,561,637	37,898,185	47,490,235	36,659,762

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(14,390,584)	$(10,637,417)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	736,718	953,530

Provision for inventory and tooling	1,149,020	—

Provision for bad debts	—	22,794

Amortization of note discount	—	422,332

Non-cash charges for equity securities issued for services	479,425	891,014

Changes in assets and liabilities:

Inventory	941,760	293,026

Accounts receivable	494,210	(1,695,232)

Prepaid and other current assets	(387,474)	(658)

Notes and interest receivable from officers, net	(40,180)	—

Other assets	(4,196)	51,110

Accounts payable	56,618	(2,208,537)

Accrued expenses and other	232,407	(61,086)

Deferred revenue	239,450	—

Net cash used in operating activities	(10,492,826)	(11,969,124)

Cash flows from investing activities:

Acquisition of property and equipment	(382,035)	(291,336)

Acquisition of patents	(325,204)	(168,631)

Capitalization of tooling costs	(931,297)	(58,725)

Net cash used in investing activities	(1,638,536)	(518,692)

Cash flows from financing activities:

Proceeds from:

Common stock offerings, net	9,842,469	5,955,867

Exercise of warrants and stock options	1,870,691	9,573,630

Notes and loans	—	3,025,000

Payments for:

Notes and loans	(466,668)	(1,420,238)

Loan costs	(10,000)	—

Net cash provided by financing activities	11,236,492	17,134,259

Effect of exchange rate changes on cash and cash equivalents	(142,159)	(49,183)

Net (decrease) increase in cash and cash equivalents	(1,037,029)	4,597,260

Cash and cash equivalents, beginning of period	9,273,632	2,126,000

Cash and cash equivalents, end of period	$8,236,603	$6,723,260

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,435	$52,837

Cash paid for taxes	$29,657	$42,293

Supplemental disclosure of non-cash financing activities:

Equity securities issued for future services	$380,938	$453,256

Equity securities issued as payment of accounts payable	$—	$109,740

Provision for preferred stock dividend requirements	$—	$10,438

Charges to conform accounting policies during merger	$—	$168,365

Common stock issued for services rendered	$—	$891,014

Common stock issued for preferred stock dividend requirements	$—	$153,904

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation (“Xybernaut” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2001 and December 31, 2000 and the results of their operations and cash flows for the three and six months ended June 30, 2001 and 2000. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2001. Please refer to the Company’s Annual Report on Form 10-K for the complete financial statements.

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

Revenues

      The Company’s revenues are principally derived from sales of its hardware and software products and from consulting services. Revenue from product sales is recognized upon shipment of the Company’s products to end-users pursuant to binding customer purchase orders. When shipments are made to distributors, revenue is recognized upon ultimate sale by the distributors to end-users, when the distributors purchase product pursuant to binding purchase orders, or when returns can be reasonably estimated.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition, income statement presentation and financial disclosures. The Company adopted SAB 101 during 2000. At June 30, 2001 and December 31, 2000, the Company has deferred $309,780 in revenue associated with shipments of its hardware products pursuant to sales contracts which included provisions for future upgrades of its products. The remaining $398,204 in deferred revenue at June 30, 2001 is from payments received from customers in accordance with consulting contracts, for which services have not yet been performed by the Company. The Company expects to recognize these deferred revenue balances as the upgraded products are shipped to the customers and as services are performed under the consulting contracts.

Comprehensive Income

      The Company separately reports net loss and other comprehensive income or loss pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity and are excluded from net income. The Company’s other comprehensive income is comprised principally of foreign currency translation and unrealized gains or losses on investments. For the three months and six months ended June 30, 2001, comprehensive loss was $8,332,879 and $14,596,324, consisting of a net loss of $8,453,995 and $14,390,584, and foreign currency translation gain of $121,116 and foreign currency translation loss of $205,740, respectively. For the three and six months ended June 30, 2000, comprehensive loss was $6,012,383 and $10,693,899, consisting of a net loss of $5,862,012 and $10,637,417 and foreign currency translation loss of $150,371 and $56,482, respectively.

3. NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In 1999, the required implementation date of SFAS 133 was delayed to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, the Company does not utilize derivative instruments, but may elect to do so to hedge foreign currency, interest rate or other exposures if such exposures become significant. The Company adopted SFAS 133 during the quarter ended March 31, 2001. The adoption did not have a significant effect on the Company’s results of operations or its financial position.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS 141 eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling of interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of SFAS 141 will not have a material impact on the financial position or the results of operations of the Company.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets,” which supercedes APB No. 17, “Intangible Assets.” SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for 2002. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

4. INVENTORY AND TOOLING

      Inventory consists primarily of component hardware parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Unallocated capitalized tooling costs are separately recorded on the balance sheet and consist primarily of payments made to third-party vendors for their products and services used in the manufacture of the Company’s hardware product lines. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and tooling and adjusts the carrying values to their net realizable value when required.

      The Company has received shipments of inventory related to its current product lines, the Mobile Assistant® (“MA®”) V and the MA TC. However, the majority of the Company’s inventory at June 30, 2001 still consisted of the Company’s prior product line, the MA IV. At June 30, 2001, management estimated the net realizable value of its assets related to the MA IV product line and wrote-off $611,468 of inventory and the remaining $329,496 of unamortized tooling costs. The Company reserved an additional $439,110 against MA IV inventory, increasing the inventory reserve at June 30, 2001 to $1,767,513, net of the effects of currency fluctuation. In recording these adjustments, the existing $250,000 tooling reserve was reversed, resulting in a $1,149,020 charge, adjusted for the effects of currency fluctuation, recorded during the three months ended June 30, 2001. While the Company’s management believes that it can sell the remaining MA IV inventory at above its recorded cost, in the event that anticipated sales of the Company’s MA IV products do not materialize, additional adjustments may be necessary to write down the remaining carrying value of this inventory.

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

      During April and May 2001, the Company received net proceeds of $10,192,469 through the private placement of 5,238,094 shares of its common stock to several investors. These shares were sold at a weighted average price of $1.95, representing an approximate 13% discount to the closing bid price of the shares on the days preceding the finalization of negotiations between the Company and the investors. In connection with these private placements, the Company issued warrants to purchase 1,616,427 shares of its common stock at an exercise price of $5.00 per share and paid $350,000 in finders fees.

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the six months ended June 30, 2001 and 2000, the Company received gross proceeds of $52,285 and $1,298,752 respectively, and issued 33,738 and 535,334 shares, respectively, of its common stock related to these exercises.

      The Company has issued equity securities to certain consultants for services provided to the Company, including legal, investor relations, and sales and marketing services. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $398,625 and $361,842 during the three months ended June 30, 2001 and 2000, respectively, and $479,425 and $891,014 during the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, an additional $380,938 was recorded as prepaid expenses that will be amortized over the remaining lives of the underlying service agreements.

      In connection with the Company’s financing and consulting agreements, the Company has issued warrants to purchase common stock. During the six months ended June 30, 2001 and 2000, the Company received gross proceeds of $1,818,406 and $7,582,475, respectively, and issued 731,471 and 1,947,700 shares, respectively, of its common stock related to exercises of these warrants. At June 30, 2001, the Company had warrants outstanding to purchase 4,899,893 shares of its common stock at prices that range from $2.00 to $18.00 per share, with a weighted average of $4.68 per share.

Borrowings

      On December 2, 1999, the Company entered into a financing facility (the “1999 IBM Facility”) with IBM Global Finance (“IBM Finance”). Borrowings under the 1999 IBM Facility were secured by the Company’s equipment, inventory and accounts receivable balances. Under the terms of the facility, the Company borrowed $1,000,000 under a six-month term loan and was extended a $3,000,000 credit line to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. The borrowing under the term loan accrued interest at up to the prime rate plus 2.5% per annum. Borrowings under the credit line accrue interest at up to the prime rate plus 2.75% per annum, depending on certain specifics of the underlying sales being financed, such as the type of customer and the age of the accounts receivable balance. The Company repaid the remaining $333,333 balance of the term loan and incurred $22,246 in interest expense during the three months ended March 31, 2000.

      In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes that required the Company to repay the borrowings by January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest on the notes accrued at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which was recorded as a note discount that was amortized into interest expense over the lives of the notes. In November and December 2000, the principal and unpaid interest were repaid upon completion by the Company of a private placement of common stock. Upon repayment, the remaining note discount balance was amortized as interest expense.

      In July 2000, subsequent to the repayment of the 1999 IBM Facility term loan, the Company entered into a new six-month $1,400,000 term loan with IBM Finance (the “2000 IBM Facility”), the terms of which were similar to those in the 1999 IBM Facility. The borrowing was secured by certain of the Company’s equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. The Company incurred $0 and $6,702 in interest expense during the three and six months ended June 30, 2001, respectively, associated with the 2000 IBM Facility. The Company has received a proposal from IBM Finance to obtain a revolving credit facility on more favorable terms and conditions secured by the Company’s inventory and accounts receivable balances, but there can be no assurance that this facility will be finalized.

Preferred Stock

      During the six months ended June 30, 2000, all remaining shares of the Series D and Series E Preferred Stock were converted into shares of common stock. Subsequent to this conversion, all classes of preferred stock had been converted into shares of common stock and there was no preferred stock outstanding as of June 30, 2001 and 2000.

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

      Revenues by geographical destination as a percentage of total revenues for the three months and six months ended June 30, 2001 and 2000 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

North America, principally the United States	80%	78%	76%	70%

Europe, principally Germany	19%	16%	19%	17%

Asia, principally Japan	1%	6%	5%	13%

      Operations in various geographical areas are summarized as follows:

		As of and for the	As of and for the
		Three Months Ended	Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

North America:

Total revenue	$1,606,758	$2,275,156	$3,271,442	$3,500,124

Net loss	6,239,706	5,297,242	11,309,428	9,465,247

Identifiable assets	15,573,732	13,332,845	15,573,732	13,332,845

Europe:

Total Revenue	$390,525	$484,141	$819,075	$859,504

Net loss	1,003,661	277,275	1,658,230	721,826

Identifiable assets	1,731,141	996,773	1,731,141	996,773

Asia:

Total revenue	$24,280	$173,138	$206,268	$677,279

Net loss	1,210,628	287,495	1,422,926	450,344

Identifiable assets	667,095	4,556,047	667,095	4,556,047

      The number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable for the three months and six months ended June 30, 2001 and 2000 are as follows:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

Number of Customers	5	1	3	1

Percent of Total Revenue	86.6%	32.0%	36.9%	18.6%

Accounts Receivable:

Number of Customers	1	1	1	1

Percent of Total Accounts Receivable	27.4%	31.8%	27.4%	31.8%

      The Company has contracted with IBM to design, develop and manufacture the computer and certain display components of its MA V product line. As of June 30, 2001, substantially all of the design and development of these products were complete. Under the terms of the underlying agreements, Xybernaut pays IBM for design and development work and retains ownership of the manufacturing package including the tools, dies and other items needed for production. Management believes that other partners could provide the remaining design, development and manufacturing services on similar terms if required. However, a delay in supply of the necessary parts and components, as a result of a change in partner, could have a material adverse effect on the Company’s results of operations.

      A customer of the Company provides marketing services to the Company. The Company recorded revenues on sales of its hardware products to this customer of $0 and $252,139 during the six months ended June 30, 2001 and 2000, respectively. No revenues were recorded to this customer for the three months ended June 30, 2001 or 2000. The Company recorded expenses related to the marketing services performed by this customer of $71,250 and $124,455 during the three months ended June 30, 2001 and 2000, respectively, and $142,500 and $248,910 during the six months ended June 30, 2001 and 2000, respectively. These services were paid through the issuance of the Company’s equity securities during 2000.

7. SUBSEQUENT EVENTS

      On July 31, 2001, the Company received gross proceeds of $4,000,000 through a private placement of 1,324,503 shares of its common stock to an investor. These shares were sold at $3.02 per share, representing an approximate 10% discount to the closing price of the shares on the day preceding the finalization of negotiations between the Company and the investors. In connection with this private placement, the Company issued to the investor callable warrants to purchase 331,126 shares of its common stock at an exercise price of $4.53 per share. The Company also paid $120,000 in cash and issued callable warrants to purchase 39,735 shares of common stock with the same terms to a finder.

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

      The Mobile Assistant® (“MA®”) series is the Company’s current line of hardware products. The Company’s latest models are the MA V and MA TC. The Mobile Assistant is a wearable personal computer which combines the speed, memory, processing, multimedia and communications capabilities of a desktop PC in a lightweight, user-supported unit with hands-free operation and simultaneous user mobility. The Mobile Assistant is a combination of hardware and software designed to be worn on the body to perform complex and time consuming tasks such as remote video teleconferencing, installation, maintenance, repair and inspection of complex technological and mechanical systems, retrieval and analysis of information from remote locations, and coordination of remote commercial and industrial activities, or military field operations.

      The Mobile Assistant incorporates technologically advanced optional features such as real-time, two-way video and audio communications through radio frequency transmissions or cellular linkups, global positioning system (“GPS”) tracking capabilities and access to information through intranets, the Internet and the World Wide Web. The head-mounted display includes a two-way audio system and optional built-in video camera, and presents a desk-top quality color image that is equivalent to that of a desktop PC monitor at a distance of 18 inches. An optional light-weight, daylight readable, full color flat panel display, with an integrated digitizer, is offered for those users who may not need to be fully hands-free, may need to capture signatures or other forms-related data, or may need to share the displayed data with others. The lightweight body-worn computing unit is designed to allow operation in conditions in which conventional portable computers can not operate and is designed to run software applications designed for Microsoft® Windows® 3.11, 95, 98, 2000 and NT™, as well as DOS, SCO UNIX® and LINUX.

      A consumer wearable computer, the Web Internet Appliance (“WIA”), is scheduled for availability in late 2001. Hitachi, Ltd. will manufacture and sell the WIA under its brand and will also provide product to the Company, who will sell and market it under the Xybernaut brand. The WIA provides users with instant on/off Internet access and targets a suite of services such as entertainment in the form of distance learning, music, video and games, GPS, cellular voice communications and paging, interactive banking, shopping, and stock market trading. The WIA is equipped with a SVGA head-mounted display and is powered by a newly developed Hitachi 32-Bit 128 MHz RISC processor with companion coprocessor. The 10.9-ounce WIA will run Microsoft Windows CE 3.0 and incorporates a Compact Flash™ slot, USB port, 32 MB of RAM, 32 MB of ROM and a removable internal rechargeable battery.

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

      XSI offers the proprietary OPMIST asset management system that has been installed in over 200 sites worldwide at shipyards, utilities, manufacturers, departments of transportation (“DOTs”), military bases and railroads. Also offered by XSI is the Program and Project Management System (“PPMS”) solution that has been provided to six state DOTs. The PPMS is a fully integrated program, project and task management system designed by XSI in conjunction with state DOT organizations to help manage capital improvement programs. The PPMS is a total solution that includes commercial-off-the-shelf project scheduling systems, such as Artemis, Primavera, OPX2 and Microsoft Project. By using the PPMS, state DOT organizations have the ability to model every project included in capital improvement programs.

RESULTS OF OPERATIONS

      Historically, the Company has derived its revenues from sales of the Mobile Assistant series and software products and through consulting services. In the future, the Company expects to derive additional revenues from the licensing of its intellectual property.

      The Company’s cost of sales includes the costs of components for the Mobile Assistant series, costs of purchased software, direct labor and related costs, reserves, amortization of tooling costs and fulfillment and shipping costs.

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

      The Company has historically made, and intends to continue to make, significant expenditures on research and development of hardware and software products and has made substantial efforts to enhance its current line and to design and engineer its next generations of wearable products. Research and development activities relate primarily to the research and design of new products, test components and equipment costs required to conduct the Company’s development activities. Software development costs are expensed as incurred until technological feasibility is established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” after which any additional costs are capitalized until the software is ready for release.

      General and administrative expenses consist of costs associated with the Company’s legal, tax and accounting, information technology, executive and other general activities.

      For the six months ended June 30, 2001, the Company’s operating activities used cash of $10,492,826, primarily as a result of its net loss adjusted for non-cash charges and provisions, which is offset by changes in working capital, and its investing activities used cash of $1,638,536. These activities were funded through the Company’s financing activities which provided cash of $11,236,492, principally through the issuance of common stock through private placements and the exercise of warrants, which is offset by the repayment of a loan for $466,668. As a result, the Company’s cash balance decreased to $8,236,603 at June 30, 2001 from $9,273,632 at December 31, 2000.

      For the six months ended June 30, 2000, the Company’s operating activities used cash of $11,969,124, primarily as a result of its net loss adjusted for non-cash charges and changes in working capital and its investing activities used cash of $518,692. These activities were funded through the Company’s financing activities which provided cash of $17,134,259, principally through the issuance of common stock through private placements and the exercise of warrants and options and through borrowings. As a result, the Company’s cash balance increased to $6,723,260 at June 30, 2000 from $2,126,000 at December 31, 1999.

      The following table sets forth certain consolidated financial data as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	70.8%	69.1%	73.0%	71.1%

Provision for inventory and tooling	56.8%	0.0%	26.7%

Gross margin	(27.6%)	30.9%	0.3%	28.9%

Operating expenses:

Sales and marketing	205.6%	97.5%	168.9%	118.3%

General and administrative	68.5%	47.7%	70.6%	56.3%

Research and development	120.7%	55.2%	99.7%	43.9%

Merger costs	0.0%	21.2%	0.0%	12.3%

Total operating expenses	394.8%	221.6%	339.2%	230.8%

Interest and other	4.2%	(9.2%)	4.0%	(9.3%)

Net loss	(418.2%)	(199.9%)	(334.9%)	(211.2%)

Provisions for preferred stock	0.0%	0.1%	0.0%	0.2%

Net loss applicable to holders of common stock	(418.2%)	(200.0%)	(334.9%)	(211.4%)

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

      REVENUE. The Company derives its revenue from product sales of its wearable computers and software, and from consulting services. Total revenue for the quarter ended June 30, 2001 was $2,021,563 a decrease of $910,872 or 31%, compared to $2,932,435 for the quarter ended June 30, 2000. Product revenue for the second quarter of 2001 was $1,079,512, a decrease of $1,046,262 or 49%, compared to $2,125,774 for the second quarter of 2000. The decrease in product revenue was attributable to sales of the Company’s hardware products, which totaled $569,022 in the three months ended June 30, 2001, compared with $1,023,351 in the three months ended June 30, 2000. This decrease resulted primarily from the Company’s emphasis on new and enhanced product lines, the MA V and MA TC, which were introduced in the second quarter of 2001 and began shipping in the third quarter of 2001. In several instances, customers have deferred purchases until the new products are available. Additionally, the Company’s current product line, the MA IV, was sold at a larger discount in the second quarter of 2001 than in the comparable quarter in 2000 in anticipation of the new product lines. The decrease in hardware revenue was accompanied by a decrease in software revenue from the second quarter of 2000 to the second quarter of 2001. The Company had a $925,000 sale of one of its software products in the second quarter of 2000, for which a comparably sized order was not realized in the same period in 2001. The Company’s consulting, licensing and other revenue during the second quarter of 2001 was $942,051, an increase of $135,390 or 17%, from revenue of $806,661 in the second quarter of 2000. This increase was the result of additional contract activity in the second quarter of 2001 compared with the corresponding period in 2000.

      COST OF SALES. The Company’s cost of sales includes the costs of components for the Mobile Assistant series, purchased software, direct labor and related costs, amortization of tooling costs, warranty reserves, and fulfillment and shipping costs. Total cost of sales for the quarter ended June 30, 2001 was $2,578,641, an increase of $552,716 or 27%, compared to $2,025,925 for the quarter ended June 30, 2000. This increase resulted primarily from a provision for inventory and tooling related to the MA IV product line and the increase in consulting services, offset by a significant decrease in product cost of sales as a result of the decrease in product sales. Overall gross margins for the second quarter of 2001 were negative 28% compared with positive 31% for 2000. Without the inventory and tooling provision, the Company’s 2001 gross margins were positive 29%. The Company’s gross margin from its product sales increased to 27% for the second quarter of 2001 from 25% for the second quarter of 2000, resulting primarily from high-margin software sales, offset by a decrease in hardware sale margins as larger discounts were given to customers during the second quarter of 2001 in anticipation of upcoming new product launches. The Company’s gross margin on consulting, licensing, and other services decreased to 32% in 2001 from 45% in 2000, as the result of a number of factors, including the types of contracts in progress, personnel costs such as salary and travel, and consulting costs.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended June 30, 2001 were $4,155,875, an increase of $1,297,584 or 45%, from the comparable 2000 quarter. This increase is a result of increased marketing activity and employee headcount related to the introduction of the new product lines. Included in these amounts were non-cash expenses of $233,913 and $168,009 for outside marketing services funded through the issuance of the Company’s equity securities during the comparable 2001 and 2000 periods, respectively.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were generally constant between the second quarter of 2001 and 2000. This consistency was achieved during a period of growth, primarily as the result of a refocusing of internal efforts from overhead areas to sales and marketing and product development functions.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the quarter ended June 30, 2001 were $2,439,479, an increase of $819,724, or 51%, compared to $1,619,755 for the corresponding period in 2000. This is primarily the result of expenditures in the second quarter of 2001 related to the final design and development of the MA V and MA TC product lines. During the comparable period of 2000, although product development costs related to the new products had begun, substantial expenditures had not been made.

      MERGER COSTS. Merger expenses were $621,048 for 2000. These non-recurring expenses related to the Company’s April 2000 merger with XSI, for which no comparable expenses were recorded in 2001. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal and accounting services, and $168,365 in non-cash charges to conform XSI’s accounting policies to those of the Company.

      INTEREST AND OTHER, NET. Interest and other income for the quarter ended June 30, 2001 was $92,379, an increase of $350,894, or 136%, compared to interest and other expense of $258,515 for the corresponding period in 2000. This increase was primarily the result of interest expense on loans and the amortization of note discount for the second quarter of 2000 for which no similar loan and notes were outstanding for the corresponding period in 2001. The Company’s primary source of interest and other income relates to interest earned on the Company’s cash balances.

      PROVISION FOR TAXES. The Company accrued $8,839 for a tax provision for the three months ended June 30, 2001 related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the three months ended June 30, 2001 and, therefore, no provision for U.S. income taxes is required.

      DIVIDEND ON PREFERRED STOCK. The Company accrued dividends at 5% per annum on the outstanding principal amount of its preferred stock. For the quarter ended June 30, 2001, the amount of dividends accrued was $0, a decrease of $2,308, or 100%, compared for the same period of the prior year. All outstanding preferred stock was converted to common stock as of June 30, 2000.

      NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the quarter ended June 30, 2001 was $8,453,995, an increase of $2,589,675, or 44%, compared to $5,864,320 for the corresponding period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

      REVENUE. The Company derives its revenue from product sales of its wearable computers and software, and from consulting services. Total revenue for the six months ended June 30, 2001 was $4,296,785, a decrease of $740,122 or 15%, compared to $5,036,907 for the six months ended June 30, 2000. Product revenue for the first six months of 2001 was $2,437,663, a decrease of $1,178,635 or 33%, compared to $3,616,298 for the first six months of 2000. The decrease in product revenue was attributable to sales of the Company’s hardware and software products, which decreased $669,442 or 27% and $518,111 or 47%, respectively. The decrease in hardware sales resulted primarily from the Company’s emphasis on new and enhanced product lines, the MA V and MA TC, which were introduced in the second quarter of 2001 and began shipping in the third quarter of 2001. Additionally, the Company’s current product line, the MA IV, was sold at a larger discount in the first six months of 2001 than in the comparable period in 2000 in anticipation of the new product lines. The decrease in software sales was the result of a $925,000 sale of one of the Company’s software products in the first six months of 2000. The Company’s consulting, licensing and other revenue during the first six months of 2001 was $1,859,122, an increase of $447,431 or 32%, from revenue of $1,411,691 in the first six months of 2000. This increase was the result of additional contract activity in the first six months of 2001 compared with the corresponding period in 2000.

      COST OF SALES. The Company’s cost of sales includes the costs of components for the Mobile Assistant series, purchased software, direct labor and related costs, amortization of tooling costs, warranty reserves, and fulfillment and shipping costs. Total cost of sales for the six months ended June 30, 2001 was $4,283,016, an increase of $700,563 or 20%, compared to $3,582,453 for the first six months ended June 30, 2000. This increase resulted primarily from a provision for inventory and tooling related to the MA IV product line and the increase in consulting services provided, offset by a decrease in product cost of sales corresponding to the decrease in such sales. Overall gross margins for the first six months of 2001 and 2000 are 0% and 29%, respectively. Without the inventory and tooling provision, the Company’s 2001 gross margin was 27%. The Company’s gross margin from its product sales decreased to 22% for the first six months of 2001 from 26% for the first six months of 2000, resulting primarily from lower margins on hardware sales as larger discounts were given to customers in anticipation of upcoming new product launches. The Company’s gross margin on consulting, license and other revenue remained consistent from 2000 to 2001.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ended June 30, 2001 were $7,256,249, an increase of $1,297,054 or 22%, compared to the six months ended June 30, 2000 quarter. The majority of these costs related to the continued sales and marketing efforts for the Company’s hardware products. Included in these amounts were non-cash expenses of $422,424 and $884,681 for outside marketing services funded through the issuance of the Company’s equity securities during the 2001 and 2000 periods, respectively.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2001 were $3,032,039, an increase of $196,544, or 7%, compared to $2,835,495, for the corresponding period in 2000. This increase was primarily the result of an increase in spending in the first quarter of 2001 to expand the Company’s infrastructure, including costs associated with new inventory and accounting information systems that were not capitalizable that were incurred in anticipation of increased sales transaction volume.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended June 30, 2001 were $4,284,630, an increase of $2,075,047, or 94%, compared to $2,209,583 for the corresponding period in 2000. This is primarily the result of increased expenditures in the six months of 2001 related to the introduction of the MA V and MA TC product lines. During the comparable period of 2000, although development on the Company’s next product lines had begun, significant product development costs had not yet been incurred.

      MERGER COSTS. Merger expenses were $621,048 for 2000. These non-recurring expenses related to the Company’s April 2000 merger with XSI, for which no comparable expenses were recorded in 2001. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal and accounting services, and $168,365 in non-cash charges to conform XSI’s accounting policies to those of the Company.

      INTEREST AND OTHER, NET. Other income for the six months ended June 30, 2001 was $183,393, an increase of $612,742, or 143%, compared to other expense of $429,349 for the corresponding period in 2000. This increase was primarily the result of interest expense on loans and the amortization of note discount for the first six months of 2000 for which no similar loan and notes were outstanding for the corresponding period in 2001. The Company’s primary source of other income relates to interest earned on the Company’s cash balances.

      PROVISION FOR TAXES. The Company accrued $14,828 for a tax provision for the six months ended June 30, 2001 related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the six months ended June 30, 2001 and, therefore, no provision for U.S. income taxes is required.

      DIVIDEND ON PREFERRED STOCK. The Company accrued dividends at 5% per annum on the outstanding principal amount of its preferred stock. For the six months ended June 30, 2001, the amount of dividends accrued was $0, a decrease of $10,438, or 100%, compared for the same period of the prior year. All outstanding preferred stock was converted to common stock as of June30, 2000.

      NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the six months ended June 30, 2001 was $14,390,584, an increase of $3,742,729, or 35%, compared to $10,647,855 for the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      From its inception until the IPO, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company has raised approximately $100,000,000 through its various financings from its inception through June 30, 2001. In addition, as described further below, the Company raised an additional $4,000,000 through a private placement in July 2001.

      The Company’s significant financing activities for the six months ended June 30, 2001 and for the year ended December 31, 2000 are summarized below.

      On January 3, 2000, the Company received net proceeds of $2,460,500 through the issuance of 647,500 shares of its common stock.

      In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes. Interest on the notes accrued at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. In November and December 2000, the principal and unpaid interest were repaid.

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

      On November 15, 2000, the Company received proceeds of $15,393,554 through the issuance of 5,970,656 shares of its common stock. In connection with this private placement, the Company issued warrants to the investors to purchase 2,239,057 shares of its common stock for $4.33 per share. The Company paid investment banking and other financing fees in cash of $1,133,849 and issued warrants to purchase an additional 866,000 shares of its common stock for $4.33 per share.

      During April and May 2001, the Company raised net proceeds of $10,192,469 through the private placement of 5,238,094 shares of its common stock to several investors. These shares were sold at a weighted average price of $1.95, representing an approximate 13% discount to the closing bid price of the shares on the days preceding the finalization of negotiations between the Company and the investors. In connection with these private placements, the Company issued warrants to purchase 1,616,427 shares of its common stock at an exercise price of $5.00 per share and paid $350,000 in finders fees.

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the six months ended June 30, 2001 and the year ended December 31, 2000, the Company received gross proceeds of $52,285 and $1,547,011, respectively, and issued 33,738 and 662,724 shares, respectively, of its common stock related to these exercises.

      The Company has issued equity securities to certain consultants for services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $479,425 and $1,312,630 during the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. At June 30, 2001, an additional $380,938 was recorded as prepaid expenses that will be amortized over the remaining lives of the underlying service agreements.

      In connection with the Company’s financing and consulting agreements, the Company has issued warrants to purchase common stock. During the six months ended June 30, 2001 and the year ended December 31, 2000, the Company received gross proceeds of $1,818,406 and $8,274,975, respectively, and issued 731,471 and 2,077,700 shares, respectively, of its common stock related to exercises of these warrants. At June 30, 2001, the Company had warrants outstanding to purchase 4,899,893 shares of its common stock at prices that range from $2.00 to $18.00 per share, with a weighted average of $4.68 per share.

      The Company currently has a $3,000,000 credit line with IBM Finance to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. This credit line is secured by certain of the Company’s equipment, inventory and accounts receivable balances. Borrowings under the credit line accrue interest at up to the prime rate plus 2.75%, depending on certain specifics of the underlying sales being financed, such as the type of customer and the age of the accounts receivable balance. The Company has received a proposal from IBM Finance to obtain a revolving credit facility on more favorable terms and conditions secured by the Company’s inventory and accounts receivable balances, but there can be no assurance that this facility will be finalized.

      On July 31, 2001, the Company received gross proceeds of $4,000,000 through a private placement of 1,324,503 shares of its common stock to an investor. These shares were sold at $3.02 per share, representing an approximate 10% discount to the closing price of the shares on the day preceding the finalization of negotiations between the Company and the investors.

      At June 30, 2001, the Company had commitments to purchase inventory, tooling and engineering services from its suppliers and partners related to the MA V, MA TC, WIA and other product lines. While the timing and amount of certain of these shipments and services may be adjusted, the total amount scheduled to be paid between July and December 2001 is estimated at approximately $8,000,000, of which approximately

$6,000,000 is committed to the purchase of inventory. Pursuant to these and other formal and informal agreements, the Company has commitments of a similar nature for 2002 and potentially beyond.

      The Company has incurred operating losses to date and expects such losses to continue in the near term as it expands its product development and marketing efforts. At June 30, 2001, the Company had an accumulated deficit of approximately $86,600,000. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company’s products, the successful management of the business and management’s ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flows through 2001 and potentially thereafter.

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

      The Company anticipates that its working capital requirements and operating expenses will increase as the Company expands production of its Mobile Assistant series, develops new models in the Mobile Assistant and other product lines, further expands its sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, inventory procurement, marketing and rollout expenses for the Mobile Assistant series and other products, and competitive pressures on gross margins will impact the magnitude and timing of the Company’s cash requirements.

      Management is currently exploring financing alternatives to supplement the Company’s cash position. Potential sources of additional financing include private equity offerings, strategic investments, strategic partnerships and various forms of debt financing. In July 2001, the Company raised $4,000,000 through a private placement of its common stock. The Company also has a $3,000,000 borrowing facility with IBM Finance which allows for the funding of large orders through borrowings made at the time the Company receives a customer’s purchase order through the collection of the customer’s receivable. Additionally, the Company has received a proposal from IBM Finance to obtain an expanded revolving credit facility based on the Company’s inventory and accounts receivable balances, but there can be no assurance that this facility will be finalized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at June 30, 2001. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

      The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen, European Euro, and German Deutsche Mark. As of January 1, 2001 Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion on beginning retained earnings was a decrease of $151,123, which is included in foreign currency translation balance. Historically, the Company has not had significant realized gains or losses in transactions denominated in foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts. As international sales and operations increase, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency. For the three months and six months ended June 30, 2001, the Company’s operations in Europe comprised 19.3% and 19.1% of its total revenue and 11.9% and 11.5% of its net loss compared to 16.5% and 17.1% of its total revenue and 4.7% and 6.8% of its net loss in the same periods for 2000. For the three months and six months ended June 30, 2001, the Company’s operations in Asia comprised 1.2% and 4.8% of its total revenue and 14.3% and 9.9% of its net loss compared to 5.9% and 13.4% of its total revenue and 4.9% and 4.2% of its net loss in the same periods for 2000. At June 30, 2001, the Company’s assets in Europe and Asia comprised 9.6% and 3.7% of its total assets, compared to 5.3% and 24.1% of its total assets at June 30, 2000. According to published sources, the average fluctuation of the European Euro during the three and six months ended June 30 2001 was –1.3% and –4.7%; the average fluctuation of the German Deutsche Mark during the same periods in 2000 was –7.4% and –4.5%. The average fluctuation of the Japanese Yen during the three months and six months ended June 30, 2001 was 2.2% and –5.4% compared to –4.2% and –4.4% for the same periods in 2000. Management believes that these fluctuations did not have a material impact on the Company’s results of operations for the three and six months ended, June 30, 2001 and 2000 or financial position at June 30, 2001 and December 31, 2000.

INTEREST RATE SENSITIVITY

      As discussed in the “Liquidity and Capital Resources” section, the Company has historically entered into debt financings, has established a borrowing facility based on inventory and accounts receivable balances and is currently exploring various new financing alternatives, including debt financing. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and may be required to comply with financial covenants or other restrictions. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first two quarters of fiscal year 2001 was 8.83% and 8.17%, respectively and the average prime interest rate during the first two quarters of fiscal year 2000 was 8.67% and 8.92%, respectively, or a prime interest rate change compared to the rate at the beginning of the fiscal year of –1.00% and –2.50% in 2001 and 0.25% and 1.00% in 2000, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2001 and 2000.

EURO CONVERSION

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion on beginning retained earnings was a decrease of $151,123, which is included in foreign currency translation balance. Issues that were addressed by the Company as a result of the introduction of the Euro included the conversion of information technology systems, reassessment of foreign currency exchange risk, negotiation and amendment of existing agreements and contracts, and processing of tax and accounting records. At June 30, 2001, the Company did not experience significant issues with the Euro conversion and the conversion did not have a material impact on the Company’s results of operations or financial position.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

      None.

B) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarterly period ended June 30, 2001.

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