Form 10-K/A
period 2000-12-31
XYBERNAUT CORP
filed 2001-11-09
CIK 1013148

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

                         COMMISSION FILE NUMBER 0-21013

                              XYBERNAUT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                54-1799851
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

           12701 FAIR LAKES CIRCLE,
                 FAIRFAX, VA                                       22033
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

     The aggregate market value at October 31, 2001 of the Common Stock of the issuer, its only class of voting stock, was $104,989,662 of which $96,787,964 was held by non-affiliates, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System National Market on that date. Such market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the issuer's Common Stock at October 31, 2001 was 52,758,624.

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
                                                              ======    ======    ======

               YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     REVENUE. The Company derives its revenue from product sales of its wearable computers and software, and from consulting services. Total revenue for the year ended December 31, 2000 was $9,504,891, an increase of $1,152,117 or 14%, compared to $8,352,774 for the year ended December 31, 1999. Product revenue for 2000 was $6,101,575, an increase of $1,608,217 or 36%, compared to $4,493,358 for 1999. The increase in product revenue resulted from the $1,584,666 or 48% increase in sales of the Company's wearable computer products to $4,886,565 during 2000 from $3,301,899 during 1999. This increase was primarily the result of a $1,008,547 increase in European revenues, related to increased unit shipments as well as an approximate $800,000 sale to one U.S. customer in 2000, for which a comparably sized order was not recorded in 1999. The Company maintained consistent software product revenue of $1,215,010 for 2000 versus $1,191,459 for 1999. The Company's consulting, licensing and other revenue during 2000 was $3,403,316, a decrease of $456,100 or 12%, from 1999 revenue of $3,859,416. This decrease resulted primarily from one large multi-year consulting contract for which the first phase was substantially completed in 1999 resulting in significant revenues, while the second phase was not started until late in 2000.

     COST OF SALES. The Company's cost of sales include the costs of components for the Mobile Assistant series, purchased software, direct labor and materials, amortization of tooling costs, warranty reserves, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales, excluding inventory and tooling reserve charges, for the year ended December 31, 2000 was $7,079,064, an increase of $1,081,443 or 18%, compared to $5,997,621 for the year ended December 31, 1999. This increase corresponded with the increase in total revenues for the same period, resulting in overall gross margins before reserves of 26% and 28% during 2000 and 1999, respectively. The Company's gross margin from its product sales decreased to 18% in 2000 from 25% in 1999, resulting primarily from high margins on Year 2000 software compliance products sold during 1999. The Company's gross margin on hardware sales remained consistent from 1999 to 2000. The Company's gross margin from its consulting, licensing and other services increased to 39% in 2000 from 32% in 1999, primarily as the result of work performed during 1999 on a large contract that had lower gross margins than the Company usually realizes. The Company has announced the introduction of a new model of its MA IV product line as well as a new product line, both scheduled for introduction during 2001. The Company's management believes that it can sell the existing MA IV inventory at an amount approximating its current carrying value, which reflects a $1,500,000 charge recorded during 2000 to establish a reserve to cover potential losses in selling the current product line held in inventory and related tooling, given the uncertainties created by the introduction of these new products. To determine the size of the charge to record in 2000, management reviewed the carrying value of its MA IV inventory in light of the introduction of the new product lines. As a result of this review, it was determined that certain of the existing MA IV inventory was slow-moving and also risked becoming obsolete. Based upon a specific review of the carrying costs for the MA IV inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. This analysis also took into account estimated price concessions which management believes will be necessary in disposing of this inventory. Management does not expect to record significant profits upon the ultimate sale of the remaining MA IV inventory. In the comparable 1999 period, a $120,000 charge was recorded. The Company's total gross margins, after inventory reserves, were 10% and 27% during 2000 and 1999, respectively.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the year ended December 31, 2000 were $11,480,812, an increase of $1,887,193 or 20%, compared to $9,593,619 for the year ended December 31, 1999. The increase was the result of continued efforts that achieved a 48% growth in sales of the Company's wearable computer product during 2000. These efforts included an increase of approximately $1,500,000 in personnel costs in our hardware sales and business development functions. Additionally, expenditures relating to outside marketing services, trade shows and conferences increased by approximately $420,000 in 2000 from 1999. The Company recorded

$1,254,008 and $41,772 of non-cash expenses during 2000 and 1999, respectively, for outside marketing services which were paid through the issuance of the Company's equity securities.

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

     RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide development services. Research and development expense for the year ended December 31, 2000 was $5,925,837, an increase of $3,463,085 or 141%, compared to $2,462,752 for the year ended December 31, 1999. The increase was principally the result of approximately $3,500,000 in third-party expenditures made during 2000 related to the introduction of an enhanced version of the MA IV wearable computer, a line of daylight readable flat panel displays and the Company's next generation product line. The 1999 expenses related to hardware and software improvements for the MA IV product line.

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

     INTEREST AND OTHER, NET. Net interest and other expenses for the year ended December 31, 2000 were $980,643, an increase in expense of $1,008,292, compared to income of $27,649 for the year ended December 31, 1999. This increase was the result of approximately $1,171,000 of interest expense and the amortization of note discounts related to certain loans that the Company entered into during 2000 offset by an increase in interest income of approximately $196,000. The Company did not have significant borrowings during 1999.

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

     At December 31, 2000, the Company had accounts receivable, net of allowances, of $3,470,600, an increase of $1,766,290, or 104%, from the December 31, 1999 balance of $1,704,310. This increase was primarily caused by the timing of certain large transactions that occurred in late 2000 as opposed to qualitative factors related to the Company's business such as changes in credit terms, slower paying customers or the impact of a change in economic environment. Included in the December 31, 2000 balance was an approximate $1,100,000 receivable recorded for a December 2000 sale of the Company's hardware products. This amount was fully collected in the first quarter of 2001. Additionally, approximately $660,000 in receivables related to sales by Xybernaut GmbH, which were also fully collected in the first quarter of 2001. A receivable of approximately $430,000 was also recorded related to billings to a customer for services performed by XSI, all of which has been collected pursuant to the terms of the contract.

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

/s/ Grant Thornton, LLP

Vienna, VA
February 9, 2001


                              XYBERNAUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
      Cash and cash equivalents.............................  $  8,848,715   $  2,126,000
      Restricted cash.......................................       424,917             --
      Accounts receivable, net of allowances of $129,355 and
       $140,968.............................................     3,470,600      1,704,310
      Inventory, net of reserves of $1,370,000 and
       $120,000.............................................     3,207,939      6,081,450
      Notes receivable from officers, net...................       998,581         48,953
      Prepaid and other current assets......................       877,045        635,288
                                                              ------------   ------------
          Total current assets..............................    17,827,797     10,596,001
                                                              ------------   ------------
Property and equipment, net.................................       841,875        801,310
                                                              ------------   ------------
Other assets:
      Patent costs, net of accumulated amortization of
       $777,431 and $520,683................................       790,014        703,174
      Tooling costs, net of accumulated amortization of
       $735,985 and $630,890, and reserves of $250,000 and
       $0, respectively.....................................       197,578        286,456
      Other.................................................       585,418        483,738
                                                              ------------   ------------
          Total other assets................................     1,573,010      1,473,368
                                                              ------------   ------------
          Total assets......................................  $ 20,242,682   $ 12,870,679
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable......................................  $  1,900,924   $  4,929,010
      Accrued expenses and other............................     2,054,359      2,443,683
      Deferred revenue......................................       468,534         40,263
      Notes and loans payable...............................       492,263      1,409,958
                                                              ------------   ------------
          Total current liabilities.........................  $  4,916,080   $  8,822,914
                                                              ------------   ------------
Commitments and contingencies
  Stockholders' equity:

      Preferred stock, $0.01 par value, 6,000,000 shares authorized, 0 and 4,600 shares issued and outstanding, liquidation preference $0 and

       $4,600,000...........................................  $         --   $  3,996,588
      Common stock, $0.01 par value, 80,000,000 shares
       authorized, 45,395,818 and 30,373,734 shares issued
       and outstanding......................................       453,958        303,737
      Additional paid-in capital............................    87,301,374     47,746,424
      Foreign currency translation..........................      (185,983)        58,541
      Accumulated deficit...................................   (72,242,747)   (48,057,525)
                                                              ------------   ------------
          Total stockholders' equity........................  $ 15,326,602   $  4,047,765
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 20,242,682   $ 12,870,679
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
                                         ========     ============

                                        The accompanying notes are an integral part of these
                                                  consolidated financial statements

                                         XYBERNAUT CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..............................................  $(24,185,222)  $(16,697,413)  $(13,001,338)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization.......................     1,617,729      1,509,350        624,365
    Loss/(gain) on disposal of assets...................            --         20,990         (6,626)
    Provision for inventory and tooling.................     1,500,000        120,000      1,226,006
    Provision for bad debts.............................        79,620         49,837         37,920
    Amortization of note discount.......................       921,452             --             --
    Non-cash charges from equity securities issued for
       services.........................................     1,312,630        223,547         91,511
    Reduction of carrying value for equipment...........            --             --        233,097
    Changes in assets and liabilities:
       Inventory........................................     1,051,244     (4,005,468)      (838,795)
       Accounts receivable..............................    (1,765,736)       (77,720)      (993,644)
       Prepaid and other current assets.................       (59,297)      (223,517)       (43,596)
       Notes receivable from officers, net..............      (949,628)        18,956        (65,749)
       Other assets.....................................      (299,995)      (143,520)        34,081
       Accounts payable.................................    (2,664,175)     2,279,440      1,634,043
       Accrued expenses and other.......................      (412,432)     1,325,751        242,172
       Deferred revenue.................................       428,271       (128,701)       122,354
                                                          ------------   ------------   ------------
    Net cash used in operating activities...............   (23,425,539)   (15,728,468)   (10,704,199)
                                                          ------------   ------------   ------------
Cash flows from investing activities:

  Acquisition of property and equipment.................      (673,485)    (1,143,429)      (335,969)
  Proceeds from sale of property, equipment and other...            --        659,697         32,312
  Restricted cash deposits..............................      (424,917)            --             --
  Acquisition of patents and trademarks.................      (364,859)      (349,900)      (313,109)
  Capitalization of tooling costs.......................      (217,545)      (808,545)      (448,744)
  Capitalization of loan costs..........................       (25,000)      (120,000)            --
                                                          ------------   ------------   ------------
    Net cash used in investing activities...............    (1,705,806)    (1,762,177)    (1,065,510)
                                                          ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from:
    Common stock offerings, net.........................    23,163,645      6,011,643      9,186,659
    Preferred stock offerings, net......................            --     11,418,621      1,490,553
    Exercise of warrants................................     8,274,975      1,838,513             --
    Exercise of stock options...........................     1,547,011          5,400             --
    Notes and loans.....................................     4,425,000      3,726,785      1,796,810
  Payments for:
    Notes and loans.....................................    (5,368,290)    (4,526,545)      (670,273)
                                                          ------------   ------------   ------------
    Net cash provided by financing activities...........    32,042,341     18,474,417     11,803,749
                                                          ------------   ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents...........................................      (188,281)        89,579             --
Net increase in cash and cash equivalents...............     6,722,715      1,073,351         34,040
Cash and cash equivalents, beginning of period..........     2,126,000      1,052,649      1,018,609
                                                          ------------   ------------   ------------
Cash and cash equivalents, end of period................  $  8,848,715   $  2,126,000   $  1,052,649
                                                          ============   ============   ============
Supplemental disclosure of cash flow information:

    Cash paid for interest..............................  $    368,601   $     71,767   $     96,531
    Cash paid for taxes.................................  $     44,946   $     17,813   $         --
Supplemental disclosure of non-cash financing activities:

    Equity securities issued for payment of services
       provided.........................................  $  1,312,630   $    223,547   $     91,511
    Equity securities issued for future services........  $    234,924   $         --   $         --
    Equity securities issued as payment of accounts
       payable..........................................  $    202,888   $         --   $         --
    Equity securities issued in consideration of loan
       repayment........................................  $         --   $  2,250,000   $         --
    Charges to conform accounting policies during
       merger...........................................  $    168,365   $         --   $         --
    Unrealized gain on marketable securities............  $         --   $     26,120   $         --
    Accrued dividend on preferred stock.................  $     10,438   $    311,714   $     59,303
    Common stock issued for dividend on preferred
       stock............................................  $    153,904   $    188,493   $    134,833

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

  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000, the Company had approximately $425,000 in restricted cash, consisting of investments with original maturities of greater than three months and cash designated as collateral for a letter of credit.

  INVENTORY

     At December 31, 2000, inventory consisted primarily of MA IV component hardware parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. During 2000, the Company announced the introduction of the MA IV TC, a new model of its MA IV product line, as well as the MA V, a new product line, both of which are scheduled for introduction during 2001. The Company's management believes that it can sell the existing MA IV inventory at an amount approximating its current carrying value, which reflects a reserve established to cover potential losses in selling the current product line held in inventory and related tooling, given the uncertainties created by the introduction of these new products. To determine the size of the charges to record, management reviewed the carrying value of its MA IV inventory in light of the introduction of the new product lines. As a result of this review, it was determined that certain of the existing MA IV inventory was slow-moving and also risked becoming obsolete. Based upon a specific review of the carrying costs for the MA IV inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. This analysis also took into account estimated price concessions which management believes will be necessary in disposing of this inventory. Management does not expect to record significant profits upon the ultimate sale of the remaining MA IV inventory. In the event that anticipated sales of the Company's hardware products do not materialize, additional adjustments may be necessary to write down the carrying value of the Company's inventory of these components. As of December 31, 2000, 1999 and 1998, the allowance to reduce inventory balances to net realizable value was $1,370,000, $120,000 and $770,557, respectively. The reserve at December 31, 1998 represents the full reduction of all inventory components related to the Company's prior generations of products which were not compatible with the MA IV.

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

  TOOLING COSTS

     Capitalized tooling costs consist of payments made to third-party vendors for their products and services that are used in the design and manufacturing of the Company's proprietary hardware products. Tooling costs are amortized as a component of cost of sales based upon the number of units sold in a given period compared to the total number of units expected in a product's production run. Management periodically assesses the need to provide for obsolescence of tooling costs and adjusts the carrying values to their net realizable value when required through a process similar to that discussed in the "Inventory" section above. During 2000, 1999 and 1998, the Company recognized charges of $250,000, $0, and $455,000, respectively, related to reserves on its capitalized tooling assets. The 2000 charge results from the scheduled introduction of the Company's new MA IV TC and MA V product lines. The 1998 charge represents the full reduction of all tooling assets related to the Company's prior generations of products which were not compatible with the MA IV. In the event that the anticipated production run size or sales of a product do not materialize, additional adjustment may be necessary to write down the carrying value of the Company's tooling costs.

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

  REVENUE RECOGNITION AND WARRANTIES

         The Company's revenues are principally derived from sales of its hardware and software products and from consulting services. Revenue from hardware product sales is recognized upon shipment of the Company's products to end-users pursuant to binding customer purchase orders. When shipments are made to distributors, revenue is recognized upon ultimate sale by the distributors to end-users, when the distributors purchase product for their own use pursuant to separate binding purchase orders, or when returns can be reasonably estimated. For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. However, the Company's suppliers for the significant components of the MA IV, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. The Company recorded warranty expense of $0, $36,204 and $59,678 during 2000, 1999 and 1998, respectively, and had a warranty reserve of $99,368, $100,781 and $64,577 at December 31, 2000, 1999 and 1998, respectively.

         The Company recognizes software revenue in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." If a contract requires significant production, modification, or customization of the software, the arrangement is accounted for as a long-term service contract. If it does not, software revenue is realizable when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Other criteria that must be met include the determination of whether the revenue in multiple-element arrangements can be recognized separately for each element as performance occurs and the determination of the fee based on vendor-specific objective evidence ("VSOE") of fair value for each element. The Company determines VSOE of fair value of each element by the price charged when the same element is sold separately or based on Management's established prices for elements such as consulting rates on comparable service contracts or the price of software with the same functionality available in the industry. If management is unable to determine the VSOE of a delivered element, the revenue is recognized by the residual method. As performance occurs, the fee for the delivered item is determined by the total fee of the arrangement less the total fair value of the undelivered elements. The total fair value of the undelivered elements is deferred and subsequently recognized as performance occurs. If management is unable to determine the VSOE of an undelivered element, all revenue from the contract is deferred until the VSOE is established or all performance has occurred. If the only undelivered element without VSOE of fair value is services that can be accounted for separately, the entire fee is recognized over the service period.

       The Company recognizes revenue from long-term service contracts in accordance with Accounting Research Bulletin ("ARB") No. 45, "Long-Term Construction Type Contracts," using the relevant guidance in SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," as determined by the terms and conditions of the Company's various consulting contracts with its customers. Revenue is typically recognized ratably over the contractual periods or as the services are provided. In time and materials contracts, revenue is recognized as the Company incurs billable costs. In fixed price contracts, revenue is recognized based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete.

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
                                                            ===========    ===========

     Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $776,133, $759,332, and $440,417 respectively. XSI had purchased condominium units which were sold during 1999 for gross proceeds of $643,506 resulting in a loss of $60,894. Included in property at December

31, 2000 is $25,147 of computer equipment, net of depreciation of $2,043, purchased by XSI under capital leases.

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

     The Company's preferred stock issues have included nondetachable conversion features that were considered to be "in the money" at the date of issuance, representing a "beneficial conversion" feature. The value of the beneficial conversion was recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders could realize the maximum beneficial conversion. As of December 31, 1999, the value of the beneficial conversion features had been fully accreted against additional paid-in capital.

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

                                          XYBERNAUT CORPORATION

                                          By: /s/ EDWARD G. NEWMAN
                                              -----------------------
                                              Edward G. Newman
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

Date: November 8, 2001

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                /s/ EDWARD G. NEWMAN                     Chief Executive Officer and      November 8, 2001
-----------------------------------------------------      Chairman of the Board of
                  Edward G. Newman                         Directors

                 /s/ STEVEN A. NEWMAN                    Executive Vice President and     November 8, 2001
-----------------------------------------------------      Vice Chairman of the Board
                  Steven A. Newman                         of Directors

                /s/ KAZUYUKI TOYOSATO                    Executive Vice President and     November 8, 2001
-----------------------------------------------------      Director
                    Kaz Toyosato

                /s/ JOHN F. MOYNAHAN                     Senior Vice President, Chief     November 8, 2001
-----------------------------------------------------      Financial Officer and
                  John F. Moynahan                         Treasurer

                   /s/ EDWIN VOGT                        Senior Vice President and        November 8, 2001
-----------------------------------------------------      Director
                     Edwin Vogt

                 /s/ EUGENE J. AMOBI                     Vice President and Director      November 8, 2001
-----------------------------------------------------
                   Eugene J. Amobi

              /s/ MARTIN ERIC WEISBERG                   Secretary and Director           November 8, 2001
-----------------------------------------------------
                Martin Eric Weisberg

                 /s/ KEITH P. HICKS                      Director                         November 8, 2001
-----------------------------------------------------
                   Keith P. Hicks

                /s/ PHILLIP E. PEARCE                    Director                         November 8, 2001
-----------------------------------------------------
                  Phillip E. Pearce

                /s/ JAMES J. RALABATE                    Director                         November 8, 2001
-----------------------------------------------------
                  James J. Ralabate

            /s/ LT. GEN. HARRY E. SOYSTER                Director                         November 8, 2001
-----------------------------------------------------
              Lt. Gen. Harry E. Soyster