Form 10-Q
period 2001-09-30
XYBERNAUT CORP
filed 2001-11-14
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2001 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO
COMMISSION FILE NUMBER: 0-21013

XYBERNAUT CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	54-1799851
(STATE OR OTHER	(I.R.S. EMPLOYER
JURISDICTION	IDENTIFICATION NO.)
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
YES NO

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock — $0.01 par value	Outstanding at November 8, 2001 52,758,624

INDEX

PAGE

COVER PAGE	1
INDEX	2
PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Condensed Consolidated Balance Sheets (unaudited)	3
Condensed Consolidated Statements of Operations (unaudited)	4
Condensed Consolidated Statements of Cash Flows (unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Results of Operations
and Financial Condition	12
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	20
PART II — OTHER INFORMATION
Item 2 — Changes in Securities and Use of Proceeds	22
Item 6 — Exhibits and Reports on Form 8-K	22

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2001	2000

Current assets:
Cash and cash equivalents	$2,958,550	$8,848,715
Restricted cash	500,000	424,917
Accounts receivable, net of allowances of $90,334 and $129,355	3,237,894	3,470,600
Inventory, net of reserves of $1,625,803 and $1,370,000	2,259,378	3,207,939
Notes and interest receivable from officers, net	1,066,919	998,581
Prepaid and other current assets	1,473,069	877,045

Total current assets	11,495,810	17,827,797

Property and equipment, net	990,271	841,875

Other assets:
Patent costs, net of accumulated amortization of $1,018,323
and $777,431	1,028,536	790,014
Tooling costs, net of accumulated amortization of $138,874
and $735,985, and reserves of $0 and $250,000	1,183,836	197,578
Other	554,026	585,418

Total other assets	2,766,398	1,573,010

Total assets	$15,252,479	$20,242,682

Current liabilities:
Accounts payable	$3,874,726	$1,900,924
Accrued expenses and other	2,134,180	2,054,359
Deferred revenue	430,046	468,534
Notes and loans payable	19,814	492,263

Total current liabilities	$6,458,766	$4,916,080

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized,
52,758,624 and 45,395,818 shares issued and outstanding	$527,586	$453,958
Additional paid-in capital	103,413,844	87,301,374
Foreign currency translation	(441,150)	(185,983)
Accumulated deficit	(94,706,567)	(72,242,747)

Total stockholders’ equity	$8,793,713	$15,326,602

Total liabilities and stockholders’ equity	$15,252,479	$20,242,682

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenue:
Product	$1,398,771	$1,049,509	$3,836,434	$4,665,807
Consulting, licensing and other	917,642	967,297	2,776,764	2,387,906

Total revenue	2,316,413	2,016,806	6,613,198	7,053,713
Cost of sales:
Product	938,968	871,588	2,844,380	3,546,191
Consulting, licensing and other	598,163	574,796	1,826,747	1,482,646
Provision for inventory and tooling	—	1,000,000	1,149,020	1,000,000

Gross income/(loss)	779,282	(429,578)	793,051	1,024,876
Operating expenses:
Sales and marketing	4,721,158	2,416,910	11,977,407	8,376,105
General and administrative	1,757,036	1,600,535	4,789,075	4,436,030
Research and development	2,438,846	1,246,278	6,723,476	3,455,861
Merger costs	—	—	—	621,048

Total operating expenses	8,917,040	5,263,723	23,489,958	16,889,044

Operating loss	(8,137,758)	(5,693,301)	(22,696,907)	(15,864,168)
Interest and other income/(expense), net	70,329	(247,519)	253,722	(676,868)

Loss before provision for income taxes	(8,067,429)	(5,940,820)	(22,443,185)	(16,541,036)
Provision for income taxes	5,807	1,143	20,635	38,344

Net loss	(8,073,236)	(5,941,963)	(22,463,820)	(16,579,380)
Provision for preferred stock dividends	—	—	—	10,438

Net loss applicable to holders of common stock	$(8,073,236)	$(5,941,963)	$(22,463,820)	$(16,589,818)

Net loss per common share applicable to holders of
common stock (basic and diluted)	$(0.15)	$(0.15)	$(0.46)	$(0.44)

Weighted average number of common shares
outstanding (basic and diluted)	52,309,601	38,579,676	49,114,344	37,304,405

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(22,463,820)	$(16,579,380)
Adjustments to reconcile net loss to net cash used in
operating activities: Depreciation and amortization	1,069,330	1,240,710
Provision for inventory and tooling	1,149,020	1,000,000
Provision for bad debts	—	72,794
Amortization of note discount	—	652,633
Non-cash charges for equity securities issued for services	542,916	1,070,502
Changes in assets and liabilities:
Inventory	71,554	451,111
Accounts receivable	216,316	(2,203,078)
Prepaid and other current assets	(651,659)	64,991
Notes and interest receivable from officers, net	(15,976)	—
Other assets	76,732	(23,102)
Accounts payable	1,984,567	(2,354,896)
Accrued expenses and other	24,461	(367,406)
Deferred revenue	(38,488)	—

Net cash used in operating activities	(18,035,047)	(16,975,121)

Cash flows from investing activities:
Acquisition of property and equipment	(812,924)	(170,808)
Restricted cash deposits	(84,343)	(716,674)
Acquisition of patents	(537,240)	(262,319)
Capitalization of tooling costs	(1,175,653)	(177,674)

Net cash used in investing activities	(2,610,160)	(1,327,475)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	13,714,939	8,945,837
Exercise of warrants and stock options	1,948,691	9,775,866
Notes and loans	—	4,425,000
Payments for:
Notes and loans	(466,668)	(2,155,381)
Loan costs	(10,000)	—

Net cash provided by financing activities	15,186,962	20,991,322

Effect of exchange rate changes on cash and cash equivalents	(431,920)	(58,774)

Net (decrease) increase in cash and cash equivalents	(5,890,165)	2,629,952
Cash and cash equivalents, beginning of period	8,848,715	2,126,000

Cash and cash equivalents, end of period	$2,958,550	$4,755,952

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,340	$218,202

Cash paid for taxes	$51,298	$44,946

Supplemental disclosure of non-cash financing activities:
Equity securities issued for future services	$317,448	$272,343

Equity securities issued as payment of accounts payable	$—	$109,740

Provision for preferred stock dividend requirements	$—	$10,438

Charges to conform accounting policies during merger	$—	$168,365

Common stock issued for preferred stock dividend requirements	$—	$153,904

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation (“Xybernaut” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2001 and December 31, 2000 and the results of their operations and cash flows for the three and nine months ended September 30, 2001 and 2000. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2001. Please refer to the Company’s Annual Report on Form 10-K/A for the complete financial statements.

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

Software Development Costs

     The Company records software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. Capitalized software costs are amortized either on a straight-line basis over the estimated product life or based on the ratio of current revenues to total projected product revenues. The Company has not historically capitalized software development costs because the projects have not reached the point of technological feasibility. As of and for the three and nine months ended September 30, 2001 and 2000, there are no capitalized software development costs or related amortization in the financial statements. Software development costs incurred on projects that have not reached technological feasibility are included as a component of research and development expense and are recorded during the period in which they are incurred.

Revenue Recognition

     The Company’s revenues are principally derived from sales of its hardware and software products and from consulting services. Revenue from hardware product sales is recognized upon shipment of the Company’s products to end-users pursuant to binding customer purchase orders. When shipments are made to distributors, revenue is recognized upon ultimate sale by the distributors to end-users, when the distributors purchase product for their own use pursuant to separate binding purchase orders, or when returns can be reasonably estimated. For hardware product sales, the Company generally provides a one-year warranty on its parts and labor. However, the Company’s suppliers for its significant hardware components, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales.

     The Company recognizes software revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” If a contract requires significant production, modification, or customization of the software, the arrangement is accounted for as a long-term service contract. If it does not, software revenue is realizable when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. Other criteria that must be met include the determination of whether the revenue in multiple-element arrangements can be recognized separately for each element as performance occurs and the determination of the fee based on vendor-specific objective evidence (“VSOE”) of fair value for each element. The Company determines VSOE of fair value of each element by the price charged when the same element is sold separately or based on management’s established prices for elements such as consulting rates on comparable service contracts or the price of software with the same functionality available in the industry. If management is unable to determine the VSOE of a delivered element, the revenue is recognized by the residual method. As performance occurs, the fee for the delivered item is determined by the total fee of the arrangement less the total fair value of the undelivered elements. The total fair value of the undelivered elements is deferred and subsequently recognized as performance occurs. If management is unable to determine the VSOE of an undelivered element, all revenue from the contract is deferred until the VSOE is established or all performance has occurred. If the only undelivered element without VSOE of fair value is services that can be accounted for separately, the entire fee is recognized over the service period.

     The Company recognizes revenue from long-term service contracts in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction Type Contracts,” using the relevant guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as determined by the terms and conditions of the Company’s various consulting contracts with its customers. Revenue is typically recognized ratably over the contractual periods or as the services are provided. In time and materials contracts, revenue is recognized as the Company incurs billable costs. In fixed price contracts, revenue is recognized based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete.

Comprehensive Income

     The Company separately reports net loss and other comprehensive income or loss pursuant to SFAS No. 130, “Reporting Comprehensive Income.” Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity and are excluded from net income. The Company’s other comprehensive income is comprised principally of foreign currency translation and unrealized gains or losses on investments. For the three and nine months ended September 30, 2001, comprehensive loss was $8,122,663 and $22,718,987, consisting of a net loss of $8,073,236 and $22,463,820, and foreign currency translation losses of $49,427 and $255,167, respectively. For the three and nine months ended September 30, 2000, comprehensive loss was $6,057,362 and $16,751,261, consisting of a net loss of $5,941,963 and $16,579,380 and foreign currency translation losses of $115,399 and $171,881, respectively.

Net Loss per Share

     Basic earnings (or loss) per share is calculated using the weighted average number of shares of common stock outstanding during a reporting period. Diluted loss per share adjusts the weighted average number of outstanding shares for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. For all periods presented in this Form 10-Q, the Company’s diluted loss per share is equal to its basic loss per share because the effects of exercise were anti-dilutive given the losses the Company incurred during such periods.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition, income statement presentation and financial disclosures. The Company adopted SAB 101 during 2000. At September 30, 2001 and December 31, 2000, the Company has deferred $42,500 and $309,780, respectively, in revenue associated with shipments of its hardware products pursuant to sales contracts which included provisions for future upgrades of its products. The remaining $387,546 in deferred revenue at September 30, 2001 is from payments received from customers in accordance with consulting contracts, for which services have not yet been performed by the Company. The Company expects to recognize these deferred revenue balances as the upgraded products are shipped to the customers and as services are performed under the consulting contracts.

4. INVENTORY AND TOOLING

     Inventory consists primarily of component hardware parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Unallocated capitalized tooling costs are separately recorded on the balance sheet and consist primarily of payments made to third-party vendors for their products and services used in the manufacture of the Company’s hardware product lines. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. At September 30, 2001, the Company’s inventory balance consisted of its current product lines, the Mobile Assistant ® (“MA ® ”) V and the MA TC, as well as its older product line, the MA IV.

     Management periodically assesses the need to provide for obsolescence of inventory and tooling and adjusts their current carrying values to their net realizable value when required. The Company’s management believes that it can sell the inventory of its older MA IV product line at an amount approximating its current carrying value, which reflects certain reserves recorded during 2000 and 2001 to cover potential losses in selling the MA IV product line held in inventory, and related tooling, given the uncertainties created by the introduction of the MA V and MA TC products. To determine the size of the reserve, management reviewed the carrying value of its MA IV inventory in light of the introduction of the new product lines. As a result of this review, it was determined that certain of the existing MA IV inventory would be slow-moving and also risked becoming obsolete. Based upon a specific review of the carrying costs for the MA IV inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. This analysis also took into account estimated price concessions which management believed would be necessary in disposing of this inventory. Management does not expect to record significant gains or losses upon the ultimate sale of the remaining MA IV inventory. In the event that anticipated sales of the Company’s MA IV products do not materialize, additional adjustments may be necessary to write down the remaining carrying value of this inventory. No inventory or tooling reserves or write-offs have been recorded related to the MA V and MA TC product lines.

     As of September 30, 2001 and December 31, 2000, the allowance to reduce inventory balances to net realizable value was $1,625,803 and $1,370,000, respectively, and the allowance to reduce tooling balances to net realizable value was $0 and $250,000, respectively.

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

     On July 31, 2001, the Company received gross proceeds of $4,000,000 through a private placement of 1,324,503 shares of its common stock to an investor. These shares were sold at $3.02 per share, representing an approximate 10% discount to the closing price of the shares on the day preceding the finalization of negotiations between the Company and the investors. In connection with this private placement, the Company issued to the investor callable warrants to purchase 331,126 shares of its common stock at an exercise price of $4.53 per share. The Company also paid $120,000 in cash and issued callable warrants to purchase 39,735 shares of common stock with the same terms to a financial advisor.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the nine months ended September 30, 2001 and 2000, the Company received gross proceeds of $130,285 and $1,500,891, respectively, and issued 53,738 and 638,834 shares, respectively, of its common stock related to these exercises.

     The Company has issued equity securities to certain consultants for services provided to the Company, including legal, investor relations, and sales and marketing services. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $63,490 and $194,202 during the three months ended September 30, 2001 and 2000, respectively, and $542,916 and $1,070,502 during the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001, an additional $317,448 was recorded as prepaid expenses that will be amortized over the remaining lives of the underlying service agreements.

     In connection with the Company’s financing and consulting agreements, the Company has issued warrants to purchase common stock. During the nine months ended September 30, 2001 and 2000, the Company received gross proceeds of $1,818,406 and $8,274,975, respectively, and issued 731,471and 2,077,700 shares, respectively, of its common stock related to exercises of these warrants. At September 30, 2001, the Company had warrants outstanding to purchase 5,270,754 shares of its common stock at prices that range from $2.00 to $18.00 per share, with a weighted average of $4.67 per share.

Borrowings

     On December 2, 1999, the Company entered into a financing facility (the “1999 IBM Facility”) with IBM Global Finance (“IBM Finance”). Borrowings under the 1999 IBM Facility were secured by the Company’s equipment, inventory and accounts receivable balances. Under the terms of the facility, the Company borrowed $1,000,000 under a six-month term loan and was extended a $3,000,000 credit line to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. The borrowing under the term loan accrued interest at up to the prime rate plus 2.5% per annum and was repaid in three equal installments in February, April and June 2000. Borrowings under the credit line accrue interest at up to the prime rate plus 2.75% per annum, depending on certain specifics of the underlying sales being financed, such as the type of customer and the age of the accounts receivable balance. There are no borrowings on this facility as of September 30, 2001.

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

     The Company is in continuing negotiations with IBM Finance to obtain a $3,000,000 revolving credit facility to replace the existing facility which will be secured by substantially all assets of the Company, excluding intellectual property, but there can be no assurance that this facility will be finalized.

Preferred Stock

     As of June 30, 2000, all remaining shares of the Series D and Series E Preferred Stock were converted into shares of common stock. Subsequent to this conversion, all classes of preferred stock had been converted into shares of common stock and there was no preferred stock outstanding as of September 30, 2001 or December 31, 2000.

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

     Revenues by geographical destination as a percentage of total revenues for the three months and nine months ended September 30, 2001 and 2000 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

North America, principally the United States	70%	74%	74%	71%
Europe, principally Germany	26%	22%	22%	18%
Asia, principally Japan	4%	4%	4%	11%

Operations in various geographical areas are summarized as follows:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

North America:
Total revenue	$1,633,169	$1,486,509	$4,904,611	$4,986,633
Net loss	7,060,456	5,456,383	18,369,884	14,921,630
Identifiable assets	11,969,142	12,027,259	11,969,142	12,027,259

Europe:
Total Revenue	$601,505	$441,292	$1,420,580	$1,300,796
Net loss	729,406	206,625	2,387,636	928,451
Identifiable assets	2,592,073	1,284,341	2,592,073	1,284,341

Asia:
Total revenue	$81,739	$89,005	$288,007	$766,284
Net loss	283,374	278,955	1,706,300	729,299
Identifiable assets	691,264	3,405,850	691,264	3,405,850

     The number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable as of and for the three months and nine months ended September 30, 2001 and 2000 are as follows:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenue:
Number of Customers	3	2	3	1
Percent of Total Revenue	47.7%	20.6%	38.6%	15.1%

Accounts Receivable:
Number of Customers	2	1	2	1
Percent of Total Accounts Receivable	55.6%	28.2%	55.6%	28.2%

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

     The Mobile Assistant ® (“MA ® ”) series is the Company’s current line of hardware products. The Company’s current models are the MA V and MA TC. The Mobile Assistant is a wearable personal computer which combines the speed, memory, processing, multimedia and communications capabilities of a desktop PC in a lightweight, user-supported unit with hands-free operation and simultaneous user mobility. The Mobile Assistant is a combination of hardware and software designed to be worn on the body to perform complex and time consuming tasks such as remote video teleconferencing, installation, maintenance, repair and inspection of complex technological and mechanical systems, retrieval and analysis of information from remote locations, and coordination of remote commercial and industrial activities, or military field operations.

     The Mobile Assistant incorporates technologically advanced optional features such as real-time, two-way video and audio communications through radio frequency transmissions or cellular linkups, global positioning system (“GPS”) tracking capabilities and access to information through intranets, the Internet and the World Wide Web. The head-mounted display includes a two-way audio system and optional built-in video camera, and presents a desk-top quality color image that is equivalent to that of a desktop PC monitor at a distance of 18 inches. An optional light-weight, daylight readable, full color flat panel display, with an integrated digitizer, is offered for those users who may not need to be fully hands-free, may need to capture signatures or other forms-related data, or may need to share the displayed data with others. The lightweight body-worn computing unit is designed to allow operation in conditions in which conventional portable computers can not operate and is designed to run software applications designed for Microsoft ® Windows ® as well as DOS, SCO UNIX ® and LINUX.

     A consumer wearable computer, the poma™, is scheduled for availability in 2002. Hitachi, Ltd. will manufacture and sell the poma under its brand name under a royalty-bearing license from the Company and will also provide product to the Company, who will sell and market it under the Xybernaut brand. The poma provides users with instant on/off Internet access and targets a suite of services such as entertainment in the form of distance learning, music, video and games, GPS, cellular voice communications and paging, interactive banking, shopping, and stock market trading. The poma is equipped with a SVGA head-mounted display and is powered by a newly developed Hitachi 32-Bit 128 MHz RISC processor with companion coprocessor. The 10.9-ounce poma will run Microsoft Windows CE and incorporates a Compact Flash™ slot, USB port, 32 MB of RAM, 32 MB of ROM and a removable internal rechargeable battery.

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

     The Company’s cost of sales includes the costs of components for the Mobile Assistant series, costs of purchased and licensed software, direct labor and related costs, reserves, amortization of tooling costs and fulfillment and shipping costs.

     The Company incurs sales and marketing expenses primarily related to its (i) direct sales force for its product and consulting businesses, including salary, commissions, travel and other costs, (ii) channel sales strategy, including the management of relationships with high-volume generic distributors, strategic partners, system integrators, value added resellers and original equipment manufacturers, (iii) strategic marketing initiatives, including analysis related to customer needs and competition and (iv) advertising and marketing programs, including participation in industry-specific trade shows, selected press coverage, marketing literature, website development and maintenance, and exhibitions at special events such as the annual International Conference on Wearable Computing. In addition, the Company unveiled a new logo and literature package in the third quarter of 2001.

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

     For the nine months ended September 30, 2001, the Company’s operating activities used cash of $18,035,047, primarily as a result of its net loss adjusted for non-cash charges and provisions, which are offset by changes in working capital. During this period, the Company’s investing activities used cash of $2,610,160, principally through expenditures for tooling, property and equipment, and patents. These activities were funded through the Company’s financing activities which provided cash of $15,186,962, principally through the issuance of common stock through private placements and the exercise of warrants, which is offset by a loan repayment. As a result, the Company’s cash balance decreased to $2,958,550 at September 30, 2001 from $8,848,715 at December 31, 2000.

     For the nine months ended September 30, 2000, the Company’s operating activities used cash of $16,975,121, primarily as a result of its net loss adjusted for non-cash charges and changes in working capital and its investing activities used cash of $1,327,475. These activities were funded through the Company’s financing activities which provided cash of $20,991,322, principally through the issuance of common stock through private placements and the exercise of warrants and options and through borrowings, which is offset by the repayment of a loan for $2,155,381. As a result, the Company’s cash balance increased to $4,755,952 at September 30, 2000 from $2,126,000 at December 31, 1999.

     At September 30, 2001, the Company had accounts receivable, net of allowances, of $3,237,894, a decrease of $232,706, or 7%, from the December 31, 2000 balance of $3,470,600. This decrease corresponds with the 5% decline in revenues for the three months ended September 30, 2001 when compared with revenues for the three months ended December 31, 2000. The Company’s receivables were not significantly impacted by qualitative factors related to its business such as changes in credit terms, slower paying customers or the impact of a change in economic environment.

     The following table sets forth certain consolidated financial data as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.4%	71.7%	70.6%	71.3%
Provision for inventory and tooling	0.0%	49.6%	17.4%	14.2%

Gross margin	33.6%	(21.3%)	12.0%	14.5%

Operating expenses:
Sales & marketing	203.8%	119.8%	181.1%	118.7%
General & administrative	75.9%	79.4%	72.4%	62.9%
Research & development	105.3%	61.8%	101.7%	49.0%
Merger costs	0.0%	0.0%	0.0%	8.8%

Total operating expenses	385.0%	261.0%	355.2%	239.4%

Interest and other	2.9%	(12.3%)	3.5%	(10.1%)

Net loss	(348.5%)	(294.6%)	(339.7%)	(235.0%)

Provisions for preferred stock	0.0%	0.0%	0.0%	0.2%

Net loss applicable to holders of common stock	(348.5%)	(294.6%)	(339.7%)	(235.2%)

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     REVENUE. The Company derives its revenue from product sales of its wearable computers and software, and from consulting services. Total revenue for the quarter ended September 30, 2001 was $2,316,413, an increase of $299,607, or 15%, compared to $2,016,806 for the quarter ended September 30, 2000. Product revenue for the third quarter of 2001 was $1,398,771, an increase of $349,262, or 33%, compared to $1,049,509 for the third quarter of 2000. The increase in product revenue was attributable to an increase in volume sales of the Company’s hardware products, which totaled $1,370,559 in the three months ended September 30, 2001, compared with $1,043,597 in the three months ended September 30, 2000, for an increase of $326,962. This increase resulted primarily from customer demand for the Company’s new product lines, the MA V and MA TC, which began shipping in volume in the latter part of the third quarter of 2001. The increase in hardware revenue was also accompanied by a slight increase in software revenue from $5,912 in the third quarter of 2000 to $28,212 in the third quarter of 2001. The Company’s consulting, licensing and other revenue during the third quarter of 2001 decreased from $967,297 in the second quarter of 2000 to $917,642 in the third quarter of 2001, a decline of $49,655 or 5%. There were no significant changes in contract activity between the third quarter of 2001 and 2000.

     COST OF SALES. Total cost of sales for the quarter ended September 30, 2001 was $1,537,131, a decrease of $909,253 or 37%, compared to $2,466,384 for the quarter ended September 30, 2000. This decrease resulted primarily from a $1,000,000 provision for obsolescence of inventory and tooling related to the MA IV product line that was recorded during the quarter ended September 30, 2000. The Company’s cost of its product sales for the third quarter of 2001 was $938,968, an increase of $67,380, or 8%, from the $871,588 recorded during 2000. This relatively small increase in cost of sales in relation to the 33% increase in product revenue over the same periods is primarily due to a charge of approximately $136,000 in the third quarter of 2000 recorded for software used on the MA IV, for which no similar charge was taken in the corresponding quarter in 2001 because this product is not currently being licensed by the Company. The Company’s gross margins on product sales increased from 17% in 2000 to 33% in 2001. This was caused by a combination of higher margins earned on 2001 sales of the new MA V systems, lower margins earned on 2001 sales of the MA IV systems because of decreased demand for these older systems, as well as the higher software license fees recorded in 2000. The impact of software sales was not significant to either product cost of sales or gross margins due to the low volume of such sales during the third quarters of 2001 and 2000. The Company’s cost of sales associated with its consulting, licensing and other revenues increased to $598,163 during 2001 from $574,796 during 2000, an increase of $23,367, or 4%. During the comparable periods, related revenues decreased by 5%, resulting in a decrease in gross margins to 35% in 2001 from 40% in 2000. This decline was primarily the result of the mix of ongoing contracts and an increase in outside consulting costs on certain contracts.

     The Company introduced the MA V and MA TC product lines during the quarter ended September 30, 2001. The Company’s management believes that it can sell the inventory of its older MA IV product line at an amount approximating its current carrying value, which reflects certain reserves recorded during 2000 and 2001 to cover potential losses in selling the MA IV product line held in inventory, and related tooling, given the uncertainties created by the introduction of the new product lines. To determine the size of the reserve, management reviewed the carrying value of its MA IV inventory in light of the introduction of the new product lines. As a result of this review, it was determined that certain of the existing MA IV inventory would be slow-moving and also risked becoming obsolete. Based upon a specific review of the carrying costs for the MA IV inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. This analysis also took into account estimated price concessions which management believed would be necessary in disposing of this inventory. Management does not expect to record significant gains or losses upon the ultimate sale of the remaining MA IV inventory.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended September 30, 2001 were $4,721,158, an increase of $2,304,248, or 95%, from $2,416,910 in the comparable 2000 quarter. This increase is primarily a result of an increase of approximately $1,350,000 in personnel and recruiting costs for sales and marketing staff hired in connection with the introduction of the new product lines. Additionally, outside marketing services, customer support, and collateral and promotional expenses increased by approximately $475,000 from the third quarter of 2000 related to the release of the new product lines, efforts to increase brand awareness and the introduction of a new corporate logo. Included in these amounts were non-cash expenses of $84,067 and $160,914 for outside marketing services funded through the issuance of the Company’s equity securities during the comparable 2001 and 2000 periods, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended September 30, 2001 were $1,757,036, an increase of $156,501, or 10%, from $1,600,535 in the comparable 2000 quarter. This increase is primarily due to an increase in personnel and travel costs of approximately $130,000 and $22,000, respectively. The relative consistency of these expenses was achieved during a period of growth, primarily as the result of a refocusing of internal efforts from overhead areas to sales and marketing and product development functions.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the quarter ended September 30, 2001 were $2,438,846, an increase of $1,192,568, or 96%, from $1,246,278 in the comparable

2000 quarter. This is primarily the result of an increase of approximately $543,000 in expenditures to third parties in the third quarter of 2001 related to the design and development of the MA V and MA TC product lines from the corresponding quarter in 2000. Additionally, outside consulting services and other costs related to product research and development increased by approximately $259,000 in the third quarter of 2001 compared to the third quarter of 2000. Approximately $224,000 of the remaining difference resulted from increased personnel costs.

     INTEREST AND OTHER, NET. Interest and other income for the quarter ended September 30, 2001 was $70,329, an increase of $317,848, or 128%, compared to interest and other expense of $247,519 for the corresponding period in 2000. This increase was primarily the result of approximately $306,000 of interest expense on loans and the amortization of note discount for the third quarter of 2000 for which no similar loan and notes were outstanding for the corresponding period in 2001. The Company’s primary source of interest and other income relates to interest earned on the Company’s cash balances.

     PROVISION FOR TAXES. The Company accrued $5,807 for a tax provision for the three months ended September 30, 2001 related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the three months ended September 30, 2001 and, therefore, no provision for U.S. income taxes is required.

     NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the quarter ended September 30, 2001 was $8,073,236, an increase of $2,131,273, or 36%, compared to $5,941,963 for the corresponding period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     REVENUE. The Company derives its revenue from product sales of its wearable computers and software, and from consulting services. Total revenue for the nine months ended September 30, 2001 was $6,613,198, a decrease of $440,515, or 6%, compared to $7,053,713 for the nine months ended September 30, 2000. Product revenue for the first nine months of 2001 was $3,836,434, a decrease of $829,373, or 18%, compared to $4,665,807 for the first nine months of 2000. The decrease in product revenue was attributable to sales of the Company’s hardware and software products, which decreased $327,776, or 9%, and $501,597, or 45%, from $3,548,903 and $1,116,904, respectively. The decrease in hardware sales resulted primarily from slightly lower volume as the Company emphasized new and enhanced product lines, the MA V and MA TC, which began shipping in volume in the latter part of the third quarter of 2001. Additionally, the Company’s current product line, the MA IV, was sold at a larger discount in the first nine months of 2001 than in the comparable period in 2000 in anticipation of the new product lines. The decrease in software sales was primarily the result of a $925,000 sale of one of the Company’s software products in the first nine months of 2000, for which a comparably sized order was not received in 2001. The Company’s consulting, licensing and other revenue during the first nine months of 2001 was $2,776,764, an increase of $388,858 or 16%, from revenue of $2,387,906 in the first nine months of 2000. This increase was the result of additional contract activity in the first nine months of 2001 compared with the corresponding period in 2000.

     COST OF SALES. Total cost of sales for the nine months ended September 30, 2001 was $5,820,147, a decrease of $208,690, or 3%, compared to $6,028,837 for the nine months ended September 30, 2000. Cost of sales for the first nine months of 2001 and 2000 include a provision for inventory and tooling of $1,149,020 and $1,000,000, respectively. The Company’s cost of its product sales for 2001 was $2,844,380, a decrease of $701,811, or 20%, from costs for 2000 of $3,546,191. This fluctuation was in line with the 18% decline in related product revenue. As a result, overall product gross margins remained consistent at 26% and 24% for 2001 and 2000, respectively. During these periods, the Company’s hardware gross margins were impacted by higher margin sales of the newly introduced MA V systems that were partially offset by lower margin sales on the older MA IV product line. The Company’s software margins remained consistent at 35% in 2001 and 36% in 2000. The Company’s cost of services from consulting, license and other revenue increased 23%, corresponding roughly to the increase in consulting, license and other revenue, resulting in gross margins of 34% in 2001 and 38% in 2000. This decrease resulted primarily from the mix of ongoing contracts and an increase in outside consulting costs on certain contracts.

     The Company introduced the MA V and MA TC product lines during the quarter ended September 30, 2001. The Company’s management believes that it can sell the inventory of its older MA IV product line at an amount approximating its current carrying value, which reflects certain reserves recorded during 2000 and 2001 to cover potential losses in selling the MA IV product line held in inventory, and related tooling, given the uncertainties created by the introduction of the new product lines. To determine the size of the reserve, management reviewed the carrying value of its MA IV inventory in light of the introduction of the new product lines. As a result of this review, it was determined that certain of the existing MA IV inventory would be slow-moving and also risked becoming obsolete. Based upon a specific review of the carrying costs for the MA IV inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. This analysis also took into account estimated price concessions which management believed would be necessary in disposing of this inventory. Management does not expect to record significant gains or losses upon the ultimate sale of the remaining MA IV inventory.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended September 30, 2001 were $11,977,407, an increase of $3,601,302 or 43%, compared to the nine months ended September 30, 2000. This increase is primarily a result of an approximate $1,567,000 increase in personnel and recruiting costs for sales and marketing staff related to the introduction of the new product lines. Additionally, outside marketing services, customer support, and collateral and promotional expenses increased approximately $789,000 from the third quarter of 2000 related to the release of the new product lines, efforts to increase brand awareness and the introduction of a new corporate logo. Included in these amounts were non-cash expenses of $217,781 and $921,140 for outside marketing services funded through the issuance of the Company’s equity securities during the comparable 2001 and 2000 periods, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2001 were $4,789,075, an increase of $353,045, or 8%, compared to $4,436,030, for the corresponding period in 2000. This increase was primarily the result of an increase in spending in the first quarter of 2001 to expand the Company’s infrastructure, including costs associated with new inventory and accounting information systems that were not capitalizable that were incurred in anticipation of increased sales transaction volume.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended September 30, 2001 were $6,723,476, an increase of $3,267,615, or 95%, compared to $3,455,861 for the corresponding period in 2000. This is primarily the result of an increase of approximately $1,771,000 in expenditures to third parties in the first nine months of 2001 related to the final design and development of the MA V and MA TC product lines from the corresponding period in 2000. Additionally, outside consulting services related to product research and development increased approximately $602,000 in the third quarter of 2001 compared to the third quarter of 2000. Approximately $491,000 of the remaining difference resulted from increased personnel costs. Increased activity related to other R&D activities was also reflected in the nine months ended September 30, 2001 when compared with the corresponding period in 2000.

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

     INTEREST AND OTHER, NET. Other income for the nine months ended September 30, 2001 was $253,722, an increase of $930,590, or 137%, compared to other expense of $676,868 for the corresponding period in 2000. This increase was primarily the result of approximately $900,000 of interest expense on loans and the amortization of note discount for the first nine months of 2000 for which no similar loan and notes were outstanding for the corresponding period in 2001. The Company’s primary source of interest and other income relates to interest earned on the Company’s cash balances.

     PROVISION FOR TAXES. The Company accrued $20,635 for a tax provision for the nine months ended September 30, 2001 related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the nine months ended September 30, 2001 and, therefore, no provision for U.S. income taxes is required.

     DIVIDEND ON PREFERRED STOCK. The Company accrued dividends at 5% per annum on the outstanding principal amount of its preferred stock. For the six months ended June 30, 2001, the amount of dividends accrued was $0, a decrease of $10,438, or 100%, compared for the same period of the prior year. All outstanding preferred stock was converted to common stock as of June 30, 2000.

     NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK. As a result of the factors described above, the net loss attributable to holders of common stock for the nine months ended September 30, 2001 was $22,463,820, an increase of $5,874,002, or 35%, compared to $16,589,818 for the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the IPO, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company has raised approximately $104,000,000 through its various financings from its inception through September 30, 2001.

     The Company’s significant financing activities for the nine months ended September 30, 2001 and for the year ended December 31, 2000 are summarized below.

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

     On July 31, 2001, the Company received gross proceeds of $4,000,000 through a private placement of 1,324,503 shares of its common stock to an investor. These shares were sold at $3.02 per share, representing a discount of approximately 10% to the closing price of the shares on the day preceding the finalization of negotiations between the Company and the investors. In connection with this private placement, the Company issued to the investor callable warrants to purchase 331,126 shares of its common stock at an exercise price of $4.53 per share. In connection with this placement, the Company also paid $120,000 in cash and issued callable warrants to purchase 39,735 shares of common stock with the same terms to a financial advisor.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company received gross proceeds of $130,285 and $1,547,011, respectively, and issued 53,738 and 662,724 shares, respectively, of its common stock related to these exercises.

     The Company has issued equity securities to certain consultants for services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $542,916 and $1,312,630 during the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. At September 30, 2001, an additional $317,448 was recorded as prepaid expenses that will be amortized over the remaining lives of the underlying service agreements.

     In connection with the Company’s financing and consulting agreements, the Company has issued warrants to purchase common stock. During the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company received gross proceeds of $1,818,406 and $8,274,975, respectively, and issued 731,471 and 2,077,700 shares, respectively, of its common stock related to exercises of these warrants. At September 30, 2001, the Company had warrants outstanding to purchase 5,270,754 shares of its common stock at prices that range from $2.00 to $18.00 per share, with a weighted average of $4.67 per share.

     The Company currently has a $3,000,000 credit line with IBM Finance to finance customer purchases upon presentation to the lender of certain documentation supporting the underlying sales. This credit line is secured by certain of the Company’s equipment, inventory and accounts receivable balances. Borrowings under the credit line accrue interest at up to the prime rate plus 2.75%, depending on certain specifics of the underlying sales being financed, such as the type of customer and the age of the accounts receivable balance. There are no borrowings on this facility as of September 30, 2001. Additionally, the Company is in continuing negotiations with IBM Finance to obtain a $3,000,000 revolving credit facility to replace the existing credit facility which will be secured by substantially all assets of the Company, excluding intellectual property, but there can be no assurance that this facility will be finalized.

     The Company is involved in routine legal and administrative proceedings and claims of various types. While any such proceeding or claim contains an element of uncertainty, management does not expect that they will have a material adverse effect on the Company’s results of operations or financial position.

     At September 30, 2001, the Company had commitments to purchase inventory, tooling and engineering and other services from its suppliers and manufacturers related to the design, manufacture and procurement of its hardware product lines. The Company is obligated to purchase certain components of the MA V system from IBM, including approximately 24,000 computing units (the “MA V CPUs”). The MA V CPUs are scheduled for purchase over an 18 month period following final acceptance by the Company, which acceptance is determined by a number of criteria including receipt of comprehensive product documentation and other customary deliverables. All criteria for acceptance had not been met at the time of this filing, but the Company expects that all criteria will be met in the fourth quarter of 2001. Subsequent to acceptance, the Company may cancel its purchase commitment by paying a cancellation fee in an amount not to exceed approximately $4,000,000 and that decreases in proportion to the number of MA V CPUs purchased over the contract period. In addition to the obligation related to the MA V CPUs, the Company has commitments to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors related to the MA V, MA TC, poma and future product lines. While the timing and amount of many of these shipments and services may be adjusted through the payment of cancellation fees or through contract negotiations, the total amount scheduled to be paid for such items by the Company during the remainder of 2001 and 2002 is estimated at between $45,000,000 and $50,000,000.

     The Company has incurred operating losses to date and expects such losses to continue in the near term as it expands its product development and marketing efforts. At September 30, 2001, the Company had an accumulated deficit of approximately $95,000,000. The achievement of profitability is primarily dependent upon the continued

development and commercial acceptance of the Company’s products, the successful management of the business and management’s ability to strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flows through 2002 and potentially thereafter.

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

     Management is currently exploring financing alternatives to supplement the Company’s cash position. Potential sources of additional financing include private equity offerings, strategic investments, strategic partnerships and various forms of debt financing. The Company also has a $3,000,000 borrowing facility with IBM Finance which allows for the funding of large orders through borrowings made at the time the Company receives a customer’s purchase order through the collection of the customer’s receivable. Additionally, the Company is in continuing negotiations with IBM Finance to obtain a $3,000,000 revolving credit facility to replace the existing facility which will be secured by substantially all assets of the Company, excluding intellectual property, but there can be no assurance that this facility will be finalized.

     If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and principal repayments and may be required to comply with financial covenants or other restrictions. The Company’s management believes that the combination of cash on hand, cash flows from operations, and outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements. Although the equity markets have remained depressed in recent months, management believes the Company will be successful in its efforts to obtain such additional financing, based both on its historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required but that such reduction would negatively impact progress on implementing the Company’s business plan. In addition, management would intend to renegotiate purchase commitments previously disclosed herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at September 30, 2001. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

     The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen, European Euro, and German Deutsche Mark. As of January 1, 2001 Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion on beginning retained earnings was a decrease of $151,123, which is included in foreign currency translation balance. Historically, the Company has not had significant realized gains or losses in transactions denominated in foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts. As international sales and operations increase, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency. For the three months and nine months ended September 30, 2001, the Company’s operations in Europe comprised 26.0% and 21.5% of its total revenue and 9.0% and 10.6% of its net loss compared to 21.9% and 18.4% of its total revenue and 3.5% and 5.6% of its net loss in the same periods for 2000. For the three months and nine months ended September 30, 2001, the Company’s operations in Asia comprised 3.5% and 4.4% of its total revenue and 3.5% and 7.6% of its net loss compared to 4.4% and 10.9% of its total revenue and 4.7% and 4.4% of its net loss in the same periods for 2000. At September 30, 2001, the Company’s assets in Europe and Asia comprised 17.0% and 4.5% of its total assets, compared to 7.7% and 20.4% of its total assets at September 30, 2000. According to published sources, the average fluctuation of the European Euro during the three and nine months ended September 30, 2001 was 4.9% and –5.0%; the average fluctuation of the German Deutsche Mark during the same periods in 2000 was –10.8% and –6.6%. The average fluctuation of the Japanese Yen during the three months and nine months ended September 30, 2001 was 2.6% and –5.7% compared to –5.0% and –4.6% for the same periods in 2000. Management believes that these fluctuations did not have a material impact on the Company’s results of operations for the three and nine months ended, September 30, 2001 and 2000 or financial position at September 30, 2001 and December 31, 2000.

INTEREST RATE SENSITIVITY

     As discussed in the “Liquidity and Capital Resources” section, the Company has historically entered into debt financings, has established a borrowing facility based on inventory and accounts receivable balances and is currently exploring various new financing alternatives, including debt financing. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and may be required to comply with financial covenants or other restrictions. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first three quarters of fiscal year 2001 was 8.83%, 8.17% and 7.67%, respectively and the average prime interest rate during the first three quarters of fiscal year 2000 was 8.67%, 8.92% and 9.11%, respectively, or a prime interest rate change at September 30 compared to the rate at the beginning of the fiscal year of –3.0% in 2001 and 1.0% in 2000, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2001 and 2000.

EURO CONVERSION

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion on beginning retained earnings was a decrease of $151,123, which is included in foreign currency translation balance. Issues that were addressed by the Company as a result of the introduction of the Euro included the conversion of information technology systems, reassessment of foreign currency exchange risk, negotiation and amendment of existing agreements and contracts, and processing of tax and accounting records. At September 30, 2001, the Company did not experience significant issues with the Euro conversion and the conversion did not have a material impact on the Company’s results of operations or financial position.

PART II — OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 31, 2001, the Company received gross proceeds of $4,000,000 through a private placement of 1,324,503 shares of its common stock to an investor. These shares were sold at $3.02 per share, representing an approximate 10% discount to the closing price of the shares on the day preceding the finalization of negotiations between the Company and the investors. In connection with this private placement, the Company issued to the investor callable warrants to purchase 331,126 shares of its common stock at an exercise price of $4.53 per share. In connection with this placement, the Company also paid $120,000 in cash and issued callable warrants to purchase 39,735 shares of common stock with the same terms to a financial advisor. The net proceeds of the sale were used for working capital of the Company. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

None.

B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarterly period ended September 30, 2001.

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