Form 10-K
period 2001-12-31
XYBERNAUT CORP
filed 2002-03-28
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-21013

Xybernaut Corporation

(Exact name of Registrant as specified in its charter)

DELAWARE	54-1799851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Fair Lakes Circle, Fairfax, VA	22033
(Address of principal executive offices)	(Zip Code)

(703) 631-6925

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under section 12(g) of the Exchange Act:     Common Stock, $0.01 par value

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

      State issuer’s revenues for its most recent fiscal year: $9,819,993

      The aggregate market value at March 21, 2002 of the Common Stock of the issuer, its only class of voting stock, was $111,288,212 of which $105,373,158 was held by non-affiliates, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System National Market on that date. Such market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

      The number of shares outstanding of the issuer’s Common Stock at March 21, 2002 was 65,851,013.

Documents Incorporated by Reference:     None

      Transitional Small Business Disclosure Format  Yes ☐  No ☒

PART I

Item 1. Business.

Introduction

      Xybernaut Corporation (the “Company”), a Delaware corporation originally incorporated in 1990, is engaged in the research, development, manufacture, marketing and sales of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (“XSI”). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). The Mobile Assistant®(“MA®”) series is the Company’s primary line of hardware products, with the Mobile Assistant IV (the “MA IV”), Mobile Assistant TC and the Mobile Assistant V currently available for the commercial markets. The poma™, a product line targeted at the light-commercial and near-consumer market, began shipping in the first quarter of 2002.

      The MA is a wearable personal computer (“PC”) which combines the speed, memory, processing, multimedia and communications capabilities of a desktop PC in a lightweight, user-supported unit with hands-free operation and simultaneous user mobility. The MA is a combination of hardware and software designed to be worn on the body to perform complex and time consuming tasks such as remote video teleconferencing, installation, maintenance, repair and inspection of complex technological and mechanical systems, retrieval and analysis of information from remote locations, and coordination of remote commercial and industrial activities, or military field operations.

      The MA and poma incorporate technologically advanced optional features such as real-time, two-way video and audio communications through radio frequency transmissions or cellular linkups, global positioning system tracking capabilities and access to information through intranets, the Internet and the World Wide Web. The head-mounted display (“HMD”) includes a two-way audio system and optional built-in video camera, and presents a desk-top quality color image that is equivalent to that of a desktop PC monitor at a distance of 18 inches. An optional light-weight, daylight readable, full color flat panel display (“FPD”), with an integrated digitizer, is offered for those users who may not need to be fully hands-free, may need to capture signatures or other forms-related data, or may need to share the displayed data with others. The lightweight body-worn computing unit is designed to allow operation in conditions in which conventional portable computers can not operate and is designed to run software applications designed for Microsoft®Windows®, as well as MS-DOS and LINUX.

      Through XSI, the Company provides a full line of software development and implementation services. XSI provides programming capabilities in a variety of advanced languages including Visual Basic and Visual C++, along with database experience in Microsoft SQL server, Oracle and Sybase. Telecommunication and information technology for asset management are also provided by XSI for computers, hubs, routers and data lines, along with asset management software for linear referenced assets including roads, railways, utility, and pipelines. XSI’s solutions have been developed for use with Windows, UNIX and Novell Netware.

      XSI offers the proprietary OPMIST asset management system that has been installed in over 200 sites worldwide at shipyards, utilities, manufacturers, Departments of Transportation (“DOTs”), military bases and railroads. Also offered by XSI is the Program and Project Management System (“PPMS”) solution that has been provided to several state DOTs. The PPMS is a fully integrated program, project and task management system designed by XSI in conjunction with state DOT organizations to help them manage their capital improvement programs. The PPMS is a total solution that includes commercial-off-the-shelf (“COTS”) project scheduling systems, such as Artemis, Primavera, OPX2 and Microsoft Project. By using the PPMS, state DOT organizations have the ability to model every project included in capital improvement programs.

      The Company’s executive and administrative offices are located at 12701 Fair Lakes Circle, Fairfax, Virginia 22033. Its telephone number is (703) 631-6925, and its e-mail address for investor inquiries is investorrel@xybernaut.com.

Forward-Looking Statements

      To keep investors informed of the Company’s future plans and objectives, this Annual Report on Form 10-K and other reports and statements issued by the Company and its officers from time to time contain certain statements concerning the Company’s future results, future performance, intentions, objectives, plans and expectations that are, or may be deemed to be, “forward-looking” statements. The Company’s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company’s actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to profit from its products and services as expected (see “Products and Product Development”), the Company’s ability to compete (see “Competition”), the Company’s ability to maintain superior technological capability, foreseeing changes and continuing to identify, develop and commercialize innovative and competitive products and services, the Company’s ability to penetrate different markets and successfully expand its revenue (see “Marketing and Sales”), the Company’s ability to attract and retain technologically qualified personnel, particularly in the areas of research and development (see “Employees”), and the Company’s ability to generate cash flow and obtain financing to support its operations and growth (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K).

Industry Overview

      During the past few years, there has been an increasing shift in the mobile market to provide computing and communications power in devices that can be worn or carried, the most notable examples of which are internet-enabled cell phones, Personal Digital Assistants (“PDAs”) and multi-function pagers. This shift in the hardware markets has been paralleled by an increasing move in commercial software and services to provide better information and control of a wide variety of processes, from manufacturing to maintenance to repair. On a consumer level, these devices offer access to specialized web sites that provide information useful to the consumer, such as stocks, market data, news, weather and sports.

      The Company believes that users looking for mobile computing and communications capabilities through cellular phones, pagers, PDAs, portable email devices, MP3 players, gaming devices and portable computers will increasingly demand that one device provide several of these capabilities rather than the many devices that are currently required. In addition, the increasing use of attached files to emails often means that a full-function computer is required to process these files, rather than a limited function computing device. The Company believes that its wearable PC products are uniquely suited to meet this demand, and that limited-capability or special-purpose devices will eventually be replaced by wearable PCs that provide consistent interfaces and full functionality whether they are used in an office, travel, home or automobile environment. The Company believes that the potential to develop a substantial market for its mobile computing and communication hardware and software products is demonstrated by the substantial historic and projected growth in many other types of mobile computing and communication devices, such as cell phones and PDAs.

      There has been an ongoing evolution to personalize the computer and move it physically closer to the user, from mainframes, to distributed systems, to desktops, to notebooks and now to wearable systems. The growth of wireless local area networks (“LANs”) in corporate markets allows the Company’s products to function as just another node on the network by running existing desktop applications wirelessly on a network with little to no modification.

      In conjunction with this personalization of hardware has come a personalization of software to provide users with the information they need to perform the task at hand and the expansion of Enterprise Resource Planning (“ERP”) systems that extend computing capabilities across an organization, not just within certain functions of the organization. A 1999 study on wearable computers by IDC, an independent market research firm, stated that over half of the workers at large U.S. companies do not work at a fixed location and do not have access to their company’s information technology as they move around. A December 2000 report by IDC estimates that the number of mobile workers in the U.S. will increase from over 40 million in 2001 to 55 million in 2004. Based on these reports and other independent findings from industry analysts such as Gartner Group, the Company believes that there are currently over 100 million mobile workers worldwide. In addition, Gartner Group estimates that by 2007, more than 60 percent of the European Union and U.S. population aged 15 to 50 will carry or wear a wireless computing and communications device at least six hours a day, and by 2010, more than 75 percent will do so. The Company believes that its products and services are ideally positioned to provide information access to this pool of workers, and allow such companies to leverage their existing investment in information technology to this other half of their workforce. Further, the Company believes that its products and services are also ideally suited to capture the growing consumer interest in mobile computing and communications devices.

Business Strategy

      The Company’s objective is to be the leading provider of hands-free mobile computing and communication systems, along with related solutions and software to enhance productivity in a wide variety of applications. To achieve this objective, the Company intends to pursue the following strategies:

      Grow Sales by Focusing on Defined Target Markets. The Company has identified a number of horizontal and vertical market segments (see “Markets”) that it intends to continue penetrating through its direct sales force, partners, and the effective use of value-added resellers (“VARs”), independent software vendors (“ISVs”) and distributor channels that demonstrate comprehensive market knowledge in their sectors. The Company believes that by combining the established customer base of partners, VARs, ISVs and distributors with the benefits provided by the Company’s products and services, sales can accelerate much faster than by using a direct sales force alone. Through the use of strategic partners, the Company intends to leverage internal marketing and sales resources to achieve more rapid foreign and domestic market penetration. The Company also intends to continue marketing to key national accounts in these target segments to build multiple reference accounts, expand sales within those segments, and to expand into other segments. These reference accounts will also provide the Company’s research and development organization with valuable direct feedback from customers for future product development.

      Leverage Core Competencies. The Company believes its core competencies, which have been developed since its inception, are the integration and adaptation of innovative computer and communications hardware and software technologies into hands-free, mobile computing and communications solutions that enhance end-user productivity. The Company will seek to expand applications for its technologies and to capitalize on the breadth of its expertise by developing new hardware and software products, or combining its products with technology available from third parties. Consistent with this strategy, the Company will continue to focus on the integration of hands-free mobile computing and communications hardware with software applications and hardware products from its partners or licensed, acquired or internally developed applications and products. To leverage these core competencies, the Company has established a number of strategic alliances and intends to continue to have its strategic partners play a significant role in executing the Company’s manufacturing, service, sales and marketing functions, under close coordination with Company management. The Company believes that this structure will allow the Company to expand its revenues without the need to add internal resources in direct proportion to increases in revenues.

      Develop and Strengthen Strategic Alliances. The Company has established and intends to continue to establish strategic alliances with world-class partners such as IBM and Hitachi to provide the execution capabilities required by the Company in such areas as product development, manufacturing, sales, distribution and marketing. The benefits that the Company receives from these associations include access to a larger potential customer base, complementary technologies, reduced capital investment through utilization of outside resources, and access to manufacturing expertise and efficiencies of world-class manufacturers. The Company will continue to pursue additional strategic associations, including joint ventures and partnering arrangements, to enhance its product offerings and expand its marketing activities.

      Pursue Acquisitions and Mergers. The Company is actively investigating potential mergers and acquisitions to add to its intellectual property, obtain access to enabling and complimentary technologies, and allow the Company to provide a broader range of goods and services to its customers. During 2000, the Company completed the acquisition of XSI.

      Strengthen Portfolio of Patents and Intellectual Property. The Company has developed a portfolio of over 700 patent applications granted or pending worldwide as the base of its intellectual property for wearable computing and communications and related software solutions (see “Intellectual Property”). The Company intends to continue building and strengthening this portfolio, which it considers to be one of its most significant assets and potential revenue sources.

      Utilize Licensing to Enhance Revenues. The Company intends to establish licenses with industry leaders to leverage this patent portfolio and to increase the size and number of markets from which the Company can realize revenues. During 2001, the Company established such a license with Hitachi and the Company is in active discussions with other companies regarding licensing.

      Provide Customized Software and Service Solutions for Diverse Customer Needs. Through XSI, the Company has in-house software and service evaluation, design and execution capabilities to complement its hardware capabilities. With XSI and its partners, the Company has expanded resources to continue acquiring, developing or licensing software that enables its customers to more rapidly create customized software applications to improve productivity with the MA, poma and conventional PCs.

      Maintain Technology Leadership. The Company is committed to achieving and maintaining technological superiority of its services, hardware and software through the continuous reassessment of product performance and the utilization and integration of state-of-the-art hardware and software technologies. The current MA and poma product lines, for example, are the result of the Company’s successful relationships with companies such as IBM, Sony Digital Products, Texas Instruments, Zykronix, Hitachi, Shimadzu, Toshiba, JAE and NEC all under the direction of, or in conjunction with, the Company’s staff.

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

Products and Product Development

      In order to address the market for body-worn mobile computing and communication systems, the Mobile Assistant series has been designed to provide hands-free wearable operation on a “when-needed, where-needed” basis. The hardware used in the MA series features:

•	Intel processors with up to 320 Megabytes (“MB”) of random access memory (“RAM”); an internal hard disk of up to 32 Gigabytes (“GB”); and provides complete desktop functionality with a complete array of USB, IEEE 1394 (Firewire), serial, parallel, monitor, keyboard, power and replicator ports.

•	PCMCIA (“PC Card”) and/or Compact Flash (“CF”) readers; a sealed enclosure to allow for use in a wide range of environmental conditions; hot-swappable lithium-ion battery and charger; and a built-in sound system for speech recognition and generation.

•	Head mounted and/or flat panel displays with a head-mounted camera to allow for real-time, two-way audio/video teleconferencing in full color at standard PC resolutions. The head-mounted display uses advanced optics to present an image to the user that is equivalent to a desktop PC monitor at a distance of 18 inches. The optional light-weight, daylight readable, full color FPD includes an integrated digitizer and allows for speech-activation through its built-in speaker and microphone.

•	Compatibility with Microsoft Windows, as well as DOS and LINUX.

      The hardware used in the poma features:

•	Hitachi SH-4 RISC processor with 230 MIPS throughput, 32 MB RAM, 32 MB ROM, USB port, headphone jack, integrated lithium ion battery in a compact design that weighs 310 grams (10.9 ounces)

•	Compact flash slot to provide for full wireless communications and internet capabilities

•	Windows CE operating system

•	Head mounted display with full-color standard PC resolutions

•	Instant on/off operation

      Full Functionality. The Company’s MA and poma are full function computing and communications devices that can be used with a wide range of peripherals, including portable CD-ROM readers, bar code readers, battery-operated printers, still and motion video cameras, global positioning technologies, cellular and radio frequency communications and interfaces for medical, test and sensor equipment.

      Hands-Free Control. From the origination of the concept for wearable computers, the Company has believed that hands-free control of the computer is essential to realizing the maximum benefits of wearable computing and communications. The most common method of hands-free control is speech recognition. The MA supports state-of-the-art speech recognition software to allow for hands-free operation using spoken commands in most commonly-used languages. The MA V product incorporates advanced digital signal processing (“DSP”) technology to provide enhanced speech recognition and wireless communications capabilities. The combination of voice recognition and body-worn displays provides the user of the MA with hands-free access to information and the ability to apply this information to operations and tasks with direct lines of sight and tactile access. User-independent speech generally requires little or no training and is ideal for command-and-control applications that operate the computer from menu-driven software. User-dependent speech systems generally require some training to provide for a wider usable vocabulary and the ability to offer dictation. The selection of which speech system to use is generally driven by the application requirements. In addition to speech control, the Company has included brain-wave activation, eye-tracking and motion-tracking in its patents as alternative approaches to speech for hands-free control.

      Product Development. The Company’s approach to development of wearable computer products is to internally establish functional requirements, specifications and design criteria, which are then taken to potential development partners under non-disclosure agreements to evaluate the ability of those partners to meet the Company’s development needs. The Company then selects the partner that best fits its specific needs. During the development process, the Company provides detailed project management and oversight. By outsourcing the detailed development of its wearable computer product line, the Company believes that it is better able to quickly adapt to changing markets and technology by working with partners with selected areas of expertise. Additionally, the Company is able to avoid the significant capital and operating costs needed to establish and maintain full state-of-the-art development facilities that would cover all of the various computing and communications issues related to its products. The Company is in discussions with a number of world-class technology companies regarding collaboration on future generations of wearable computers. The Company’s selection criteria for partners to develop its next-generation products will be based on pricing, the ability to provide reliable, advanced technology, production capacity, potential sales and marketing capabilities and reputation in the worldwide markets for technology products. While the MA product line has historically been targeted at commercial users, the Company intends to directly address segments of the consumer market in the future.

Marketing and Sales

  Markets

      In the consulting portion of its business, the Company provides project management, asset management and software development products and services to federal, state and local governments, and to the transportation, manufacturing, oil and gas and software markets.

      In the hardware portion of its business, the Company has divided its potential markets into two main horizontal segments that cover a number of industries and a number of industry-specific vertical segments that the Company believes have the potential for high rates of return on the deployment of the Company’s products. Each segment represents a significant portion of the mobile worldwide workforce, which the Company believes totals more than 100 million workers (see “Industry Overview”). Selected market segments are as follows (unless noted otherwise, data on U.S. workers is from the U.S. Census Bureau, Statistical Abstract of the United States: 2000):

•	Inspection, Maintenance and Repair: in the U.S., this segment includes approximately 11 million workers and has been the Company’s primary focus since its inception. The complexity of commercial and consumer products and the need to access a great deal of technical material to maintain and repair these products made this segment one of the first to look to wearable computers to assist users in diagnosing and repairing such products, which include aircraft, motor vehicles and heavy machinery. Applications include remote teleconferencing to obtain over the shoulder repair and maintenance guidance from experts around the world, the use of video clips to provide just-in-time training or refreshing, and automatic tabulation and transmission of inspection results without the need for manual input of data. Through the use of wearable computing devices, inspection, maintenance and repairs can be done more quickly, cheaply and effectively. For example, in the U.S., the annual cost of bridge inspections nationwide is estimated at $400 million and an independent study concluded that wearable computers could reduce that cost significantly.

•	Manufacturing: in the U.S., this segment includes approximately 21 million workers. Primary applications include mobile monitoring of manufacturing processes, logistics and materials management, precision measurement, and in-process inspection.

•	Telecommunications: the primary applications in this segment are for field service applications and include maintenance and repair of field assets. The Company has completed a pilot program with Bell Canada involving 19 field service technicians who wore the MA for full work shifts in order to establish returns on investment and to evaluate the MA for use in a wide variety of commercial and residential tasks. The Company also believes that its products will be well suited as delivery devices for the next generation of wireless communications services (often referred to as “2.5G” or “3G”).

•	Education: in the U.S., this segment includes approximately 11 million workers. Applications include facilities maintenance, field data collection and remote learning by linking mobile teachers, students and researchers on a real-time basis.

•	Utilities: the primary applications in this segment include maintenance, inspection and repair of field assets. The utility segment is characterized by high-dollar assets requiring significant maintenance and repair activities and the ability to readily determine the costs of downtime for these assets. One pilot program used the MA IV with a customized database to track equipment inventory during scheduled shutdowns of nuclear power plants. The results of this pilot showed savings of between a half and a full day in the inspection schedule. This translated into savings to the utility of over a quarter of a million dollars through the reduction in the amount of power that must be purchased during such a shutdown.

The New York Power Authority estimates that it spends 80% of its budget for maintenance operations for overhead transmission lines. These examples highlight the significant amount of resources required for maintenance and repair in this segment and the potential the Company believes exists for significant savings through the use of wearable computers to assist in these tasks.

•	Transportation: this segment is also characterized by high-dollar assets and the ability to readily determine the costs of downtime for these assets. This segment includes rail, truck, automobile and maritime transportation. There are over approximately 6 million workers in the U.S. involved in transportation.

•	Medical: in the U.S., this segment includes approximately 11.5 million workers and wearable applications range from field and remote diagnostics to inventory management. The Mobile Assistant is believed to present great potential in field medical operations by providing on-board and remote diagnostics, audio and/or video communication with doctors for emergency procedures, and transmission of locations for helicopter pickup through integrated global positioning systems. Another anticipated benefit of the Company’s hands-free mobile computing technologies is that fewer healthcare personnel will be needed to perform complex tasks. By providing remote delivery of medical information (“telemedicine”), the Company’s hands-free mobile computing and communications systems can become a key component within both managed care and telemedicine organizations, which are two key submarkets developing within the healthcare industry.

•	Media: the Mobile Assistant series allows for use of a head-mounted camera and wireless communications to allow real-time transmission of events and shows. This allowed remote access to the events and the ability to direct the Ford Motor Company’s Live-Bots to show under-hood views and provide additional information during international automotive shows. Both the Democratic and Republican national conventions in 2000 were covered in a similar manner by an independent news organization.

•	Government/ Military: the military has long been an early adopter of advanced weapons technologies and as a result, was one of the first sectors to experience problems with the ability of personnel to maintain, diagnose and repair the advanced technology employed in weapons and equipment. The downsizing of the United States military and related budget constraints during the mid to late 1990’s have compounded these problems. The Company believes that its wearable computing and communications devices are well suited for such complex military applications, which typically require a rugged and versatile device such as the MA.

•	Retail: according to the most current data available in the U.S. 1997 Economic Census, there were approximately 14 million workers in the U.S. involved in retail trade. Primary applications for the Company’s products include mobile checkout, inventory warehousing and counting, and facility maintenance and repair.

•	Aerospace: the manufacture and maintenance of aircraft requires precision production techniques and access to a large amount of technical data. For example, a Boeing 747 aircraft has approximately six million parts provided by over 16,000 suppliers that must be assembled to exacting standards. Each wing of the 747 weighs 28,000 pounds and must be precisely measured and fitted to these standards. According to the most current data available in the U.S. 1997 Economic Census, there were approximately 900,000 workers in the U.S. involved in the manufacture of aircraft. The Company believes that the need to move in and around an aircraft during construction and the complex nature of aircraft manufacture and maintenance make the Company’s products well suited for this market.

Marketing

      The market segments identified in the above “Markets” section were selected as the most promising segments in which the Company believes it can achieve productivity savings and rapid paybacks for customers through the use of its products and services.

      The Company has established pilot projects with customers that it considers to be the leaders within each identified segment. These pilots typically involve the purchase of a number of systems to be used in the customers’ operations to test the use of wearable computing systems and to establish the benefits derived from doing so. The Company intends to use these pilot projects to: provide detailed data on productivity improvements and returns on investment from the use of its products; obtain reference accounts for prospective customers; generate additional sales to each customer within the pilot-project; generate sales to additional customers within the segment; and use the benefits generated within that segment to position the product within the other segments.

      The Company has established a five level marketing and distribution strategy to maximize market penetration through the generation of revenues from the following channels:

•	Direct Company sales force: Targeting major accounts, such as Fortune 1000 companies, the purpose of the direct sales force is to sell wearable solutions directly to these targeted customers without the use of third parties. The direct sales force guides the customer through the initial testing and trial process. Once the products are accepted and established, the customer may be turned over to a channel partner, if appropriate, or may remain as a “house account.”

•	High-volume generic distributors: This channel is designed to be used when unit shipments expand significantly, particularly in the consumer markets. To date, sales through generic distributors have been relatively limited.

•	Value-Added Resellers (“VARs”): This channel also includes system integrators, partners and original equipment manufacturers (“OEM”). VARs typically have an expertise and set of relationships within one or more market segments and typically have a good understanding of their customer’s requirements and business operations. By using VARs to reach these end customers, we combine our products and services with those of the VAR for sale to the VAR’s established customers.

•	Telemarketing and e-commerce: This channel seeks to obtain revenues from existing and new customers by using our website or in response to direct telephone queries.

•	Licensing: We maintain a portfolio of over 700 worldwide issued and pending patents, along with technical know-how, that we believe will be a source of licensing revenues in the future.

      To position the Company within these identified segments and in the market for mobile computing as a whole, the Company is continuing a marketing program that includes participation in industry-specific trade shows, selected press coverage, and exhibitions at special events such as the annual International Conference on Wearable Computing.

      The Company also conducts periodic customer advisory meetings in which Company customers meet to share experiences, productivity results, and suggestions for the use of wearable computer applications, to provide the Company with feedback for product development enhancements, and to allow the Company to share its road map of market and product development.

      The Company has expanded its presence at the Waldorf Astoria Hotel in New York City to include approximately 50% of the Park Avenue frontage of the hotel as the IBS-Xybernaut Technology Center. Demonstration stations for vertical industries, along with an executive briefing center, will occupy approximately 2,500 square feet of prime space at this center.

  Sales and Backlog

      As of December 31, 2001, the Company had a negligible backlog of orders for its hardware products. Historically, most orders have been filled within a short period after the receipt of the order and management does not feel that backlog is an appropriate measure of demand at this time. The Company does not include blanket purchase orders in backlog until specific orders are received under these blanket purchase orders. Prior to shipment of the Company’s products, purchase orders are generally cancelable by the customers without penalty and are not binding upon the customer.

      As of December 31, 2001, the Company had a backlog of $3.9 million for its services business, primarily consisting of multi-year contracts that are in progress.

Key Suppliers

      The Company has entered into design, production, supply and support agreements with selected companies in the U.S., Europe and Asia for, and in support of, its products (see “Production”).

      Although the Company believes there are multiple sources for many hardware and software components, the Company depends heavily on its suppliers. While management believes that the Company could adapt to supply interruptions, such occurrences could necessitate changes in product design or assembly methods for the MA and cause the Company to experience temporary delays or interruptions in supply while such changes are incorporated. Further, because the order time for certain components is often lengthy, the Company could experience delays or interruptions in supply in the event the Company is required to find a new supplier for any of these components. Any disruptions in supply of necessary parts and components from the Company’s key suppliers could have a material adverse effect on the Company.

Production

      The Company has manufacturing agreements with Digital Logic in Geneva, Switzerland for the manufacture of the MA TC, with IBM for the manufacture of the MA V and Hitachi for the manufacture of the poma. Several companies, including Shimadzu, Olympus, MicroOptical and Microvision have separately produced head-mounted displays that are suitable for use with the Company’s products. The Company’s current flat panel displays are produced by IBM and Zykronix. Most of the internal parts used in the Mobile Assistant CPUs are existing PC components that are readily available from multiple vendors. By outsourcing the production of its wearable computer product line, the Company believes that it is better able to quickly adapt to changing markets and technology through the selection of production partners with different areas of expertise. Additionally, the Company is able to avoid the significant capital and operating costs needed to establish and maintain full state-of-the-art production facilities capable of producing all of the various computing and communications components.

Warranties

      For sales of its hardware products, the Company generally provides customers with warranty terms that are competitive with those for computing products of the local market in which the products are sold. In the U.S., the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the MA, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. The Company’s distribution partners are generally responsible for user and software support for channel sales. The Company currently provides call center support through a third party service firm.

      In certain instances, the Company offers extended warranties for up to two years beyond the standard one-year warranty. The Company is negotiating with its suppliers to offer similar warranties to the Company with similar terms to the extended warranties offered to the Company’s customers. In the event that the Company is not able to obtain such warranties from its suppliers, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past.

      Certain government contracts of XSI require that five to ten percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made.

Competition

      Several other companies are engaged in the manufacture and development of body-worn or hand-held computing and communications systems, which can also compete with the Mobile Assistant series, including CDI, ViA Inc., Texas Microsystems, Symbol, Raytheon, Panasonic and others. The Company believes that as the markets for mobile computing and communications converge, that its competitors will consist of these companies as well as companies that offer mobile computing devices with wireless communications capabilities and companies that offer wireless communications devices with computing capabilities. Companies with mobile computing devices that are adding wireless communications capabilities include Palm, Inc., Handspring, Compaq and Sony, and manufacturers of notebook and handheld computers such as Fujitsu, Mitsubishi, Toshiba, IBM, Compaq, and Sharp. Companies with wireless communications devices that offer computing capabilities include Samsung, Motorola, Nokia, and Ericsson. Competitors for the Company’s software and services includes Accenture, KPMG, Booze Allen Hamilton, Primavera, and Artemis. Many of the Company’s competitors are large domestic and foreign companies which possess far more resources than the Company and can be expected to compete vigorously with the Company. There can be no assurance that the Company will be able to compete successfully against its competitors, or competing products, or that the competitive pressures faced by the Company will not adversely affect its financial performance. However, the Company believes that the entry into the market for wearable PCs by reputable, large computer and communications manufacturers will accelerate the validation of the market for wearable PCs. In addition, the Company believes that its patent position puts the Company in a strong position to command royalties from such companies in the future.

Intellectual Property

      The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect its proprietary rights. The Company has entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, VARs, OEMs and actual and potential customers to limit access to and disclosure of its proprietary information. The Company has registered a number of trademarks and service marks on the Principal Register of the United States Patent and Trademark Office (“Patent Office”), including its Mobile Assistant and Xybernaut trademarks, and with the government patent and trademark offices in several other countries. In addition, the Company has a total of 64 patent applications filed in the U.S. Patent Office, of which 22 U.S. patents have been granted, and over 650 corresponding applications filed in over 26 countries outside the U.S., of which 46 patents have been granted, for a total of over 700 patent applications granted or pending worldwide. Of the patents granted in the U.S., 39 are utility patents that cover the concepts in the patents regardless of specific execution or design, and the remaining seven are design patents that cover a specific design of a product or its components. The Company believes that these patents are a valuable asset of the Company and will present significant opportunities for royalty revenues in the future. The most significant utility patents for the Company are described below. All inventions made by employees of the Company, including those described below, are assigned to the Company by agreement with the employee upon the initiation of employment with the Company. The Company retains full title to these patents regardless of the inventor’s employment status with the Company. The sections in quotations below are taken directly from the relevant patents. Complete detail on the patents can be found on the U.S. Patent Office website at http://www.uspto.gov, through a search by patent number or “Xybernaut”, for all patents other than 5,305,244, which was filed under “CPSI”, which was the prior name of the Company.

      U.S. Patent 5,305,244, “Hands-free, user-supported portable computers.” The application was made on April 6, 1992, the patent was issued on April 19, 1994 and expires in April 2011. This patent describes “A compact, self-contained computing apparatus is provided which is completely supported by a user for hands-free retrieval and display of information for the user.” This patent has been successfully upheld in two challenges to the validity of the patent (re-examination) at the US Patent and Trademark Office that were initiated by a competitor of the Company.

      U.S. Patent 5,844,824, “Hands-free portable computer and system.” The parent application was filed in the US Patent and Trademark Office on October 2, 1995, the patent was issued on December 1, 1998 and expires in May 2017. This patent describes “a body-worn, hands-free computer system. The system does not rely upon a keyboard input or activation apparatus but rather has various activation means all of which are hands-free. The system can be used with other systems, other system components and communication apparatus. Also, various components of the present system can be body worn or placed in a disconnected location if desired.”

      Specifically, this patent covers:

•	A number of hands-free activation means, including speech, eye-tracking, head tracking, arm tracking, muscle and brain-wave activation;

•	Wireless communications and computing, “wherein said computer apparatus has means for communicating and interacting with a communication means selected from the group consisting of cellular telephones, hard line telephones, infrared transceivers, two-way radio means and mixtures thereof;”

•	A variety of modes of operation, from having the display, computer and activation means in one housing worn by the user, to having a number of users with head-mounted displays with a wireless connection to a single computer to form a local area network for workgroups;

•	Wireless networking and internet access, “It goes without saying that the mobile computer of this invention may be interfaced with or used in connection with any desired computer local networks such as Novel, Banyan or Arcnet or wide area networks such as “Internet” or the like;”

•	Integrated voice/ data operation, “This [feature] allows for the passing of voice input signals from the apparatus of this invention through to the telephone system while maintaining voice-activated computer control of the telephone system. The interface may be integrated within the computer apparatus of this invention, attached to it during manufacture or user installed. This approach provides seamless switching between voice and data transmission and reception between one or more distant locations without distracting from the task being performed by the individual using the computer apparatus of the present invention;”

•	Different types of processor, “It will be appreciated by those of ordinary skill in the art that while an Intel 80386 or faster processor is preferred, any other central processor or microprocessor, either available presently or in the future, could be used;”

•	Different types of display technologies, “Those having ordinary skill in the art will appreciate that the display screen 110 and display screen driver module 214 can be implemented using any video technology either available presently or in the future;”

•	Virtual reality applications, “While the preferred display screen is a single screen positioned in front of the left or right eye, a binocular, head-mounted display (“HMD”) having two or more screens can be used. This can be immersive (all top and side visions obscured so that the user can only see the images on the screens) or as part of the user’s vision so that the user can look over or under the displays. Such devices have utility in the new technology of virtual reality or where stereoscopic viewing is needed to relate to the displayed information;”

•	Full video capabilities, including remote teleconferencing: “Video Camera 273 contains a miniature video camera capable of high resolution output. The camera may be monochrome or color capable producing conventional NTSC television signals or higher resolution scans as required by a specific application. Video Interface Module 274 contains circuits for video frame or motion capture, enhancement, compression and output to the computer Bus 253;” and

•	Medical and handicapped use, “Medical Device Controller 275 contains any one of many specialized medical devices designed to perform medical procedures or patient therapy. Such devices include muscle stimulators, bed positioning control, emergency call device and any of various medical units that would perform activities or sense and monitor a patient’s bodily status and function for the patient in a hands-free environment.”

      U.S. Patent 5,948,047, “Detachable computer structure.” The original application was made on August 29, 1996, the patent was issued on September 7, 1999 and expires August 2016. U.S. Patent 5,999,952, “Core computer unit.” The original application was made on January 20, 1998, the patent was issued on December 7, 1999 and expires in January 2018. U.S. Patent 6,029,183, “Transferable core computer”. The original application was made on August 15, 1997, the patent was issued on February 22, 2000 and expires August 2018. These three issued patents, and others pending, cover various aspects of what the Company calls “core computing”, or the use of a small device about the size of a current PDA that contains a processor, non-volatile storage and other components that docks into various enclosures such as a notebook, desktop, airplane seatback, wearable computing/communicating device or automobile. This core computer allows the user to always have his or her preferred operating system, graphical user interface, applications software and data available in almost any environment without the need to synchronize these items among multiple computers in multiple locations. For example, whether the user is answering email at home, in the office, in a car or while walking around, the same email settings, wireless communication settings, address book, past emails and email strings would be available in each of these environments. A field technician would be able to keep current technical information, communication settings, daily work logging, etc., available whether the technician was on top of a telephone pole, in a service truck, in the office, or at home.

      The Company believes that users will increasingly demand a single device to handle their range of computing, communications, and task needs such as schedules, telephone numbers, or to-do lists, rather than having separate PDAs, notebook computers, cellular telephones, pagers, etc., to handle these functions. By separating the computing functions from the input and output functions, the core computing concept allows for standard cores to be mass-produced at a low cost, and allows the functionality of the enclosure to be tailored to the environment, applications requirements and the desired price level. The rate of obsolescence is substantially higher for the elements within the core, namely the processor and the nonvolatile storage, than for the input/output devices, such as monitors, CD-ROMs, keyboards, and modems. This approach allows the user to upgrade the processor and storage capabilities of the computer without having to replace other functions typically integrated within a desktop or a laptop computer today. In this matter, the core computer becomes a truly “personal computer” for the user.

      The Company believes that initially the core computer will interface with the enclosures by means of physical contact. Eventually, the Company believes that the interface with the enclosures and the user’s environment will be done by radio frequency signals, such as those proposed for the Bluetooth wireless standard developed to connect computing devices. Management believes that these developments position the Company with the products and intellectual property to be at the forefront of the pervasive computing and communications movement, in which the users have the ability to constantly interact with their environment and represents the complete convergence of communications and computing capabilities.

      For example, travelers could insert their core computer into an enclosure in the bed stand of their hotel room upon arrival. The core would then interact with the hotel computer so the room can be set to the preferred temperature setting, order room service, and arrange for a wake-up call. In addition, the room computer could ask if the traveler wanted the next day’s plane reservations confirmed, then check the airline’s web site to confirm the flight and the traveler’s reservations. The core could then obtain directions to the locations of scheduled meetings in the area and interact with the hotel computer system to provide a list of recommended restaurants, entertainment events, or sporting events for the traveler. The traveler might then take the core in a rented enclosure with an integrated global positioning system and take a guided tour of the city, directing the traveler to the location of preferred restaurants or entertainment events, provide history or background, or allow the traveler to view listings of companies within the city, sorted by various criteria, to develop potential list of sales prospects.

      In this pervasive computing concept, the Company believes that users will demand a consistent interface regardless of whether the user is computing, communicating, or interacting with the environment. The various interfaces, settings, and limits on Web sites or graphical content that are required by the variety of devices on the market today present a hindrance to use as the user must constantly adjust settings for the different environments, or carry multiple devices to handle different situations. The Company believes that the wearable and core concepts alleviate this problem by providing a single device that can be used to accommodate all of the user’s requirements.

      Notwithstanding the foregoing, there can be no assurance that the Company’s pending patent applications will issue as patents, that any issued patent will provide the Company with significant competitive advantages or that challenges will not be instituted against the validity or enforceability of any patent held by the Company. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial. There also can be no assurance that others will not independently develop similar or more advanced products, design patentable alternatives to the Company’s products or duplicate the Company’s trade secrets. The Company may in some cases be required to obtain licenses from third-parties or to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality agreements with its employees and consultants. The Company has implemented a trade secret management program to further protect the Company’s trade secrets and proprietary information. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not be breached by employees or consultants or that the Company’s trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. The Company intends to take any and all appropriate measures, including legal action, necessary to maintain and enforce its rights under the patents held by the Company and to recover any damages suffered as a result of any alleged infringement.

Employees and Consultants

      As of December 31, 2001, the Company had 145 full-time and 15 part-time employees, and had consulting arrangements with eight individuals or firms for advice and assistance on selected technical and business matters. Of the Company’s full-time employees, eight are executive officers, 35 are technical and administrative support employees, 21 are engaged in research and development, and 81 are engaged in consulting services, sales, marketing and customer service. None of the Company’s employees are represented by a labor organization and management believes that the Company’s relations with its employees are good.

Item 2. Properties

      The Company’s U.S. headquarters are 19,500 square feet of office and development space located at 12701 Fair Lakes Circle, Fairfax, Virginia. The Company’s lease is for a five-year term expiring September 30, 2003 and requires monthly rent of $42,800.

      XSI’s facility consists of 5,000 square feet of office space located at 8618 Westwood Center Drive, Vienna, Virginia. The Company’s lease is for a 7-year term expiring December 31, 2005 and requires monthly rent of $13,200.

      To minimize lodging expenses related to visiting consultants and visiting or relocating employees, the Company leases four apartments in Fairfax, Virginia with aggregate monthly rental costs of $6,000. Management believes that the cost of these apartments is less than what would be incurred if these visitors stayed in hotels.

      The Company’s European facility consists of 2,180 square feet of office space located at the SBS Software Center, Otto Lilienthal Strasse 36, D-71034 Boeblingen, Germany. The Company’s lease is for a two-and-a-half-year term expiring on June 30, 2004. The lease requires monthly rent of $2,000.

      The Company’s Asian facility consists of 2,900 square feet of office space located at Urbansquare, 1-1 Sakae-cho Kanagawa-ka, Yokohama, Japan. The Company’s lease is for a two-year term expiring December 31, 2003. The lease requires monthly rent of $8,100.

Item 3.	Legal Proceedings

      The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      On July 18, 1996, the Company completed its initial public offering. The Company’s common stock, representing its only current class of publicly traded equity securities, trades on the NASDAQ National Market under the ticker “XYBR.”

      On November 15, 2001, the Company received gross proceeds of $9,250,000 through the private placement of 5,441,175 shares of its common stock to several investors. In connection with this private placement, the Company issued callable warrants to purchase 1,360,294 shares of its common stock at an exercise price of $2.55 per share. The Company also paid $266,131 in cash and issued callable warrants to purchase 61,765 shares of common stock with the same terms to a financial advisor and a finder.

      As of December 31, 2001, there were over 56,000 shareholders of the Company’s common stock. There have been no cash dividends paid on the Company’s common stock to date and the Company does not anticipate the payment of dividends in the foreseeable future.

      The table below sets forth the high and low closing prices of the Company’s common stock in dollars per share by quarter, for the years ended December 31, 2001 and 2000, as reported in published financial sources. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock

	High	Low

1st Quarter 2000	$23.38	$5.56

2nd Quarter 2000	$15.44	$7.44

3rd Quarter 2000	$10.75	$5.69

4th Quarter 2000	$6.63	$1.22

1st Quarter 2001	$4.16	$1.99

2nd Quarter 2001	$5.46	$1.97

3rd Quarter 2001	$4.34	$1.84

4th Quarter 2001	$2.89	$1.91

Item 6.  Selected Financial Data

	2001	2000	1999	1998	1997

Total revenue	$9,819,993	$9,504,891	$8,352,774	$5,447,370	$2,581,811

Net loss	$(32,199,579)	$(24,185,222)	$(16,697,413)	$(13,001,338)	$(10,051,757)

Net loss per common share	$(0.63)	$(0.63)	$(0.76)	$(0.77)	$(0.81)

Total assets	$17,691,026	$20,242,682	$12,870,679	$7,049,010	$6,129,478

Long-term obligations	$—	$—	$—	$713,141	$841,065

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Xybernaut Corporation, a Delaware corporation (“Xybernaut” or the “Company”), is engaged in the research, development and commercialization of mobile, wearable computing and communication systems along with software and service solutions designed to enhance productivity, improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (“XSI”). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany).

      The Company was formed in 1990 and completed its initial public offering (“IPO”) on July 18, 1996. On April 7, 2000, Xybernaut acquired XSI, formerly known as Selfware, Inc., a company that provides software and services solutions. The merger was accounted for as a pooling of interests.

      All financial data of the Company, including Xybernaut’s previously issued operations for the periods presented in this Form 10-K, have been restated to include the historical financial information of XSI. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S.), Xybernaut Development Corporation (Virginia, U.S.), Xybernaut K.K. (Yokohama, Japan), and Xybernaut GmbH (Boeblingen, Germany). All significant intercompany accounts and transactions have been eliminated in the consolidation.

      The Mobile Assistant® (“MA®”)series is the Company’s primary wearable computer hardware product line, with the Mobile Assistant IV (the “MA IV”), MA V and MA TC currently available. Since its introduction in December 1998, the Company has realized revenue of over $10,000,000 on sales of approximately 2,000 units of the MA IV, the Company’s prior model, through December 31, 2001. The Company began shipping the poma™, a wearable computer targeted at the light-commercial and near-consumer markets, during the first quarter of 2002. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property.

      A number of trends are expected to have a significant effect on the Company’s operations in the future. During 2001, many of the Company’s large customers deferred or delayed anticipated purchases of Company products because of uncertain economic conditions. If those conditions worsen, it is possible that more potential customers will defer or delay purchases, which would have an adverse effect on Company operations. While the Company expects general economic conditions to improve beginning in the second quarter of 2002, there can be no assurance that this expectation will be realized.

      Beginning with the widespread use of the internet on desktop computers, there has been an increasing demand for mobile computing and wireless communications devices that can bring this desktop internet experience to mobile users. The rapid growth of internet-enabled cell phones, PDAs, interactive pagers and the like result in a growing number of devices that cater to the mobile data user and which may compete with the Company’s products and which may also present opportunities for licensing.

      The Company believes that sales of its wearable computers will rely to a great extent on the availability of wireless broadband services that can take advantage of the processing power and display capabilities of the Company’s hardware products. Wireless LANs are now well established in the commercial markets for providing broadband capabilities in limited-range applications such as warehouses, factory floors, flightline operations and the like. However, widerange wireless access, commonly referred to as 2.5G or 3G, is not established at this time, but is expected in the near future. The Company believes that the consumer markets will require such wireless broadband access to fully develop.

Critical Accounting Policies

      In accounting for the financial results of the Company’s operations, management employs several critical accounting methods and policies and makes estimates and assumptions which materially affect the manner in which such results are presented. The Company’s critical accounting policies are as follows:

      Inventory and Tooling. Inventory consists primarily of wearable computer component parts held for resale and allocated tooling costs, and is primarily comprised of finished goods. The capitalized tooling asset consists of payments made to third-party vendors for their products and services that are used in the manufacture of the Company’s proprietary hardware products.

      Periodically, the Company records charges and reserves against its inventory and tooling asset balances. To determine the sizes of the charges and reserves to record, if any, management reviews the carrying value of its inventory and tooling in light of the introduction of new and competing product lines, its ability to sell the quantities of inventory on hand and the sales prices it ultimately expects to achieve. This analysis takes into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. As a result of this review, it may be determined that certain of the Company’s inventory is slow-moving, risks becoming obsolete or may likely be sold at below historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimates the quantity of each inventory item that the Company expects to be able to sell and, if appropriate, quantifies inventory amounts that may not be recoverable. Subsequent to recording such charges and reserves, if any, management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

      This review is based on a number of assumptions and estimates made by management, including but not limited to those related to the introduction of new product lines, the Company’s ability to sell the quantities of inventory on hand, the net sales price the Company ultimately expects to achieve, the introduction of competing products, customer demand and general economic conditions. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company.

      The capitalized tooling asset is systematically allocated to inventory and property and equipment and is amortized as a component of cost of sales or depreciation based upon the number of units sold or used as demonstration units in a given period compared to the total number of units management expects to make in a product’s production run. Management’s expectation of the number of units to be made during a given product’s production run is based on a number of assumptions and estimates, including but not limited to those related to the introduction of new product lines, the Company’s ability to procure and sell the quantities of inventory, the introduction of competing products, customer demand and general economic conditions. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company.

      Patents. The Company capitalizes legal fees, filing fees and other direct costs incurred to obtain patents and trademarks. These costs are amortized over a five-year period. The costs of maintaining patents are expensed as incurred. Whenever events or changes in circumstances occur that indicate that there is the potential for the impairment of the carrying values of these patent assets, management performs an analysis to determine the recoverability of the asset’s carrying value. As a result of such analysis, management may reserve against or write down the carrying value of the patent asset.

      This review is based on a number of assumptions and estimates made by management, including but not limited to those related to the outcome of potential litigation against competitors who may infringe on the Company’s patents, the outcome of potential litigation brought against the Company related to infringement of another company’s patents, impairment of trade secrets and know-how and the Company’s intentions to use a given patent in the future. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company.

      Warranties for Hardware Product Sales. For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the MA and poma product lines, including the computing units, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. In certain instances, the Company offers extended warranties for up to two years beyond the standard one-year warranty. The Company is in negotiations with its suppliers to offer similar warranties to the Company to back up the extended warranties offered to the Company’s customers. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. This warranty expense is recorded based on the expected costs to be incurred by the Company above and beyond the warranty provisions provided to the Company by its vendors.

      The expense is recorded by management using a number of assumptions and estimates, including but not limited to those related to estimates for future warranty claims based on reviews of historical warranty experience as well as other general and customer-specific factors, industry warranty trends, intended uses by customers, successful negotiation of extended warranty coverage from the Company’s vendors and continued warranty support from vendors. Additionally, because of the recent introduction of the MA V, MA TC and poma product lines, the Company only has limited historical data on which to forecast future warranty claims. To the extent that actual future event are different from the assumptions and estimates used by management, additional warranty expenses may be recorded by the Company.

      Revenue Recognition on Fixed Price Contracts. The Company recognizes revenue from long-term service contracts in accordance with Accounting Research Bulletin No. 45, “Long-Term Construction Type Contracts,” using the relevant guidance in Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as determined by the terms and conditions of the Company’s various consulting contracts with its customers. Revenue is recognized in fixed price contracts based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete.

      Historically, the Company has not recorded losses related to its fixed price contracts. However, in the event that the costs to complete increase, or are anticipated to increase, to a level that will result in a negative gross margin to the Company, a loss is recognized in the period that this determination is made. Possible events that could cause the total estimated costs to complete a project to change include, but are not limited to, the occurrence of unanticipated complications, technical or otherwise, changes to a client’s requirements, general inefficiencies in the management of the engagement, a change in key personnel or the cost of personnel.

Results of Operations

      The following table sets forth certain consolidated financial data as a percentage of revenues for the years ended December 31, 2001, 2000 and 1999.

	December 31,

	2001	2000	1999

Revenue	100.0%	100.0%	100.0%

Cost of sales	70.3	74.5	71.8

Provision for inventory and tooling	18.6	15.8	1.4

Gross margin	11.1	9.7	26.8

Operating expenses:

Sales & marketing	180.7	120.8	114.9

General & administrative	64.3	63.8	82.7

Research & development	97.2	62.4	29.4

Merger costs	0.0	6.5	0.0

Total operating expenses	342.2	253.5	227.0

Interest and other	3.2	(10.7)	0.3

Net loss	(327.9)	(254.5)	(199.9)

Provisions for preferred stock	0.0	0.1	21.8

Net loss applicable to holders of common stock	(327.9)%	(254.6)%	(221.7)%

Years Ended December 31, 2001 and December 31, 2000

      Revenue. The Company derives its revenue from product sales of its wearable computers, software, and from consulting services. Total revenue for the year ended December 31, 2001 was $9,819,993, an increase of $315,102, or 3%, compared to $9,504,891 for the year ended December 31, 2000. Product revenue for 2001 was $5,906,402, a decrease of $195,173, or 3%, compared to $6,101,575 for 2000. Sales from the Company’s wearable computer products increased from $4,886,565 in 2000 to $5,227,502 in 2001, representing a $340,937, or 7%, increase. This increase resulted from the introduction of the MA V and MA TC product lines in the second half of 2001. Offsetting this increase in wearable computer sales was a decrease in software revenue from $1,215,010 in 2000 to $678,900 in 2001, representing a $536,110, or 44%, decrease. This decrease related to a single $925,000 sale in 2000 for which no similarly large transaction occurred in 2001. The Company’s consulting, licensing and other revenue during 2001 was $3,913,591, an increase of $510,275, or 15%, from 2000 revenue of $3,403,316. This increase resulted primarily from revenues realized in 2001 from a large multi-year consulting contract. Since this contract commenced in mid-2000, comparable billings were only realized for approximately half of the prior year.

      Cost of Sales. The Company’s cost of sales include the costs of components for the Company’s wearable computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales, excluding inventory and tooling reserve charges, for the year ended December 31, 2001 was $6,901,150, a decrease of $177,914, or 3%, compared to $7,079,064 for the year ended December 31, 2000. This decrease was primarily the result of a $676,332, or 14%, decrease in product cost of sales from $4,990,348 in 2000 to $4,314,016 in 2001. The cost of sales related to the Company’s wearable computer products decreased $247,970, or 6%, from 2000 to 2001, due primarily to licensing fees incurred during 2000 for software used with the Company’s earlier-generation product line, the MA IV, which were not incurred in 2001. Additionally, the cost of sales for software decreased $428,362, or 52%, from 2000 to 2001 which corresponds generally to the decrease in software revenue. Overall gross margins before reserves were 30% and 26% for 2001 and 2000, respectively. The Company’s gross margin from its product sales increased to 27% in 2001 from 18% in 2000, resulting primarily from higher margins on sales of the Company’s new wearable computer product lines introduced in 2001, along with decreased licensing fees. Additionally, software margins increased to 42% in 2001 from 32% in 2000. The increase in software margins relates primarily to an increase in software maintenance revenue in 2001 when compared to 2000. The Company’s cost of services related to consulting, licensing and other revenue increased $498,418, or 24%, from $2,088,716 in 2000 to $2,587,134 in 2001. The Company’s gross margin from its consulting, licensing and other services decreased to 34% in 2001 from 39% in 2000. These changes resulted primarily from an increase in labor and sub-contractor costs in 2001 when compared with 2000. Overall gross margins, including inventory and tooling charges, were 11% and 10% for 2001 and 2000, respectively.

      The Company recorded provisions of $1,829,234 in 2001 and $1,500,000 in 2000 related to its wearable computer product lines. Of these charges, $802,935 and $1,500,000 were recorded during 2001 and 2000, respectively, to reduce the net carrying value of inventory and tooling associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines. In 2001, a charge of $885,019 was recorded to reflect management’s estimate of losses to be incurred on shipments of the initial production run of the poma product line. To position the poma in the price-sensitive light commercial and near-consumer markets, the Company expects to sell the limited first production run of the poma systems at prices that are less than their initial production costs. The Company intends to pursue cost reductions for future production runs of the poma, along with bundling services with the product sale, to generate industry-standard margins from the poma. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contracts were entered into. Because the inventory had not been received by the company as of December 31, 2001, and is therefore not recorded as an asset, this charge was recorded as an accrued liability which will be reduced as poma inventory shipments are received during 2002. The remaining $141,280 charge recorded in 2001 related to a bulk purchase of hard disk drives that the Company made in connection with the MA V product line which were later replaced with higher-capacity disk drives. Management expects to sell these disk drives in bulk and management has recorded a reserve against these disk drives based upon the estimated realizable value.

      The Company’s management believes that it can sell the MA IV, poma and component inventory at amounts that approximate current net carrying values, which have been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of the new product lines, its ability to sell the quantities of inventory on hand and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. As a result of this review, it was determined that certain of the Company’s inventory is slow-moving, risked becoming obsolete or will likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. Management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

      Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2001 were $17,737,278, an increase of $6,256,466, or 54%, compared to $11,480,812, for the year ended December 31, 2000. The increase was the result of efforts to market and sell the Company’s new wearable computer product lines in 2001. These efforts included an increase of approximately $3,400,000 in personnel costs related to its sales, marketing and business development functions. Additionally, expenditures relating to outside marketing services, including those incurred for a new logo and collateral literature, trade shows and conferences increased by approximately $1,100,000 in 2001 from 2000. The Company recorded $265,398 and $1,254,008 of non-cash expenses during 2001 and 2000, respectively, for outside marketing services which were paid through the issuance of the Company’s equity securities.

      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2001 were $6,318,044, an increase of $252,803, or 4%, compared to $6,065,241 for the year ended December 31, 2000. This increase was primarily the result of an increase in personnel costs.

      Research and Development Expenses. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services. Research and development expense for the year ended December 31, 2001 was $9,548,745, an increase of $3,622,908 or 61%, compared to $5,925,837 for the year ended December 31, 2000. This was principally the result of increases of approximately $1,728,000 in third-party expenditures made during 2001 over 2000 levels related to the research and design of wearable computers and peripherals, $571,000 in personnel costs and $836,000 in outside research services related to wearable technology, including hardware and software development, product testing and evaluation.

      Merger Costs. Merger expenses were $621,048 for 2000. These non-recurring expenses related to the Company’s April 2000 merger with XSI, for which no comparable expenses were recorded in 2001. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal and accounting services, and $168,365 in charges to conform XSI’s accounting policies to those of the Company.

      Interest and Other, Net. Net interest income and other income for the year ended December 31, 2001 were $340,719, a decrease in expense of $1,321,362, compared to expense of $980,643 for the year ended December 31, 2000. This increase was the result of approximately $1,267,000 of interest expense and the amortization of note discounts related to certain loans that the Company received during 2000. The Company did not have significant borrowings during 2001.

      Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2001 was $25,840, a decrease of $11,628, compared to the income tax provision of $37,468 for the year ended December 31, 2000. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

      Provision for Preferred Stock Dividends. The Company accrued dividends at 5% per year on the outstanding principal amount of its preferred stock during the year ended December 31, 2000. As of that date, all outstanding preferred stock had been fully converted into common stock. Therefore, for the year ended December 31, 2001, there was no provision for dividends, a decrease of $10,438, or 100%, from the $10,438 recorded in 2000.

      Net Loss Applicable to Holders of Common Stock. As a result of the factors described above, the net loss applicable to holders of common stock for the year ended December 31, 2001 was $32,199,579, an increase of $8,003,919 or 33%, compared to $24,195,660 for the year ended December 31, 2000.

Years Ended December 31, 2000 and December 31, 1999

      Revenue. The Company derives its revenue from product sales of its wearable computers, software, and from consulting services. Total revenue for the year ended December 31, 2000 was $9,504,891, an increase of $1,152,117, or 14%, compared to $8,352,774 for the year ended December 31, 1999. Product revenue for 2000 was $6,101,575, an increase of $1,608,217, or 36%, compared to $4,493,358 for 1999. The increase in product revenue resulted from the $1,584,666, or 48%, increase in sales of the Company’s wearable computer products to $4,886,565 during 2000 from $3,301,899 during 1999. This increase was primarily the result of a $1,008,547 increase in European revenues, related to increased unit shipments as well as a sale of approximately $800,000 to one U.S. customer in 2000, for which a comparably sized order was not recorded in 1999. The Company maintained consistent software product revenue of $1,215,010 for 2000 versus $1,191,459 for 1999. The Company’s consulting, licensing and other revenue during 2000 was $3,403,316, a decrease of $456,100 or 12%, from 1999 revenue of $3,859,416. This decrease resulted primarily from one large multi-year consulting contract for which the first phase was substantially completed in 1999 resulting in significant revenues, while the second phase was not started until late in 2000.

      Cost of Sales. The Company’s cost of sales include the costs of components for the Company’s wearable computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales, excluding inventory and tooling reserve charges, for the year ended December 31, 2000 was $7,079,064, an increase of

$1,081,443, or 18%, compared to $5,997,621 for the year ended December 31, 1999. This increase corresponded with the increase in total revenues for the same period, resulting in overall gross margins before reserves of 26% and 28% during 2000 and 1999, respectively. The Company’s gross margin from its product sales decreased to 18% in 2000 from 25% in 1999, resulting primarily from high margins on Year 2000 software compliance products sold during 1999. The Company’s gross margin on hardware sales remained consistent from 1999 to 2000. The Company’s gross margin from its consulting, licensing and other services increased to 39% in 2000 from 32% in 1999, primarily as the result of work performed during 1999 on a large contract that had lower gross margins than the Company usually realizes. During 2000, the Company announced the introduction of the MA V and MA TC systems, both of which were introduced during 2001. The Company’s management believed that it could sell the existing MA IV inventory at an amount approximating its then current carrying value. This carrying value reflected a $1,500,000 charge recorded during 2000 to establish a reserve to cover potential losses in selling the current product line held in inventory and related tooling, given the uncertainties created by the introduction of these new products. To determine the size of the charge to record in 2000, management reviewed the carrying value of its MA IV inventory in light of the introduction of the new product lines. As a result of this review, it was determined that certain of the existing MA IV inventory was slow-moving and also risked becoming obsolete. Based upon a specific review of the carrying costs for the MA IV inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. This analysis also took into account estimated price concessions which management believed would be necessary in disposing of this inventory. Management does not expect to record significant profits or losses upon the ultimate sale of the remaining MA IV inventory. In the comparable 1999 period, a $120,000 charge was recorded. The Company’s total gross margins, after inventory reserves, were 10% and 27% during 2000 and 1999, respectively.

      Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2000 were $11,480,812, an increase of $1,887,193, or 20%, compared to $9,593,619 for the year ended December 31, 1999. The increase was the result of continued efforts that achieved a 48% growth in sales of the Company’s wearable computer product during 2000. These efforts included an increase of approximately $1,500,000 in personnel costs in hardware sales and business development functions. Additionally, expenditures relating to outside marketing services, trade shows and conferences increased by approximately $420,000 in 2000 from 1999. The Company recorded $1,254,008 and $41,772 of non-cash expenses during 2000 and 1999, respectively, for outside marketing services which were paid through the issuance of the Company’s equity securities.

      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2000 were $6,065,241, a decrease of $842,201, or 12%, compared to $6,907,442 for the year ended December 31, 1999. This decrease was primarily the result of approximately $985,751 in legal and settlement expenses related to two lawsuits that were recorded during 1999 for which no significant comparable expenses were recorded during 2000.

      Research and Development Expenses. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide development services. Research and development expense for the year ended December 31, 2000 was $5,925,837, an increase of $3,463,085 or 141%, compared to $2,462,752 for the year ended December 31, 1999. The increase was principally the result of approximately $3,500,000 in third-party expenditures made during 2000 related to the introduction of the MA V and MA TC products and a line of daylight readable flat panel displays. The 1999 expenses related to hardware and software improvements for the MA IV product line.

      Merger Costs. Merger expenses were $621,048 for 2000. These non-recurring expenses related to the Company’s April 2000 merger with XSI, for which no comparable expenses were recorded in 1999. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal and accounting services, and $168,365 in charges to conform XSI’s accounting policies to those of the Company.

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

      Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2000 was $37,468, a decrease of $41,066 compared to the income tax benefit of $3,598 for the year ended December 31, 1999. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

      Dividend on Convertible Preferred Stock, Deemed Dividend Accretion on Convertible Preferred Stock. The Company accrued dividends at 5% per year on the outstanding principal amount of its preferred stock. For the year ended December 31, 2000, the provision for dividends was $10,438, a decrease of $301,276 or 97%, from the $311,714 in 1999. The accretion of the beneficial conversion feature of the Company’s preferred stock recognized during 2000 was $0, a decrease of 100% from the $1,507,376 in 1999. These decreases were the result of the full conversion of all of the Company’s outstanding preferred stock into common stock during 2000.

      Net Loss Applicable to Holders of Common Stock. As a result of the factors described above, the net loss applicable to holders of common stock for the year ended December 31, 2000 was $24,195,660, an increase of $5,679,157 or 31%, compared to $18,516,503 for the year ended December 31, 1999.

Other Operating Activities

      For the year ended December 31, 2001, the Company’s operating activities used cash of $28,304,475, primarily as a result of its net loss of $32,199,579, and its investing activities used cash of $3,264,243. These activities were funded through the Company’s financing activities which provided cash of $26,243,674, principally through the issuance of common stock. As a result, the Company’s cash balance decreased to $3,172,609 at December 31, 2001 from $8,848,715 at December 31, 2000.

      For the year ended December 31, 2000, the Company’s operating activities used cash of $23,425,539 as a result of its net loss of $24,185,222 and the use of cash for working capital of $4,671,748, amounts which were offset by non-cash expenses of $5,431,431. The Company’s investing activities used cash of $1,705,806. These operating and investing activities were funded through the Company’s financing activities which provided cash of $32,042,341, principally through the issuance of common stock. As a result, the Company’s cash balance increased from $2,126,000 at December 31, 1999 to $8,848,715 at December 31, 2000.

      For the year ended December 31, 1999, the Company’s operating activities used cash of $15,728,468, primarily as a result of its net loss of $16,697,413 and the use of cash for working capital, primarily purchases of MA IV inventory, of $4,005,468, and its investing activities used cash of $1,762,177, primarily as a result of the establishment of international operations. These activities were funded through the Company’s financing activities which provided cash of $18,474,417, principally through the issuance of preferred and common stock. As a result, the Company’s cash balance increased from $1,052,649 at December 31, 1998 to $2,126,000 at December 31, 1999.

      For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. However, the Company’s suppliers for the significant components of the MA series, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. The provision is an estimate of internal costs to be incurred for such sales above and beyond the warranty offered to the Company by its suppliers. The trend in the computer hardware industry is to provide extended warranties for up to two years beyond the one-year base warranty. The Company is negotiating with its suppliers to offer similar warranties to the Company to back up the extended warranties offered to the Company’s customers. In the event that the Company is not able to obtain such warranties from its suppliers, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past.

      The Company’s consolidated financial statements contain a provision for income tax expense related to its operations outside the United States. Subject to realization, the Company has generated net operating losses in the U.S. that can be used to offset taxable operating income in the future. The Company’s future operations, if profitable, will be subject to income tax expense not previously incurred by the Company (see Note 10 to the Consolidated Financial Statements). At December 31, 2001, the Company had approximately $94,000,000 and $3,800,000 of net operating loss carry forwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses will begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

      The Company is involved in routine legal and administrative proceedings and claims of various types. While any such proceeding or claim contains an element of uncertainty, management does not expect that they will have a material adverse effect on the Company’s results of operations or financial position.

Transactions With Related and Certain Other Parties

      The Company uses a member of its Board of Directors as its patent counsel. The Company had expenditures of $421,333, $174,468 and $239,598 during 2001, 2000 and 1999, respectively, in legal services payable to this Director. These amounts represent gross payments made by the Company and the counsel is responsible for all overhead, professional, administrative and other expenditures incurred by his law firm. The law firm bills the Company in accordance with its established standard billing rates used in the past with its other clients. During 2001, the Company represented the law firm’s only significant client. The Director also serves as the Company’s processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The director is paid only the amount that is passed through to these other law firms and agencies and pays administrative services related to these services. The Company made payments of $485,827, $266,026 and $224,377 during 2001, 2000 and 1999, respectively, to this Director’s law firm related to services rendered by the Director’s law firm as the Company’s processing agent for all foreign patent and trademark filing and prosecution expenses. The Company’s management believes that the relationship with this law firm is based on arms-length terms and conditions.

      The Company uses a law firm, in which an officer and member of its Board of Directors is a partner, for services related to financings, litigation, SEC filings and other general legal matters. The Company had expenditures of $392,524, $446,320 and $663,075 during 2001, 2000 and 1999, respectively, in legal services payable to this law firm. The law firm bills the Company in accordance with the established billing rates used with its other clients. As a result, the Company’s management believes that the relationship with this law firm is based on arms-length terms and conditions.

      In 1999, the Company used a law firm, in which a former member of its Board of Directors was a partner, for services related to litigation and other general legal matters. The Company had expenditures of $218,687 during 1999 in legal services payable to this law firm. The law firm billed the Company in accordance with the established billing rates used with its other clients. As a result, the Company’s management believes that the relationship with this law firm was based on arms-length terms and conditions.

      Two of the Company’s executive officers were members of the board of directors of a former customer that purchased software products and consulting services from the Company. During 2001, this customer was forced to cease operations when its largest customer withheld payment for ongoing services. During 2001 and 2000, the Company recorded revenues on sales to this customer of $29,603 and $573,955, respectively. As of December 31, 2000, the Company had a $259,566 accounts receivable balance remaining from this customer. During 2001, the Company collected $259,333 from this customer and wrote off the remaining $29,836 balance. The Company billed this customer using the established billing rates used with its other customers. Additionally, the Company believes that the final payment received by the Company was commensurate with those received by other similar vendors of the customer. As a result, the Company’s management believes that the relationship with this customer was based on arms-length terms and conditions.

      During 2000 and 1999, Xybernaut GmbH used a company to provide configuration and technical support services and a separate company to act as a distributor of the Company’s hardware products. The executive officers of these two companies are the son and daughter-in-law of one of the Company’s Senior Vice Presidents and member of its Board of Directors. During 2001, 2000 and 1999, the Company incurred expenses related to the technical support services totaling $0, $180,456 and $294,315, respectively. During 2001, 2000 and 1999, the Company recognized revenue related to distribution sales of its hardware products totaling $0, $313,843 and $14,500, respectively. During 2000, the Company terminated its relationship with these two companies and established a reserve of $108,856 against the accounts receivable balance owed by one of the companies. This balance was written off in 2001. The company providing configuration and technical support services billed the Company using the established billing rates used with its other clients. Additionally, management periodically compared these billings against charges it would incur if these services were provided by a different provider. The agreement with the distributor was reached with similar terms and conditions provided to other resellers of the Company’s products. As a result, the Company’s management believes that the relationship with these companies were based on arms-length terms and conditions.

      Periodically, the Company has borrowed from, or made loans to, certain of its executive officers. During 1998, XSI loaned $64,254 to various officers to fund the purchase of XSI common stock. The notes accrued interest at 8.0% annually and required quarterly payments of interest. The outstanding principal and interest were repaid in full prior to the merger of Xybernaut and XSI in April 2000. On various dates during 1999, the Company borrowed $583,000 from several officers of the Company for general working capital purposes pursuant to non-interest bearing promissory notes or agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000.

      Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a margin loan from an investment bank. The loan was made pursuant to a Promissory Note that is secured by shares of the officer’s personal common stock holdings of the Company and accrued interest at 8.0% per year. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate to 6.0%, reflective of a general decline in interest rates over this period. The outstanding principal and interest owed to the Company under this Promissory Note totaled $1,026,708 and $997,981 at December 31, 2001 and 2000, respectively.

      The Company contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and flat panel displays (the “Engineering and Inventory Agreement”). The Company has also entered into an agreement with IBM in which IBM purchases MA V products from the Company and markets and sells the systems to its own customers (the “Sales and Marketing Agreement”). During 2001 and 2000, the Company paid $4,148,523 and $2,406,020, respectively, to IBM related to design and development services and inventory purchases. During 2001, the Company recorded revenues of $532,675 related to sales of MA V products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

      Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During 2001, 2000 and 1999, the Company recorded revenues of approximately $1,700,000, $750,000 and $0, respectively, related to sales of its products to the VAR which were ultimately sold to the End-Users. During 2001, 2000 and 1999, the Company recorded total research and development and sales and marketing expenses of $1,550,000, $50,000 and $0, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

Liquidity and Capital Resources

      From its inception until the completion of the IPO, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s detailed financing and borrowing activities for 2001, and summary activities for 2000 and 1999, are provided below.

Common Stock

      During 1999, the Company issued 2,008,229 shares of its common stock through four separate private placements for net cash proceeds of $4,741,560 and for use as consideration for the repayment of $1,250,000 in notes payable. The Company also issued warrants to purchase 200,000 shares of its common stock for between $5.50 and $6.00 per share related to these private placements.

      During 2000, the Company received net cash proceeds of $22,992,004 through the issuance of 7,773,359 shares of its common stock through four separate private placements. The Company also issued warrants to purchase 3,312,437 shares of its common stock for between $4.33 and $10.00 per share related to these private placements.

      During April and May 2001, the Company received net proceeds of $10,192,469 through the private placement of 5,238,094 shares of its common stock to several investors. In connection with this private placement, the Company issued warrants to purchase 1,616,427 shares of its common stock at an exercise price of $5.00 per share and paid $350,000 in finders fees.

      On July 31, 2001, the Company received gross proceeds of $4,000,000 through a private placement of 1,324,503 shares of its common stock. In connection with this private placement, the Company issued callable warrants to purchase 331,126 shares of its common stock at an exercise price of $4.53 per share. The Company also paid $120,000 in cash and issued callable warrants to purchase 39,735 shares of common stock with the same terms to a financial advisor.

      On November 15, 2001, the Company received gross proceeds of $9,250,000 through the private placement of 5,441,175 shares of its common stock. In connection with this private placement, the Company issued callable warrants to purchase 1,360,294 shares of its common stock at an exercise price of $2.55 per share. The Company also paid $266,131 in cash and issued callable warrants to purchase 61,765 shares of common stock with the same terms to a financial advisor and a finder.

      The Company has issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $606,406, $1,312,630 and $223,547 during 2001, 2000 and 1999, respectively. At December 31, 2001, an additional $253,958 was recorded as prepaid expenses that will be amortized during 2002 over the remaining lives of the underlying service agreements. Also during 2001 and 2000, equity securities were issued in settlement of accounts payable of $337,666 and $202,888, respectively, with certain vendors.

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During 2001, 2000 and 1999, the Company issued 57,097, 662,724 and 1,854 shares, respectively, of its common stock and received gross proceeds of $135,659, $1,547,011 and $5,400, respectively, related to these exercises.

      The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received gross proceeds of $3,773,405, $8,274,975 and $1,838,513 through the issuance of 1,881,470, 2,077,700 and 1,545,000 shares of its common stock during 2001, 2000 and 1999, respectively, through the exercise of certain of these warrants. At December 31, 2001, the Company had warrants outstanding to purchase 5,542,814 shares of its common stock at prices that range from $2.25 to $18.00 per share, with a weighted average of $4.06 per share.

      As a condition to the Company’s IPO, certain stockholders were required to escrow 1,800,000 shares of their personal common stock holdings in the Company (the “Escrowed Shares”). The Escrowed Shares were to be returned to the stockholders over a three-year period in the event the Company’s revenues and earnings per share for the 12-month periods ending September 30, 1997, 1998 and 1999 exceeded certain targets or if the Company’s stock price exceeded a certain per share target price. The Company did not meet the targets for escrow release. As a result, on September 30, 1997, 1998 and 1999, 300,000, 750,000 and 750,000 shares, respectively, were released from escrow and canceled by the Company, resulting in a reduction of the Company’s outstanding shares of common stock on these dates of 2.1%, 3.6% and 3.1%, respectively. These shares were not included in the loss per share calculations, so the cancellation of these shares did not affect the reported losses per share.

Preferred Stock

      From 1997 through 1999, the Company issued certain series of convertible preferred stock. The preferred stock issuances generally accrued interest at 5.0% per year. At December 31, 2000, all shares of the Company’s convertible preferred stock had been converted into shares of its common stock and no preferred stock has been issued since that time.

      During 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. As of December 31, 1999, all of the Series C Preferred Stock principal and interest had been converted into 165,230 shares of common stock. During 1999, the Company issued 10,500 shares of Series D Preferred Stock for gross proceeds of $10,000,000. As of December 31, 2000, all of the Series D Preferred Stock principal and interest had been converted into 8,204,596 shares of common stock. During 1999, the Company issued 2,100 shares of Series E Preferred Stock for gross proceeds of $2,000,000. As of December 31, 2000, all of the Series E Preferred Stock principal and interest had been converted into 1,655,714 shares of common stock.

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

      In June 2000, XSI entered into three capital leases for computer equipment totaling $27,190. The leases have interest rates between 14.0% to 19.5% and mature in three years. At December 31, 2001, the capital lease obligation was $17,717. During 2001 and 2000, the Company incurred interest expense of $835 and $1,057, respectively, related to these capital leases.

      In July 2000, the Company entered into a six-month $1,400,000 term loan with IBM Global Finance (the “2000 IBM Facility”), the terms of which were similar to a facility the Company entered into with IBM during 1999. The borrowing was secured by certain of the Company’s equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. During 2001 and 2000, the Company incurred interest expense of $2,377 and $48,431, respectively, related to the 2000 IBM Facility.

      In December 2001, the Company entered into a new revolving credit facility with IBM Global Finance (the “2001 IBM Revolver”). The 2001 IBM Revolver provides for up to $3,000,000 in borrowings based on the Company’s base of eligible U.S. receivables and inventory. Interest on the facility accrues at the prime rate plus 2.0% per annum. The borrowing is secured by the Company’s U.S. assets, excluding patents and intellectual property. The 2001 IBM Revolver includes customary financial covenants and other restrictions, including the requirement that the Company obtain a $1,000,000 irrevocable letter of credit (the “Letter of Credit”) to secure this facility. The Company believes that it will have to post cash collateral in an equal amount to obtain the Letter of Credit. At December 31, 2001, the Company had not made any borrowings under the 2001 IBM Revolver. Subject to the satisfaction of the various requirements of the facility, the Company expects to draw down on the 2001 IBM Revolver during 2002.

Commitments

      Inventory. At December 31, 2001, the Company had commitments to purchase inventory, tooling and engineering and other services from its suppliers and manufacturers related to its current hardware product lines. The Company is currently obligated to purchase certain components of the MA V system from IBM, including approximately 24,000 computing units (the “MA V CPUs”). The MA V CPUs are scheduled for purchase over an 15 month period following final acceptance by the Company, which acceptance is determined by a number of criteria, including receipt of comprehensive product documentation and other defined deliverables. All criteria for acceptance had not been met at the time of this filing, but the Company expects that all criteria will likely be met in the first half of 2002. Subsequent to acceptance, the Company may cancel its purchase commitment by paying a cancellation fee in an amount not to exceed approximately $4,000,000 and that decreases in proportion to the number of MA V CPUs purchased over the contract period. The Company is currently in discussions with IBM to defer a portion of these commitments to future generations of the MA series and other services, which would extend the timing required for the Company to meet these commitments. However, there can be no assurance that the Company will be successful in renegotiating this commitment. In addition to the obligation related to the MA V CPUs, the Company has commitments to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors related to the MA V, poma, MA TC and future product lines. The Company believes that the timing and amount of many of these shipments, services and payments may be adjusted through the payment of cancellation fees, contract negotiations or the satisfaction of obligations through the issuance of the Company’s equity securities. However, there can be no assurance that the Company can successfully modify these contracts or commitments.

      Excluding the potential impact of contract modifications, the Company estimates that it will make total payments of $10,000,000 during 2002 related to inventory commitments for the current product lines under which the Company was obligated as of December 31, 2001. The Company estimates that it will make additional payments totaling $7,000,000 during 2002 and $26,000,000 during 2003 related to inventory commitments for the current product lines under which the Company anticipates it will obligate itself in order to execute its business plan for 2002 and otherwise complete its current commitments. Included in the 2003 amount is the final purchase of the MA V CPUs. The Company expects that it will enter into similar inventory and engineering commitments in the future as it designs, develops and procures future wearable computer product lines.

      Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2006. Future minimum payments under noncancelable operating leases at December 31, 2001 are:

Year Ending December 31,

2002	$786,249

2003	604,944

2004	172,449

2005	155,852

2006	160,528

$1,871,216

      On January 1, 2002, the Company entered into an agreement with a vendor to provide it with marketing services and certain retail space at the Waldorf Astoria Hotel in New York City. The agreement has an initial term of two years and will be extended for an additional three year term unless either company chooses to not extend the agreement. During the initial two year term, the Company is required to pay $1,000,000 and issue 400,000 shares of the Company’s common stock.

Other Liquidity and Capital Resources Disclosures

      At December 31, 2001, the Company had accounts receivable, net of allowances, of $3,283,828, a decrease of $186,772, or 5%, from the December 31, 2000 balance of $3,470,600. This fluctuation was roughly in line with the 3% increase in total revenues from 2000 to 2001 and was not caused by qualitative factors related to the Company’s business such as changes in credit terms, slower paying customers or the impact of a change in economic environment.

      At December 31, 2000, the Company had deferred $309,780 in revenue associated with shipments of its hardware products pursuant to sales contracts which included provisions for future upgrades of its products. The Company recognized this deferred revenue during 2001 as the upgraded products were shipped to the customers. The remaining deferred revenue balances at December 31, 2000 and 2001 result primarily from billings to customers that were in excess of revenue recognized on service contracts. Such deferred revenue will be recognized as revenue as the revenue recognition criteria are met.

      The Company has incurred operating losses to date and expects such losses to continue in the near term as it expands its product development and marketing efforts. At December 31, 2001, the Company had an accumulated deficit of approximately $104,400,000. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company’s products, the successful management of the business, the ability to profitably sell the Company’s wearable computer products, and management’s ability to reduce or minimize operating expenses relative to the growth in revenues and strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flows through 2002 and potentially thereafter.

      The Company anticipates that its working capital requirements and operating expenses, without the restructuring and cost reduction program discussed below, will increase as the Company expands production of its current wearable computer product lines, develops new models, further expands its sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, inventory procurement, marketing and rollout expenses for the Mobile Assistant series and other products, and competitive pressures on gross margins will impact the magnitude and timing of the Company’s cash requirements.

      During March 2002, the Company’s executive management performed a detailed review of operations and made recommendations to the President of the Company to significantly restructure the Company and reduce the Company’s operating expenses. The president retains the sole authority to act on these recommendations and has initiated this restructuring program with the intent of completing the program by June 2002. Assuming there are no significant changes to the Company’s business plan, management estimates that savings of approximately 30% to 50% from annualized fourth quarter 2001 levels, or savings of approximately $12 million to $20 million per annum, can be achieved once these steps are fully implemented.

      Even after the above cost cutting initiatives are implemented, the Company will still be required to obtain outside financing to supplement the Company’s cash position. Management is currently exploring financing alternatives to supplement the Company’s cash position. Potential sources of additional financing include private equity offerings, strategic investments, strategic partnerships and various forms of debt financing. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and principal repayments and will most likely be required to comply with financial covenants or other restrictions.

      In March 2002, the Company raised $9,000,000 in cash through sales of its common stock to institutional investors. The equity markets, especially for small capitalization technology stocks, have remained depressed, and the U.S. and world economies have generally been in a decline or recession. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital. A decline in the Company’s stock price to below $1 per share could also have a significant negative impact on the Company’s ability to raise capital through equity financings and also negatively impact the Company’s NASDAQ National listing for its common stock.

      The Company’s management believes that the combination of cash on hand, cash flows from operations, and outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements, based both on its historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company.

      If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required. However, such reduction would negatively impact progress on implementing the Company’s business plan, and would require substantial reductions in the purchase commitments previously disclosed herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at December 31, 2001. Actual results may differ materially.

Foreign Currency Exchange Risk

      The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro or in which the U.S. Dollar equivalent is determined by the values of such currencies. Prior to the adoption of the Euro, the Company also regularly entered into transactions denominated in the German Deutsche Mark. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion was an increase of $151,123 on beginning accumulated deficit, which is included in the foreign currency translation balance. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As international sales and operations increase in the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency. During 2001, the Company’s operations in Europe and Asia comprised 22.0% and 5.7% of its total revenue and 13.8% and 5.8% of its net loss, respectively. At December 31, 2001, the Company’s assets in Europe and Asia comprised 18.5% and 3.7% of its total assets, respectively. During 2000, the Company’s operations in Europe and Asia comprised 16.8% and 7.7% of its total revenue and 6.6% and 6.3% of its net loss, respectively. At December 31, 2000, the Company’s assets in Europe and Asia comprised 7.8% and 10.1% of its total assets, respectively. During 1999, the Company’s operations in Europe and Asia comprised 7.1% and 7.9% of its total revenue and 7.2% and 6.5% of its net loss, respectively. At December 31, 1999, the Company’s assets in Europe and Asia comprised 2.3% and 30.2% of its total assets, respectively. According to published sources, the average fluctuation of the European Euro during 2001 and the German Deutsche Mark during 2000 and 1999 was -4.9%, -8.8%, and -10.2%, respectively, and the average fluctuation of the Japanese Yen during 2001, 2000 and 1999 was -6.4%, -5.3%, and -0.8%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2001, 2000 and 1999.

Interest Rate Sensitivity

      As discussed in the “Liquidity and Capital Resources” section, the Company has historically entered into debt financings, has established a borrowing facility based on inventory and accounts receivable balances and is currently exploring various new financing alternatives, including debt financing. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and is most likely to be required to comply with financial covenants or other restrictions. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. Required financial covenants may also hinder the Company’s ability to expand or change its business operations. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during 2001, 2000 and 1999 was 7.1%, 9.2% and 8.0%, respectively, or a prime interest rate fluctuation at December 31 compared to the rate at the beginning of the fiscal year in 2001, 2000 and 1999 of -4.5%, 1.0% and 0.8%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2001, 2000 and 1999.

Euro Conversion

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion on beginning accumulated deficit was an increase of $151,123, which is included in the foreign currency translation balance. Issues that were addressed by the Company as a result of the introduction of the Euro include the conversion of information technology systems, reassessment of foreign currency exchange risk, negotiation and amendment of existing agreements and contracts, and processing of tax and accounting records. At December 31, 2001, the Company did not experience significant issues with the Euro conversion and the conversion did not have a material impact on the Company’s results of operations or financial position.

ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Xybernaut Corporation

      We have audited the accompanying consolidated balance sheets of Xybernaut Corporation (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xybernaut Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP

Vienna, VA

February 8, 2002
(Except for Note 3 as to which the date is March 13, 2002)

XYBERNAUT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$3,172,609	$8,848,715

Restricted cash	500,000	424,917

Accounts receivable, net of allowances of $90,297 and $129,355	3,283,828	3,470,600

Inventory, net of reserves of $141,280 and $1,370,000	4,621,019	3,207,939

Notes receivable from officers, net	1,053,794	998,581

Prepaid and other current assets	915,512	877,045

Total current assets	13,546,762	17,827,797

Property and equipment, net	1,083,411	841,875

Other assets:

Patent costs, net of accumulated amortization of $1,115,910 and $777,431	1,235,017	790,014

Tooling costs, net of accumulated amortization of $97,996 and $735,985, and reserves of $0 and $250,000, respectively	1,108,869	197,578

Other	716,967	585,418

Total other assets	3,060,853	1,573,010

Total assets	$17,691,026	$20,242,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,303,078	$1,900,924

Accrued expenses and other	2,943,843	2,054,359

Deferred revenue	40,288	468,534

Notes and loans payable	17,717	492,263

Total current liabilities	$7,304,926	$4,916,080

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.01 par value, 80,000,000 shares authorized, 59,528,113 and 45,395,818 shares issued and outstanding	$595,281	$453,958

Additional paid-in capital	114,523,028	87,301,374

Foreign currency translation	(289,883)	(185,983)

Accumulated deficit	(104,442,326)	(72,242,747)

Total stockholders’ equity	$10,386,100	$15,326,602

Total liabilities and stockholders’ equity	$17,691,026	$20,242,682

The accompanying notes are an integral part of these

consolidated financial statements

XYBERNAUT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

Revenue:

Hardware	$5,227,502	$4,886,565	$3,301,899

Software	678,900	1,215,010	1,191,459

Total product	5,906,402	6,101,575	4,493,358

Consulting, licensing and other	3,913,591	3,403,316	3,859,416

Total revenue	9,819,993	9,504,891	8,352,774

Cost of sales:

Hardware	3,916,922	4,164,892	2,734,456

Software	397,094	825,456	631,007

Total product	4,314,016	4,990,348	3,365,463

Consulting, licensing and other	2,587,134	2,088,716	2,632,158

Provision for inventory and tooling	1,829,234	1,500,000	120,000

Gross income	1,089,609	925,827	2,235,153

Operating expenses:

Sales and marketing	17,737,278	11,480,812	9,593,619

General and administrative	6,318,044	6,065,241	6,907,442

Research and development	9,548,745	5,925,837	2,462,752

Merger costs	—	621,048	—

Total operating expenses	33,604,067	24,092,938	18,963,813

Operating loss	(32,514,458)	(23,167,111)	(16,728,660)

Interest and other income (expense), net	340,719	(980,643)	27,649

Loss before provision for income taxes	(32,173,739)	(24,147,754)	(16,701,011)

Provision (benefit) for income taxes	25,840	37,468	(3,598)

Net loss	(32,199,579)	(24,185,222)	(16,697,413)

Provision for preferred stock dividends	—	10,438	311,714

Provision for accretion on preferred stock beneficial conversion feature	—	—	1,507,376

Net loss applicable to holders of common stock	$(32,199,579)	$(24,195,660)	$(18,516,503)

Net loss per common share applicable to holders of common stock (basic and diluted)	$(0.63)	$(0.63)	$(0.76)

Weighted average number of common shares outstanding (basic and diluted)	50,827,020	38,592,282	24,271,703

The accompanying notes are an integral part of these

consolidated financial statements

XYBERNAUT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		Value of Shares		Additional	Accumulated
					Paid-in	Comprehensive	Accumulated
	Preferred	Common	Preferred	Common	Capital	Income	Deficit

Balance, January 1, 1999	188	21,757,151	$182,378	$217,571	$32,272,297	$27,035	$(31,360,112)

Issuance of common stock	—	2,008,229	—	20,083	5,991,560	—	—

Issuance of preferred stock	12,600	—	11,418,621	—	—	—	—

Conversion of preferred stock into common stock	(8,188)	5,809,000	(7,604,411)	58,090	7,423,100	—	—

Exercise of warrants	—	1,545,000	—	15,450	1,823,063	—	—

Exercise of stock options	—	1,854	—	18	5,382	—	—

Equity securities issued for services and incentives	—	2,500	—	25	223,522	—	—

Cancellation of escrow shares of common stock	—	(750,000)	—	(7,500)	7,500	—	—

Unrealized loss on investments						(27,035)

Foreign currency translation	—	—	—	—	—	58,541	—

Net loss	—	—	—	—	—	—	(16,697,413)

Total comprehensive loss	—	—	—	—	—	—	—

Balance, December 31, 1999	4,600	30,373,734	$3,996,588	$303,737	$47,746,424	$58,541	$(48,057,525)

Issuance of common stock	—	7,923,359	—	79,234	22,992,004	—	—

Conversion of preferred stock into common stock	(4,600)	4,173,430	(3,996,588)	41,734	4,098,320	—	—

Exercise of warrants	—	2,077,700	—	20,777	9,175,650	—	—

Exercise of stock options	—	662,724	—	6,627	1,540,384	—	—

Equity securities issued for services and payment of accounts payable	—	184,871	—	1,849	1,748,592	—	—

Foreign currency translation	—	—	—	—	—	(244,524)

Net loss	—	—	—	—	—	—	(24,185,222)

Total comprehensive loss	—	—	—	—	—	—	—

Balance, December 31, 2000	—	45,395,818	$—	$453,958	$87,301,374	$(185,983)	$(72,242,747)

Issuance of common stock	—	12,018,772	—	120,187	22,407,342	—	—

Exercise of warrants	—	1,881,470	—	18,815	3,754,592	—	—

Exercise of stock options	—	57,097	—	571	135,088	—	—

Equity securities issued for services and payment of accounts payable	—	174,956	—	1,750	924,632	—	—

Foreign currency translation	—	—	—	—	—	(103,900)

Net loss	—	—	—	—	—	—	(32,199,579)

Total comprehensive loss	—	—	—	—	—	—	—

Balance, December 31, 2001	—	59,528,113	$—	$595,281	$114,523,028	$(289,883)	$(104,442,326)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
	Deferred	Shareholders
	Compensation	Equity

Balance, January 1, 1999	$—	$1,339,169

Issuance of common stock	—	6,011,643

Issuance of preferred stock	—	11,418,621

Conversion of preferred stock into common stock	—	(123,221)

Exercise of warrants	—	1,838,513

Exercise of stock options	—	5,400

Equity securities issued for services and incentives	—	223,547

Cancellation of escrow shares of common stock	—	—

Unrealized loss on investments		(27,035)

Foreign currency translation	—	58,541

Net loss	—	(16,697,413)

Total comprehensive loss	—	(16,665,907)

Balance, December 31, 1999	$—	$4,047,765

Issuance of common stock	—	23,071,238

Conversion of preferred stock into common stock	—	143,466

Exercise of warrants	—	9,196,427

Exercise of stock options	—	1,547,011

Equity securities issued for services and payment of accounts payable	—	1,750,441

Foreign currency translation	—	(244,524)

Net loss	—	(24,185,222)

Total comprehensive loss	—	(24,429,746)

Balance, December 31, 2000	$—	$15,326,602

Issuance of common stock	—	22,527,529

Exercise of warrants	—	3,773,407

Exercise of stock options	—	135,659

Equity securities issued for services and payment of accounts payable	—	926,382

Foreign currency translation	—	(103,900)

Net loss	—	(32,199,579)

Total comprehensive loss	—	(32,303,479)

Balance, December 31, 2001	$—	$10,386,100

The accompanying notes are an integral part of these

consolidated financial statements

XYBERNAUT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2001	2000	1999

Cash flows from operating activities:

Net loss	$(32,199,579)	$(24,185,222)	$(16,697,413)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,518,833	1,617,729	1,509,350

Loss on disposal of assets	—	—	20,990

Provision for inventory and tooling	1,829,234	1,500,000	120,000

Provision for bad debts	—	79,620	49,837

Amortization of note discount	—	921,452	—

Non-cash charges for equity securities issued for services	606,406	1,312,630	223,547

Changes in assets and liabilities:

Inventory	(1,905,917)	1,051,244	(4,005,468)

Accounts receivable	127,705	(1,765,736)	(77,720)

Prepaid and other current assets	(212,533)	(59,297)	(214,561)

Notes receivable from officers, net	50,949	(949,628)	10,000

Other assets	(132,575)	(299,995)	(143,520)

Accounts payable	2,425,693	(2,664,175)	2,279,440

Accrued expenses and other	15,555	(412,432)	1,325,751

Deferred revenue	(428,246)	428,271	(128,701)

Net cash used in operating activities	(28,304,475)	(23,425,539)	(15,728,468)

Cash flows from investing activities:

Proceeds from sale of property and equipment	—	—	644,340

Proceeds from sale of investment	—	—	15,357

Acquisition of property and equipment	(1,100,696)	(673,485)	(1,143,429)

Acquisition of patents and trademarks	(858,861)	(364,859)	(349,900)

Increase in restricted cash	(85,384)	(424,917)	—

Capitalization of tooling costs	(1,199,302)	(217,545)	(808,545)

Capitalization of loan costs	(20,000)	(25,000)	(120,000)

Net cash used in investing activities	(3,264,243)	(1,705,806)	(1,762,177)

Cash flows from financing activities:

Proceeds from:

Common stock offerings, net	22,801,278	23,163,645	6,011,643

Exercise of warrants	3,773,405	8,274,975	1,838,513

Exercise of stock options	135,659	1,547,011	5,400

Notes and loans	—	4,425,000	3,153,785

Preferred stock offerings, net	—	—	11,418,621

Payments for:

Notes and loans	(466,668)	(5,368,290)	(3,953,545)

Net cash provided by financing activities	26,243,674	32,042,341	18,474,417

Effect of exchange rate changes on cash and cash equivalents	(351,062)	(188,281)	89,579

Net (decrease) increase in cash and cash equivalents	(5,676,106)	6,722,715	1,073,351

Cash and cash equivalents, beginning of period	8,848,715	2,126,000	1,052,649

Cash and cash equivalents, end of period	$3,172,609	$8,848,715	$2,126,000

Supplemental disclosure of cash flow information:

Cash paid for interest	$6,175	$368,601	$71,767

Cash paid for taxes	$40,109	$44,946	$17,813

Supplemental disclosure of non-cash financing activities:

Equity securities issued for future services	$253,958	$234,924	$—

Equity securities issued as payment of accounts payable	$337,666	$202,888	$—

Provision for preferred stock dividend requirements	$—	$10,438	$311,714

Common stock issued for preferred stock dividend requirements	$—	$153,904	$188,493

Charges to conform accounting policies during merger	$—	$168,365	$—

Unrealized gain on marketable securities	$—	$—	$26,120

Equity securities issued in consideration of loan repayment	$—	$—	$2,250,000

The accompanying notes are an integral part of these

consolidated financial statements.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Financing Requirements

      Xybernaut Corporation, a Delaware corporation (“Xybernaut” or the “Company”), is engaged in the research, development and commercialization of mobile, wearable computing and communication systems along with software and service solutions designed to enhance productivity, improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). The Mobile Assistant® (“MA®”) series is the Company’s primary hardware product line, with the MA V and the MA TC currently available. During 2002, the Company expects to begin shipping the poma™, a product line targeted at the light-commercial and near-consumer markets.

      The Company was formed in 1990 and completed its Initial Public Offering (“IPO”) on July 18, 1996. On April 7, 2000, Xybernaut acquired Selfware, Inc, which subsequently changed its name to Xybernaut Solutions, Inc. (“XSI”). The merger was accounted for as a pooling of interests. All financial data of the Company, including Xybernaut’s previously issued financial statements for the periods presented in this Form 10-K, have been restated to include the historical financial information of XSI.

      The Company has incurred significant recurring losses from operations since inception and will require additional capital to fund its business plan and meet its ongoing obligations for 2002 and potentially beyond. Management believes the Company will be successful in its efforts to obtain such capital, based both on its historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company will not incur additional losses or will not require significant amounts of additional capital. If the Company is unable to obtain sufficient additional financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required.

2. Summary of Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S.), Xybernaut GmbH (Boeblingen, Germany), Xybernaut K.K. (Yokohama, Japan) and Xybernaut Development Corporation (Virginia, U.S.). All significant intercompany accounts and transactions have been eliminated in the consolidation. Net gains and losses resulting from foreign currency transactions have not been material.

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

  Cash, Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, the Company had $500,000 and $424,917 in restricted cash. The restricted cash at December 31, 2001 consisted of a cash deposit made to secure a long term contract. The restricted cash at December 31, 2000 consisted of investments with original maturities of greater than three months and cash designated as collateral for a letter of credit.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

  Inventory

      At December 31, 2001, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. The Company recorded provisions of $1,829,234 in 2001 and $1,500,000 in 2000 related to its wearable computer product lines. Of these charges, $663,789 and $1,500,000 were recorded during 2001 and 2000, respectively, to reduce the net carrying value of inventory associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines. These charges were initially recorded as general inventory reserves. Effective December 31, 2001, the remaining general inventory reserves were reduced as individual inventory amounts were directly written either down or off. In 2001, a charge of $885,019 was recorded to reflect management’s estimate of losses to be incurred on shipments of the initial production run of the poma product line. The Company has elected to sell the poma systems at prices that are less than their initial production costs to favorably position the poma in the price-sensitive light commercial and near-consumer markets. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contacts were entered into. Because the inventory had not been received by the company as of December 31, 2001, and is therefore not recorded as an asset, this charge was recorded as an accrued liability which will be reduced as poma inventory shipments are received during 2002. The remaining $141,280 charge recorded in 2001 was to establish a reserve for hard disk drives that were purchased for the MA V product line, but later replaced with higher-capacity hard disk drives. The Company expects to sell these drives in bulk at a value approximating historical cost reduced by this reserve.

      The Company’s management believes that it can sell the MA IV, poma and component inventory at amounts that approximate current net carrying values, which have been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of the new product lines, its ability to sell the quantities of inventory on hand and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes will be necessary in disposing of this inventory. As a result of this review, it was determined that certain of the Company’s inventory was slow-moving, risked becoming obsolete or will likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. Management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

      As of December 31, 2001, net of the effects of reserves and write-offs, the Company’s inventory consisted of $1,694,704 in MA V systems, $2,063,316 in MA TC systems, $475,567 in MA IV systems and $387,432 in component parts to be sold in bulk and other miscellaneous stock.

  Property and Equipment

      Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	3-7 year	s

Equipment	3-7 year	s

Leasehold improvements	3 year	s

Demonstration units	1 year

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

      XSI had purchased certain condominium units which were sold during 1999. These units and related improvements were depreciated over 31.5 to 39 years. Expenditures for maintenance and repairs are expensed directly to the appropriate operating account as incurred. Expenditures determined to represent additions and improvements are capitalized.

  Tooling Costs

      Capitalized tooling costs consist of payments made to third-party vendors for their products and services that are used in the manufacture of the Company’s proprietary hardware products. Tooling costs are allocated to inventory or property and equipment and are amortized as a component of cost of sales or depreciation based upon the number of units sold or used as demonstration units in a given period compared to the total number of units expected in a product’s production run.

      Management periodically assesses the need to provide for obsolescence of tooling costs and adjusts the carrying values to their net realizable value when required through a process similar to that discussed in the Inventory section above. During 2001, 2000 and 1999, the Company recognized charges of $139,145, $250,000 and $0, respectively, related to its capitalized tooling assets. The 2001 and 2000 charges were recorded to reduce the net carrying value of tooling associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines. The 2000 charge was initially recorded as a general reserve. Effective December 31, 2001, this general reserve was reduced as individual tooling amounts were written off. In the event that the anticipated production run size or sales of a product do not materialize, additional adjustment may be necessary to write down the carrying value of the Company’s tooling costs.

      As of December 31, 2001, the Company’s net capitalized tooling asset consisted of $1,038,171 associated with the MA V systems, $70,698 with the MA TC systems and $0 with the MA IV systems. Capitalized tooling costs during 2001, 2000 and 1999 were $1,199,302, $266,217 and $150,624, respectively. Amortization to cost of goods sold or depreciation, depending on classification of tooling costs as inventory or property and equipment, in 2001, 2000 and 1999 was $148,866, $105,095 and $234,453, respectively.

  Software Development Costs

      The Company records software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. Capitalized software costs are amortized either on a straight-line basis over the estimated product life or based on the ratio of current revenues to total projected product revenues. The Company has not historically capitalized software development costs because the projects have not reached the point of technological feasibility. At December 31, 2001, 2000 and 1999, there are no capitalized software development costs or related amortization in the financial statements. Software development costs incurred on projects that have not reached technological feasibility are included as a component of research and development expense and are recorded during the period in which they are incurred.

  Retainage

      Certain government contracts of XSI require five to ten percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made. Since the amounts billed will not be collected within one year of the financial statements date, the balance is included in long-term other assets. Retainage at December 31, 2001, 2000 and 1999 was $316,839, $204,117, and $13,393, respectively.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

  Patent Costs

      The Company capitalizes legal fees, filing fees and other direct costs incurred to obtain patents and trademarks. These costs are amortized on a straight-line basis over a five-year period and are included in general and administrative expenses. Patent and trademark amortization expense was $350,110, $258,732 and $206,701 during 2001, 2000 and 1999, respectively. Costs associated with the maintenance and upkeep of existing patents are expensed as incurred as part of general and administrative expenses.

  Impairment of Long-Lived Assets

      Management of the Company monitors the carrying value of long-lived assets for potential impairment on an on-going basis. Potential impairment is determined by comparing the carrying value of these assets with their related, expected future net cash flows. Should the sum of the related, expected future net cash flows be less than the carrying value, management would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the future discounted cash flows. No such impairment losses were recorded during 2001, 2000 or 1999.

  Revenue Recognition and Warranties

      The Company’s revenues are principally derived from sales of its hardware and software products and from consulting services. Revenue from hardware product sales is recognized upon shipment of the Company’s products to end-users pursuant to binding customer purchase orders. When shipments are made to distributors, revenue is recognized upon ultimate sale by the distributors to end-users, when the distributors purchase product for their own use pursuant to separate binding purchase orders, or when returns can be reasonably estimated. For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. However, the Company’s suppliers for the significant components of the MA series, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. The Company recorded warranty expense for the net of estimated expenses less warranty coverage from suppliers of $229,413, $0, and $36,204 during 2001, 2000 and 1999, respectively, and had a warranty reserve of $86,915, $99,368 and $100,781 at December 31, 2001, 2000 and 1999, respectively.

      The Company recognizes software revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition and SOP No. 98-9”, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.” If a contract requires significant production, modification, or customization of the software, the arrangement is accounted for as a long-term service contract. If it does not, software revenue is realizable when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. Other criteria that must be met include the determination of whether the revenue in multiple-element arrangements can be recognized separately for each element as performance occurs and the determination of the fee based on vendor-specific objective evidence (“VSOE”) of fair value for each element. The Company determines VSOE of fair value of each element by the price charged when the same element is sold separately or based on Management’s established prices for elements such as consulting rates on comparable service contracts or the price of software with the same functionality available in the industry. If management is unable to determine the VSOE of a delivered element, the revenue is recognized by the residual method. As performance occurs, the fee for the delivered item is determined by the total fee of the arrangement less the total fair value of the undelivered elements. The total fair value of the undelivered elements is deferred and subsequently recognized as performance occurs. If management is unable to determine the VSOE of an undelivered element, all revenue from the contract is

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

deferred until the VSOE is established or all performance has occurred. If the only undelivered element without VSOE of fair value is services that can be accounted for separately, the entire fee is recognized over the service period.

      The Company recognizes revenue from long-term service contracts in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction Type Contracts,” using the relevant guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as determined by the terms and conditions of the Company’s various consulting contracts with its customers. Revenue is typically recognized ratably over the contractual periods or as the services are provided. In time and materials contracts, revenue is recognized as the Company incurs billable costs. In fixed price contracts, revenue is recognized based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete. Revenue in excess of billings on service contracts is recorded as unbilled receivables. At December 31, 2001 and 2000, unbilled receivables of $365,763 and $169,721, respectively, were included in trade accounts receivable. Billings in excess of revenue recognized on service contracts are recorded as deferred revenue until revenue recognition criteria are met. At December 31, 2001 and 2000, $40,288 and $468,534, respectively, were recorded as deferred revenue.

  Income Taxes

      Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. The provision for income taxes in 2001 and 2000 results from the operations of the Company’s international subsidiaries.

  Comprehensive Loss

      The Company separately reports net loss and other comprehensive income or loss pursuant to SFAS No. 130, “Reporting Comprehensive Income”. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity and are excluded from net income. The Company’s other comprehensive income is comprised primarily of gains and losses related to foreign currency translation and investments.

  Net Loss Per Share

      Basic earnings (or loss) per share is calculated using the weighted average number of shares of common stock outstanding during a reporting period. Diluted loss per share adjusts the weighted average number of outstanding shares for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. For all periods presented herein, the Company’s diluted loss per share is equal to its basic loss per share because the effects of exercise were anti-dilutive given the losses the Company incurred during such periods.

      In connection with the Company’s IPO in 1996, 1,800,000 shares of stock were placed in escrow. Escrowed shares were considered issued and outstanding and were reported as such on the combined balance sheets until their cancellation. All escrowed shares had been cancelled as of December 31, 1999. The basic and diluted loss per share amounts were calculated using the Company’s outstanding shares less those shares held in escrow for all periods presented. Therefore, the cancellation of shares from escrow did not affect the reported losses per share.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

  Issuance of Equity Securities for Services

      The Company periodically issues equity securities, primarily shares of common stock and warrants to purchase common stock, to vendors and consultants in return for goods or services. These transactions are recorded at either the fair value of the securities issued or at the fair value of goods received or services performed, whichever is more reliably determined.

  Fair Value of Financial Instruments

      The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2001, 2000 and 1999 because of the relatively short maturity of these instruments. The carrying value of the notes and loans receivable or payable approximated fair value as of December 31, 2001, 2000 and 1999 based upon market prices for the same or similar issues.

  Foreign Currency Translation

      Assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues and expenses are translated at the average exchange rate for the year. Gains and losses on foreign currency transactions are immaterial for the years ended December 31, 2001, 2000 and 1999.

  Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

      The provisions of SFAS 141 were effective immediately, except with regard to business combinations initiated prior to July 1, 2001. SFAS 142 will be effective January 1, 2002. Goodwill and other intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-SFAS 142 accounting literature. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of SFAS 142. The Company does not believe there will be a material effect from the adoption of these new standards.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” but retains many of the fundamental provisions of SFAS 121. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

of a segment of a business. However, SFAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. SFAS 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, SFAS 144 addresses how cash flows should be estimated to test the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use an expected present value technique to estimate fair value if market prices are not available and uncertainties exist about the timing and amount of future cash flows. For long-lived assets to be disposed of by sale, SFAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001 and are generally to be applied prospectively. The Company does not believe there will be a material effect from the adoption of this standard.

  Reclassifications

      Certain 1999 and 2000 balances and disclosures have been reclassified to conform to the 2001 presentation.

3.     Liquidity and Operations

      The Company’s net losses for 2001, 2000 and 1999 are primarily attributable to the operating expenses incurred by the Company to design, develop, sell and market its wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently had negative cash flows from operating activities and net losses and had an accumulated deficit of $104,442,326 at December 31, 2001.

      These continued operating losses have severely impacted the Company’s financial position and liquidity. At December 31, 2001, the Company had unrestricted cash on hand of $3,172,609 and accounts payable and accrued expenses of $7,246,941. During 2001, 2000 and 1999, the Company funded its operating activities through its financing operations, primarily private placements of common stock, warrant and stock option exercises, borrowings and convertible preferred stock offerings. As of December 31, 2000, all convertible preferred stock had been converted into common stock.

      Subsequent to December 31, 2001, management has taken steps that it believes are necessary to improve its operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2002.

      During March 2002, the Company’s executive management performed a detailed review of operations and made recommendations to the President of the Company to restructure the Company and reduce the Company’s operating expenses. The President of the Company retains the sole authority to act on these recommendations. The President has initiated a restructuring and cost reduction program with the intent of completing this program by June 2002. Assuming there are no significant changes to the Company’s business plan, management estimates that savings of approximately 30% to 50% from annualized fourth quarter 2001 levels, or savings of approximately $12 million to $20 million per annum, can be achieved once these steps are fully implemented.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Liquidity and Operations, continued:

      The key cash saving initiatives that the President intends to implement are listed below:

•	Worldwide headcount will be significantly reduced.

•	Certain of the Company’s worldwide functions will be consolidated, including engineering, product and research and development.

•	Operations in Asia will be restructured and expenses will be reduced significantly, especially with respect to direct sales, marketing and product efforts. Future Asian operations will focus primarily on channel sales and business development.

•	Operations in Europe will be restructured and expenses will be reduced significantly, especially with respect to internal and outsourced research and development and marketing efforts. Future European operations will focus primarily on channel sales.

•	Marketing expenses, including participation in trade shows, will be reduced and coordinated with, and supported by, partner organizations.

•	Agreements with consultants, vendors and partners will be cancelled or renegotiated in order to minimize cash expenditures through the issuance of the Company’s equity securities and through a reduction or elimination of services.

•	Other various reductions in discretionary costs.

      Subsequent to these changes, management believes that its staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

      Even after the above cost cutting initiatives are implemented, the Company will still be required to obtain outside financing to supplement the Company’s cash position. Potential sources of additional financing include private equity offerings, strategic investments, strategic partnerships and various forms of debt financing. The Company’s management believes that the combination of cash on hand, cash flows from operations, and outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements, based both on its historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from closing additional financings on terms acceptable to the Company.

      In March 2002, the Company raised $9,000,000 in cash through sales of its common stock to institutional investors.

4. Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2001	2002

Furniture and fixtures	$363,499	$285,444

Equipment	1,445,741	1,192,134

Leasehold improvements	288,467	256,232

Demonstration units	2,092,285	1,417,509

	4,189,992	3,151,319

Less accumulated depreciation and amortization	(3,106,581)	(2,309,444)

	$1,083,411	$841,875

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment, continued:

      Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $914,288, $776,133 and $759,332, respectively. XSI had purchased condominium units which were sold during 1999 for gross proceeds of $644,340 resulting in a loss of $20,990. Included in property at December 31, 2001 and 2000, is computer equipment purchased by XSI under capital lease of $27,190 less accumulated depreciation of $11,106 and $2,043, respectively.

5. Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2001	2000

Salaries, benefits and vacation	$1,141,854	$861,417

Expected losses on inventory purchase commitments	885,020	—

Professional fees	454,073	254,739

Warranty reserve	86,915	99,368

Other	375,981	838,835

	$2,943,843	$2,054,359

      The expected losses on inventory purchase commitments reflects management’s estimate of losses to be incurred on shipments of the initial production run of the poma product line. The Company elected to sell the poma systems at prices that are less than their initial production costs to better position the poma in the price-sensitive light commercial and near-consumer markets. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contacts were entered into. Because the inventory had not been received by the company as of December 31, 2001, and is therefore not recorded as an asset, this charge was recorded as an accrued liability which will be reduced as poma inventory shipments are received during 2002.

      Other accruals consist of amounts related to expenses incurred in the normal course of business, such as employee travel costs, sales and other taxes, and royalty costs for software sales.

6. Borrowings

      In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes that required the Company to repay the borrowings by January 2001 unless repaid earlier upon a public or private placement of common stock in excess of $10,000,000. Interest on the notes accrued at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which was recorded as a note discount that was amortized into interest expense over the lives of the notes. In November and December 2000, the principal and unpaid interest were repaid upon completion by the Company of a private placement of common stock. Upon repayment, the remaining note discount balances were expensed as interest expense.

      In June 2000, XSI entered into three capital leases for computer equipment totaling $27,190. The leases have interest rates between 14.0% to 19.5% and mature in three years. At December 31, 2001, the capital lease obligation was $17,717. During 2001 and 2000, the Company incurred interest expense of $835 and $1,057, respectively, related to these capital leases.

      In July 2000, the Company entered into a six-month $1,400,000 term loan with IBM Global Finance (the “2000 IBM Facility”), the terms of which were similar to a facility the Company entered into with IBM during 1999. The borrowing was secured by certain of the Company’s equipment, inventory and accounts

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Borrowings, continued:

receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. During 2001 and 2000, the Company incurred interest expense of $2,377 and $48,431, respectively, related to the 2000 IBM Facility.

      In December 2001, the Company entered into a new revolving credit facility with IBM Global Finance (the “2001 IBM Revolver”). The 2001 IBM Revolver provides for up to $3,000,000 in borrowings based on the Company’s base of eligible U.S. receivables and inventory. Interest on the facility accrues at the prime rate plus 2.0% per annum. The borrowing is secured by the Company’s U.S. assets, excluding patents and intellectual property. The 2001 IBM Revolver includes customary financial covenants and other restrictions, including the requirement that the Company obtain a $1,000,000 irrevocable letter of credit (the “Letter of Credit”) to secure this facility. The Company believes that it will have to post cash collateral in an equal amount to obtain the Letter of Credit. At December 31, 2001, the Company had not made any borrowings under the 2001 IBM Revolver. Subject to the satisfaction of the various requirements of the facility, the Company expects to draw down on the 2001 IBM Revolver during 2002.

7. Stockholders’ Equity

     Common Stock

      During 1999, the Company issued 2,008,229 shares of its common stock through four separate private placements for net cash proceeds of $4,741,560 and for use as consideration for the repayment of $1,250,000 in notes payable. The Company also issued warrants to purchase 200,000 shares of its common stock for between $5.50 and $6.00 per share related to these private placements.

      During 2000, the Company received net cash proceeds of $22,992,004 through the issuance of 7,773,359 shares of its common stock through four separate private placements. The Company also issued warrants to purchase 3,312,437 shares of its common stock for between $4.33 and $10.00 per share related to these private placements.

      During April and May 2001, the Company received net proceeds of $10,192,469 through the private placement of 5,238,094 shares of its common stock to several investors. In connection with this private placement, the Company issued warrants to purchase 1,616,427 shares of its common stock at an exercise price of $5.00 per share and paid $350,000 in finders fees.

      On July 31, 2001, the Company received gross proceeds of $4,000,000 through a private placement of 1,324,503 shares of its common stock. In connection with this private placement, the Company issued callable warrants to purchase 331,126 shares of its common stock at an exercise price of $4.53 per share. The Company also paid $120,000 in cash and issued callable warrants to purchase 39,735 shares of common stock with the same terms to a financial advisor.

      On November 15, 2001, the Company received gross proceeds of $9,250,000 through the private placement of 5,441,175 shares of its common stock. In connection with this private placement, the Company issued callable warrants to purchase 1,360,294 shares of its common stock at an exercise price of $2.55 per share. The Company also paid $266,131 in cash and issued callable warrants to purchase 61,765 shares of common stock with the same terms to a financial advisor and a finder.

      The Company has issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded expenses associated with these services of $606,406, $1,312,630 and $223,547 during 2001, 2000 and 1999, respectively. At December 31, 2001, an additional $253,958 was recorded as prepaid expenses that will be

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Stockholders’ Equity, continued:

amortized during 2002 over the remaining lives of the underlying service agreements. Also during 2001 and 2000, equity securities were issued in settlement of accounts payable of $337,666 and $202,888, respectively, with certain vendors.

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During 2001, 2000 and 1999, the Company issued 57,097, 662,724 and 1,854 shares, respectively, of its common stock and received gross proceeds of $135,659, $1,547,011 and $5,400, respectively, related to these exercises.

      The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received gross proceeds of $3,773,405, $8,274,975 and $1,838,513 through the issuance of 1,881,470, 2,077,700 and 1,545,000 shares of its common stock during 2001, 2000 and 1999, respectively, through the exercise of certain of these warrants. At December 31, 2001, the Company had warrants outstanding to purchase 5,542,814 shares of its common stock at prices that range from $2.25 to $18.00 per share, with a weighted average of $4.06 per share.

      As a condition to the Company’s IPO, certain stockholders were required to escrow 1,800,000 shares of their personal common stock holdings in the Company (the “Escrowed Shares”). The Escrowed Shares were to be returned to the stockholders over a three-year period in the event the Company’s revenues and earnings per share for the 12-month periods ending September 30, 1997, 1998 and 1999 exceeded certain targets or if the Company’s stock price exceeded a certain per share target price. The Company did not meet the targets for escrow release. As a result, on September 30, 1997, 1998 and 1999, 300,000, 750,000 and 750,000 shares, respectively, were released from escrow and canceled by the Company, resulting in a reduction of the Company’s outstanding shares of common stock on these dates of 2.1%, 3.6% and 3.1%, respectively. These shares were not included in the loss per share calculations, so the cancellation of these shares did not affect the reported losses per share.

     Preferred Stock

      From 1997 through 1999, the Company issued certain series of convertible preferred stock. The preferred stock issuances generally accrued interest at 5.0% per year. At December 31, 2000, all shares of the Company’s convertible preferred stock had been converted into shares of its common stock and no preferred stock has been issued since that time.

      During 1998, the Company issued 375 shares of Series C Preferred Stock for gross proceeds of $375,000. As of December 31, 1999, all of the Series C Preferred Stock principal and interest had been converted into 165,230 shares of common stock. During 1999, the Company issued 10,500 shares of Series D Preferred Stock for gross proceeds of $10,000,000. As of December 31, 2000, all of the Series D Preferred Stock principal and interest had been converted into 8,204,596 shares of common stock. During 1999, the Company issued 2,100 shares of Series E Preferred Stock for gross proceeds of $2,000,000. As of December 31, 2000, all of the Series E Preferred Stock principal and interest had been converted into 1,655,714 shares of common stock.

      The Company’s preferred stock issues have included nondetachable conversion features that were considered to be in the money at the date of issuance, representing a beneficial conversion feature. The value of the beneficial conversion was recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders could realize the maximum beneficial conversion. As of December 31, 1999, the value of the beneficial conversion features had been fully accreted against additional paid-in capital.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Stock Options

      On April 18, 1996, the Board of Directors approved, effective January 1, 1996, the Company’s 1996 Omnibus Stock Incentive Plan (the “1996 Plan”). The Company’s 1997, 1999 and 2000 Stock Incentive Plans (the “1997,” “1999” and “2000 Plans,” respectively) were approved at the annual meetings of stockholders held during these respective years.

      Effective June 12, 1990, XSI’s Board of Directors approved the XSI Stock Option Plan. In 1999 and 2000, prior to the Merger of XSI and Xybernaut, all outstanding options were exercised into XSI common stock for proceeds of $58,897 and subsequently converted into 29,000 shares of the Company’s common stock pursuant to the terms of the Merger agreements.

      Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights and shares of common stock to officers, directors, employees and others. Under the terms of these plans, no stock option may be granted at less than the fair market value of the Company’s common stock on the date of grant. Stock options granted to employees are generally exercisable in five equal annual installments beginning one year after the date of grant. Stock options granted to officers and directors are generally exercisable immediately.

      The 1996 Plan, the 1997 Plan, the 1999 Plan and the 2000 Plan authorize the issuance of 650,000, 1,650,000, 3,000,000 and 3,000,000 shares of the Company’s common stock, respectively. At December 31, 2001, 533,011, 1,321,224, 2,816,010, and 2,174,587 of the shares authorized under the 1996 Plan, the 1997 Plan, the 1999 Plan and the 2000 Plan, respectively, were outstanding.

      The following table summarizes information on the Company’s stock options:

	Fiscal 2001		Fiscal 2000		Fiscal 1999

		Weighted		Weighted		Weighted
	Number of	Average Price	Number of	Average Price	Number of	Average Price
	Shares	per Share	Shares	per Share	Shares	per Share

Beginning balance	4,850,752	$4.39	4,761,311	$3.17	1,795,000	$3.59

Granted	2,674,819	$3.29	1,208,600	$8.08	3,309,278	$3.06

Exercised	(57,097)	$2.44	(662,724)	$2.49	(1,800)	$3.00

Cancelled	(623,642)	$5.46	(456,435)	$4.02	(341,167)	$4.54

Ending balance	6,844,832	$3.88	4,850,752	$4.39	4,761,311	$3.17

      The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding

		Weighted Average		Options Exercisable
Range of		Remaining
Exercise	Number	Contractual Life	Weighted Average	Number	Weighted Average
Prices	Outstanding	(Yrs)	Exercise Price	Exercisable	Exercise Price

$1.21-$1.66	1,043,473	7.70	$1.46	938,273	$1.45

$1.67-$3.32	2,549,660	8.10	$2.40	1,492,960	$2.44

$3.33-$4.97	1,768,450	8.10	$4.15	1,050,850	$4.30

$4.98-$23.75	1,483,250	8.00	$7.79	720,916	$6.84

	6,844,833	8.00	$3.88	4,202,999	$3.44

      The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans and, accordingly, does not recognize compensation expense. Had compensation expense for the Company’s plan been determined based on the fair value at

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Stock Options, continued:

the grant date for plan awards consistent with the provisions of SFAS 123, the Company’s net loss and net loss per common and common equivalent shares outstanding would have been the pro forma amounts indicated below:

	Year Ended December 31,

	2001	2000	1999

Net loss — as reported	$(32,199,579)	$(24,185,222)	$(16,697,413)

Net loss — pro forma	$(38,765,245)	$(29,300,074)	$(18,725,068)

Net loss per share — as reported	$(0.63)	$(0.63)	$(0.76)

Net loss per share — pro forma	$(0.76)	$(0.76)	$(0.77)

      The weighted-average fair values of each option at the date of grant for 2001, 2000 and 1999 were $2.36, $6.40 and $1.53, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2001, 2000 and 1999: dividend yield of 0%; expected volatility of 115% in 2001, 139% in 2000 and 70% in 1999; risk-free interest rate of 4.09% in 2001, 6.22% in 2000 and 5.49% in 1999; and expected lives of 3 years.

9. Segment and Enterprise Wide Reporting

      During 1999, the Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 requires the disclosure of certain financial and supplementary information of each reportable segment of an enterprise. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. The financial information disclosed herein materially presents all of the financial information related to the Company’s principal operating segments as a provider of wearable computing and communications systems and software and service solutions.

      The Company established subsidiaries in both Germany and Japan in January 1999. Revenues by geographical destination as a percentage of total revenues for the year ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999

United States	72%	75%	85%

Europe, principally Germany	22%	17%	7%

Asia, principally Japan	6%	8%	8%

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Segment and Enterprise Wide Reporting, continued:

      Operations in various geographical areas are summarized as follows:

	As of and for the years ended December 31,

	2001	2000	1999

North America:

Total revenue	$7,100,445	$7,176,117	$7,097,560

Net loss	25,858,000	21,050,549	14,404,609

Identifiable assets	13,753,301	16,622,010	8,682,778

Europe:

Total Revenue	$2,164,674	$1,599,861	$591,314

Net loss (1)	4,458,126	1,602,518	1,203,968

Identifiable assets	3,278,857	1,585,115	300,422

Asia:

Total revenue	$554,874	$728,913	$663,900

Net loss	1,883,453	1,532,155	1,088,836

Identifiable assets	658,868	2,035,557	3,887,479

(1)	Included in the Company’s operations in Europe are $1,738,676, $511,596 and $0, respectively, in expenses related to research and development activities conducted by a branch of the Company operating in Germany.

      The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the year
	ended December 31,

	2001	2000	1999

Revenue:

Number of Customers	2	1	1

Percent of Total Revenue	30%	11%	12%

Accounts Receivable:

Number of Customers	3	3	—

Percent of Total Accounts Receivable	56%	64%	0%

      For the years ended, December 31, 2001, 2000 and 1999, revenue from the following customers comprised greater than 10% of total revenue: the State of Tennessee Department of Transportation (“DOT”) and Europart KG; Cambridge Technologies Partners (MA), Inc; and Minnesota DOT, respectively. As of December 31, 2001 and 2000, the following customers’ accounts receivable balance comprised greater than 10% of total accounts receivable: IBM, the State of Tennessee DOT and Europart KG; Federal Express, the State of Tennessee DOT and Europart KG, respectively.

      The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and flat panel displays. The Company has also entered into an agreement with IBM in which IBM purchases MA V products from the Company and markets and sells the systems to its own customers. During 2001 and 2000, the Company paid $4,148,523 and $2,406,020, respectively, to IBM related to design and development services and inventory purchases. During 2001, the Company recorded revenues of $532,675 related to sales of MA V products to IBM. The Company’s management believes that the agreements and contracts underlying both the design, development and

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Segment and Enterprise Wide Reporting, continued:

manufacture of the MA V product line and the sale of MA V products to IBM contain arms-length terms and conditions.

      Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit agencies (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During 2001, 2000 and 1999, the Company recorded revenues of approximately $1,700,000, $750,000 and $0, respectively, related to sales of its products to the VAR which were ultimately sold to the End-Users. During 2001, 2000 and 1999, the Company recorded total research and development and sales and marketing expenses of $1,550,000, $50,000 and $0, respectively, related to services performed by the End-Users. The Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

10. Income Taxes

      For the years ended December 31, 2001, 2000 and 1999, no income tax benefit has been provided because the losses could not be carried back and realization of the benefit of the net operating losses carried forward was not assured. In 2001, 2000 and 1999, the Company recognized approximately $34,000, $46,000 and $29,000, respectively, in income tax expense related to foreign operations.

      At December 31, 2001, the Company had approximately $94,000,000 and $3,800,000 of net operating loss carryforwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

      Net deferred tax assets are comprised of the following:

	Years Ended December 31,

	2001	2000	1999

Excess of book over tax depreciation	$432,000	$257,000	$214,000

Net operating loss carryforwards	37,469,000	26,590,000	16,575,000

Adjustment to accrual basis of accounting	—	74,000	148,000

Accrued expenses and reserves	382,000	623,000	280,000

Tax credit carryforwards	63,000	63,000	63,000

Foreign tax credits	—	—	28,000

Foreign net operating loss carryforwards	1,704,000	884,000	510,000

Foreign other	21,000	4,000	9,000

Less valuation allowance	(40,071,000)	(28,495,000)	(17,827,000)

Net deferred tax asset	—	—	—

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Income Taxes, continued:

      The following table is a reconciliation of the effective income tax rate at December 31, 2001:

	Amount	Percent

Pretax book income (loss)	$(31,577,061)	—

Federal, U.S. statutory rate	(10,736,000)	(34.00%)

State, net of federal tax benefit	(1,242,000)	(3.93%)

Valuation allowance	11,402,000	36.11%

Stock Options Exercised	(182,000)	0.58%

Foreign	26,000	0.08%

Other	402,000	1.27%

11. Commitments and Contingencies

     Lease Commitments

      The Company leases operating facilities and equipment under operating leases expiring on various dates through 2006. Future minimum payments under noncancelable operating leases at December 31, 2001 are:

Year Ending December 31,

2002	$786,249

2003	604,944

2004	172,449

2005	155,852

2006	160,528

$1,871,216

      Total rental expense charged to operations for the years ended December 31, 2001, 2000 and 1999 was $778,108, $680,674 and $492,829, respectively.

     Inventory Commitments

      At December 31, 2001, the Company had commitments to purchase inventory, tooling and engineering and other services from its suppliers and manufacturers related to its current hardware product lines. The Company is currently obligated to purchase certain components of the MA V system from IBM, including approximately 24,000 computing units (the “MA V CPUs”). The MA V CPUs are scheduled for purchase over an 15 month period following final acceptance by the Company, which acceptance is determined by a number of criteria including receipt of comprehensive product documentation and other defined deliverables. All criteria for acceptance had not been met at the time of this filing, but the Company expects that all criteria will likely be met in the first half of 2002. Subsequent to acceptance, the Company may cancel its purchase commitment by paying a cancellation fee in an amount not to exceed approximately $4,000,000 and that decreases in proportion to the number of MA V CPUs purchased over the contract period. The Company is currently in discussions with IBM to defer a portion of these commitments to future generations of the MA series and other services, which would extend the timing required for the Company to meet these commitments. However, there can be no assurance that the Company will be successful in renegotiating this commitment. In addition to the obligation related to the MA V CPUs, the Company has commitments to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors related to the MA V, poma, MA TC and future product lines.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Commitments and Contingencies, continued:

      The Company believes that the timing and amount of many of these shipments, services and payments may be adjusted through the payment of cancellation fees, contract negotiations or the satisfaction of obligations through the issuance of the Company’s equity securities. However, there can be no assurance that the Company can successfully modify these contracts or commitments. Excluding the potential impact of contract modifications, the Company estimates that it will make payments of $10,000,000 during 2002 related to inventory commitments for the current product lines under which the Company was obligated as of December 31, 2001. The Company estimates that it will make additional payments totaling $7,000,000 during 2002 and $26,000,000 during 2003 related to inventory commitments for the current product lines under which the Company anticipates it will obligate itself in order to execute its business plan for 2002 and otherwise complete its current commitments. Included in the 2003 amount is the final purchase of the MA V CPUs. The Company expects that it will enter into similar inventory and engineering commitments in the future as it designs, develops and procures future wearable computer product lines.

  Legal Proceedings

      The Company is involved in routine legal and administrative proceedings and claims of various types. While any such proceeding or claim contains an element of uncertainty, management does not expect that they will have a material adverse effect on the Company’s results of operations or financial position.

12. Related Party Transactions

      The Company uses a member of its Board of Directors as its patent counsel. The Company had expenditures of $421,333, $174,468 and $239,598 during 2001, 2000 and 1999, respectively, in legal services payable to this Director. These amounts represent gross payments made by the Company and the counsel is responsible for all overhead, professional, administrative and other expenditures incurred by his law firm. The law firm bills the Company in accordance with its established standard billing rates used in the past with its other clients. During 2001, the Company represented the law firm’s only significant client. The Director also serves as the Company’s processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The director is paid only the amount that is passed through to these other law firms and agencies and pays administrative services related to these services. The Company made payments of $485,827, $266,026 and $224,377 during 2001, 2000 and 1999, respectively, to this Director’s law firm related to services rendered by the Director’s law firm as the Company’s processing agent for all foreign patent and trademark filing and prosecution expenses. The Company’s management believes that the relationship with this law firm is based on arms-length terms and conditions.

      The Company uses a law firm, in which an officer and member of its Board of Directors is a partner, for services related to financings, litigation, SEC filings and other general legal matters. The Company had expenditures of $392,524, $446,320 and $663,075 during 2001, 2000 and 1999, respectively, in legal services payable to this law firm.

      In 1999, the Company used a law firm, in which a former member of its Board of Directors was a partner, for services related to litigation and other general legal matters. The Company had expenditures of $218,687 during 1999 in legal services payable to this law firm.

      Two of the Company’s executive officers were members of the board of directors of a former customer that purchased software products and consulting services from the Company. During 2001, this customer was forced to cease operations when its largest customer withheld payment for ongoing services. During 2001 and 2000, the Company recorded revenues on sales to this customer of $29,603 and $573,955, respectively. As of December 31, 2000, the Company had a $259,566 accounts receivable balance remaining from this customer.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Related Party Transactions, continued:

During 2001, the Company collected $259,333 from this customer and wrote off the remaining $29,836 balance.

      During 2000 and 1999, Xybernaut GmbH used a company to provide configuration and technical support services and a separate company to act as a distributor of the Company’s hardware products. The executive officers of these two companies are the son and daughter-in-law of one of the Company’s Senior Vice Presidents and member of its Board of Directors. During 2001, 2000 and 1999, the Company incurred expenses related to the technical support services totaling $0, $180,456 and $294,315, respectively. During 2001, 2000 and 1999, the Company recognized revenue related to distribution sales of its hardware products totaling $0, $313,843 and $14,500, respectively. During 2000, the Company terminated its relationship with these two companies and established a reserve of $108,856 against the accounts receivable balance owed by one of the companies. This balance was written off in 2001.

      During 2001 and 2000, the Company incurred expenses of $315,146 and $412,473, respectively, for salary and other compensation payable to an Executive Vice President and the Vice Chairman of the Board of Directors of the Company, who is the brother of the Company’s President, Chief Executive Officer and Chairman of its Board of Directors. During 1999, the Company incurred expenses of $211,621 for consulting services payable to this person. During 2001, 2000 and 1999, the Company incurred expenses of $354,491, $389,687 and $258,694, respectively, for salary and other compensation payable to the Company’s President, Chief Executive Officer and Chairman of its Board of Directors. During 2001, 2000 and 1999, the Company also incurred expenses of $84,886, $74,110 and $63,490, respectively, for salary and other compensation payable to the Vice President for International Affairs, who is the wife of the Company’s President, Chief Executive Officer and Chairman of its Board of Directors. The Company believes that the salary and benefits paid to these employees is commensurate with that which would be paid to other qualified candidates with similar skills and experience. Further, the compensation committee of the Company’s Board of Directors reviews and approves the salary and benefits provided to the Executive Vice President and Vice Chairman of the Board of Directors and the President, Chief Executive Officer and Chairman of its Board of Directors.

      Periodically, the Company has borrowed from, or made loans to, certain of its executive officers. During 1998, XSI loaned $64,254 to various officers to fund the purchase of XSI common stock. The notes accrued interest at 8.0% annually and required quarterly payments of interest. The outstanding principal and interest were repaid in full prior to the Merger of Xybernaut and XSI in April 2000. On various dates during 1999, the Company borrowed $583,000 from several officers of the Company for general working capital purposes pursuant to non-interest bearing promissory notes or agreements. All of these borrowings had been repaid at December 31, 1999 except for $10,000, which was repaid in February 2000.

      Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a margin loan from an investment bank. The loan was made pursuant to a Promissory Note that is secured by shares of the officer’s personal common stock holdings of the Company. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate from 8.0% to 6.0%, reflective of a general decline in interest rates over this period. The outstanding principal and interest owed to the Company under this Promissory Note totaled $1,026,708 and $997,981 at December 31, 2001 and 2000, respectively.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Business Combination

      On April 7, 2000, the Company acquired XSI, a provider of enterprise management services and software for projects, maintenance and work flow, for approximately $8,100,000 (the “Merger”). Pursuant to the terms of the Merger, the Company issued 429,327 shares of its common stock valued at an effective price of $18.97 per share. The Merger was accounted for as a pooling of interests. The terms of the Merger were determined in arms-length negotiations between the Company and XSI. A fairness opinion for the acquisition was provided to the Company’s board of directors by Merrill Lynch. This opinion covered only the fairness of the exchange ratio for the Merger from a financial point of view and did not address the merits of the decision to merge with XSI or the financial impact of such Merger. The former chairman and CEO of XSI served on Xybernaut’s board of directors during 1996 and 1997 and currently serves as an executive officer of Xybernaut.

      Prior to the Merger, there were no material transactions between Xybernaut and XSI. The Company incurred costs of $621,048 associated with the Merger. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal, and accounting services, and $168,365 in non-cash charges to conform certain of XSI’s accounting policies to those of the Company.

      The following information presents certain income statement data of Xybernaut and XSI for the periods preceding the Merger:

	For the Three	For the Twelve
	Months Ended	Months Ended
	March 31, 2000	December 31, 1999

Revenue:

Xybernaut	$1,498,192	$3,340,272

XSI	606,280	5,012,502

	$2,104,472	$8,352,774

Net Income/(Loss):

Xybernaut	$(4,534,762)	$(16,775,797)

XSI	(240,643)	78,384

	$(4,775,405)	$(16,697,413)

14. Subsequent Events

      On January 1, 2002, the Company entered into an agreement with a vendor to provide it with marketing services and certain retail space at the Waldorf Astoria Hotel in New York City. The agreement has an initial term of two years and will be extended for an additional three year term unless either company chooses to not extend the agreement. In connection with this agreement, the Company issued 400,000 shares of stock and will pay $500,000 in each year of the initial two-year term.

      In March 2002, the Company received gross proceeds of $9,000,000 through private placements of 5,625,000 shares of its common stock, representing an approximate 20% discount to the closing prices of the Company’s common stock on the days preceding the closings. In connection with these private placements, the Company issued to the investors callable warrants to purchase 1,406,250 shares of its common stock at an exercise price of $3.00 per share. The Company also paid $270,000 in cash to financial advisors.

      On March 6, 2002, the Company held a special shareholders’ meeting, during which the stockholders approved an increase in the number of authorized, but unissued, shares of the Company’s common stock from 80,000,000 to 200,000,000. There was no change in the number of issued shares of the Company’s common stock as a result of this meeting.

XYBERNAUT CORPORATION

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Financial Data (Unaudited)

      In management’s opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. Included in the second quarter of fiscal 2000 are non-recurring charges related to the Merger. All other adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

XYBERNAUT CORPORATION

Schedule I — Quarterly Consolidated Financial Data

	2001 Quarters Ended

	March 31,	June 30,	September 30,	December 31,

Total revenue	$2,275,222	$2,021,563	$2,316,413	$3,206,795

Gross profit/(loss)	570,847	(557,078)	779,282	296,558

Net loss	(5,936,589)	(8,453,995)	(8,073,236)	(9,735,759)

Net loss per share (basic and diluted)	$(0.13)	$(0.17)	$(0.15)	$(0.17)

	2000 Quarters Ended

	March 31,	June 30,	September 30,	December 31,

Total revenue	$2,104,472	$2,932,435	$2,016,806	$2,451,178

Gross profit/(loss)	547,944	906,510	(429,578)	(99,049)

Net loss	(4,775,405)	(5,862,012)	(5,941,963)	(7,605,842)

Net loss per share (basic and diluted)	$(0.13)	$(0.15)	$(0.15)	$(0.18)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON SUPPLEMENTAL INFORMATION

To the Board of Directors and

Stockholders of Xybernaut Corporation

      In connection with our audit of the consolidated financial statements of Xybernaut Corporation referred to in our report dated February 8, 2002 (except for Note 3 as to which the date is March 13, 2002) which is included in this Form 10-K, we have also audited Schedule II as of December 31, 2001 and for each of the three years then ended. In our opinion, this schedule present fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Vienna, VA

February 8, 2002

XYBERNAUT CORPORATION

SUPPLEMENTAL FINANCIAL INFORMATION

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance
	Beginning of	Costs and		at End
	Year	Expenses	Write-offs	of Year

Allowance for accounts receivable:

Year ended December 31, 2001	$129,355	$212,259	$(251,317)	$90,297

Year ended December 31, 2000	140,968	59,120	(70,733)	129,355

Year ended December 31, 1999	168,193	262,096	(289,321)	140,968

Reserve for inventory:

Year ended December 31, 2001	$1,370,000	$944,214	$(2,172,934)	$141,280

Year ended December 31, 2000	120,000	1,250,000	—	1,370,000

Year ended December 31, 1999	770,557	120,000	(770,557)	120,000

Reserve for tooling costs:

Year ended December 31, 2001	$250,000	$—	$(250,000)	$—

Year ended December 31, 2000	—	250,000	—	250,000

Year ended December 31, 1999	—	—	—	—
Valuation allowance for deferred tax asset

Year ended December 31, 2001	$28,495,000	$11,576,000	$—	$40,071,000

Year ended December 31, 2000	1,782,700	10,668,000	—	12,450,700

Year ended December 31, 1999	11,446,000	6,049,000	—	17,495,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Items 10 through 13 will be filed pursuant to a definitive proxy statement or an amendment to this Form 10-K.

Item 14.	Exhibits, Lists and Reports on Form 8-K.

1.1	—	Form of Financial Consulting Agreement between the Company and the Representative.	(1)
2	—	Form of Agreement and Plan of Merger by and among Xybernaut, Selfware, Subsidiary and certain shareholders of Selfware.	(10)
3.1	—	Certificate of Incorporation of the Company, as Amended.	(5)
3.2	—	Bylaws of the Company (as Amended on September 24, 1998).	(5)
3.3	—	Certificate of Designation of the Series D Preferred Stock.	(6)
3.4	—	Certificate of Designation of the Series E Preferred Stock.	(7)
3.5	—	Form of Amendment to Article Fourth to the Company’s Certificate of Incorporation.	*
4.1	—	Warrant Exercise Fee Agreement.	(1)
4.2	—	Form of Forfeiture Escrow.	(1)
4.3	—	Form of specimen certificate for Units.	(1)
4.4	—	Form of specimen certificate for Common Stock.	(1)
4.5	—	Form of Warrant.	(2)
4.6	—	Form of Securities Purchase Agreement for Series D Preferred Stock.	(6)
4.7	—	Form of Warrant in connection with the placement of Series D Preferred Stock.	(6)
4.8	—	Form of Securities Purchase Agreement for Series E Preferred Stock.	(7)
4.9	—	Form of Warrant in connection with the placement of Series E Preferred Stock.	(7)
4.10	—	Warrant issued in connection with the October 1999 Bridge Loan Financing.	(13)
4.11	—	Form of Warrant issued to Crystalite Investments, Ltd.	(9)
4.12	—	Form of Warrant issued to International Business Solutions, Inc.	(9)
4.13	—	Form of Warrant issued to E. Dell Smith.	(9)
4.14	—	Form of Warrant issued to Christina S. Kohlhaas.	(9)
4.15	—	Form of Warrant issued to E. Dell Smith.	(9)
4.16	—	Form of Registration Rights Agreement by and among Xybernaut and Selfware Stockholders.	(10)
4.17	—	Form of Warrant issued to Dalston Holdings Limited.	(14)
4.18	—	Form of Warrant issued to Archway Holdings Limited.	(12)
4.19	—	Form of Warrant issued in connection with the November 2000 private placement.	(12)
4.20	—	Form of Common stock Purchase Agreement dated September 29, 2000.	(12)
4.21	—	Form of Common stock and Warrant Purchase Agreement dated as of Nov. 2000 private placement.	(12)
4.22	—	Form of Registration Rights Agreement in connection with November 2000 private placement.	(12)
4.23	—	Form of Warrant issued to Archway Holdings Limited.	(17)
4.24	—	Form of Common Stock and Warrant Purchase Agreement, dated as of April 19, 2001, between Archway Holdings Limited and Xybernaut Corporation.	(17)
4.25	—	Form of Registration Rights Agreement, dated as of April 19, 2001, between Archway Holdings Limited and Xybernaut Corporation.	(17)
4.26	—	Form of Warrant issued to Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited, The dotCom Fund, LLC, Alpha Capital Aktiengesellschaft, Vertical Ventures, LLC and Atlas Capital Services, Inc.	(17)
4.27	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 4, 2001, among Xybernaut Corporation, Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and The dotCom Fund, LLC.	(17)

4.28	—	Form of Registration Rights Agreement, dated as of May 4, 2001, among Xybernaut Corporation, Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and The dotCom Fund, LLC.	(17)
4.29	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 4, 2001, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(17)
4.30	—	Form of Registration Rights Agreement, dated as of May 4, 2001, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(17)
4.31	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 4, 2001, between Vertical Ventures, LLC and Xybernaut Corporation.	(17)
4.32	—	Form of Registration Rights Agreement, dated as of May 4, 2001, between Vertical Ventures, LLC and Xybernaut Corporation.	(17)
4.33	—	Form of Agreement, dated May 1, 2001, between Atlas Capital Services, Inc. and Xybernaut Corporation.	(17)
4.34	—	Form of Warrant issued to Eva Holdings Limited.	(18)
4.35	—	Form of Common Stock and Warrant Purchase Agreement, dated as of June 30, 2001, between Eva Holdings Limited and Xybernaut Corporation.	(18)
4.36	—	Form of Registration Rights Agreement, dated as of June 30, 2001, between Eva Holdings Limited and Xybernaut Corporation.	(18)
4.37	—	Form of Warrant issued to DaVinci International Limited.	(18)
4.38	—	Form of Warrant issued to Texas Instruments Incorporated.	(18)
4.39	—	Form of Warrant issued to Holly Investments Limited.	(19)
4.40	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 15, 2001, between Holly Investments Limited and Xybernaut Corporation.	(19)
4.41	—	Form of Registration Rights Agreement, dated as of November 15, 2001, between Holly Investments Limited and Xybernaut Corporation.	(19)
4.42	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 15, 2001, among Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and Xybernaut Corporation.	(19)
4.43	—	Form of Registration Rights Agreement, dated as of November 15, 2001, among Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and Xybernaut Corporation.	(19)
4.44	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 15, 2001, among Cleveland Overseas Ltd., ZLP Master Technology Fund, Ltd., Vertical Ventures Ltd. And Xybernaut Corporation.	(19)
4.45	—	Form of Registration Rights Agreement, dated as of November 15, 2001, among Cleveland Overseas Ltd., ZLP Master Technology Fund, Ltd., Vertical Ventures Ltd. and Xybernaut Corporation.	(19)
4.46	—	Form of Warrant issued to each of Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited, Cleveland Overseas Ltd., ZLP Master Technology Fund, Ltd., Vertical Ventures Ltd. and Atlas Capital Services, LLC.	(19)
4.47	—	Agreement, dated November 15, 2001, between Atlas Capital Services, LLC and Xybernaut Corporation.	(19)
4.48	—	Agreement for Payment of Account, dated November 27, 2001, between frog werk, Inc. and Xybernaut Corporation.	(19)
10.1	—	December 31, 1994 Acquisition Agreement between the Company and Tech Virginia.	(1)
10.2	—	Form of Indemnification Agreement to be entered into between the Company and each officer and director of the Company.	(1)
10.3	—	Form of Employment Agreement between the Company and Edward G. Newman.	(13)
10.4	—	Form of Employment Agreement between the Company and Steven A. Newman.	(13)
10.5	—	Form of Employment Agreement between the Company and Eugene Amobi.	(16)
10.6	—	November 30, 1994 Lease Agreement between Hyatt Plaza Limited Partnership and the Company.	(1)
10.7	—	October 27, 1994 Residential Deed of Lease between the Company and Frank E. and Heather H. Moxley.	(1)
10.8	—	1996 Omnibus Stock Incentive Plan.	(1)

10.9	—	1997 Omnibus Stock Incentive Plan.	(2)
10.10	—	Multicosm Ltd. Software Licensing Agreement.	(1)
10.11	—	Business Loan Agreement, Promissory Note and Commercial Security Agreement by and Between Fairfax Bank & Trust Company and the Company.	(1)
10.12	—	December 10, 1996 Lease Agreement between Autumnwood Apartments and the Company.	(3)
10.13	—	First Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(4)
10.14	—	December 5, 2000 Lease Agreement between the Company and American Management Systems Inc.	(16)
10.15	—	Form of Exclusive Licensing Agreement between Data DiskTechnology, Inc. and the Company.	(4)
10.16	—	Form of Exclusive Licensing Agreement between SBS Vertrieb GmbH and the Company.	(4)
10.17	—	Form of Software Distribution Agreement between Multicosm LTD and the Company.	(4)
10.18	—	First Amendment to Office Lease Agreement between Hyatt Plaza Limited Partnership and Tech International of Virginia, L.L.C.	(4)
10.19	—	Second Amendment to Storage Space Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(5)
10.20	—	Second Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(5)
10.21	—	Third Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(5)
10.22	—	Form of Registration Rights Agreement in connection with the placement of Series D Preferred Stock.	(6)
10.23	—	Form of Escrow Agreement in connection with the placement of Series D Preferred Stock.	(6)
10.24	—	Form of finder’s agreement in connection with the placement of Series D Preferred Stock.	(6)
10.25	—	Form of Registration Rights Agreement in connection with the placement of Series E Preferred Stock.	(7)
10.26	—	Form of Escrow Agreement in connection with the placement of Series E Preferred Stock.	(7)
10.27	—	Form of finder’s agreement in connection with the placement of Series E Preferred Stock.	(7)
10.28	—	Purchase Agreement dated as of November 19, 1999.	(13)
10.29	—	Registration Rights Agreement dated November 19, 1999.	(13)
10.30	—	Escrow Agreement dated as of November 19, 1999.	(13)
10.31	—	1999 Stock Incentive Plan.	(8)
10.32	—	2000 Stock Incentive Plan.	(15)
10.33	—	Form of Restated Bridge Loan Financing Agreement dated October 18, 1999.	(11)
10.34	—	Form of Employment Agreement between the Company and John F. Moynahan.	(11)
10.35	—	Form of Purchase Agreement dated as of November 19, 1999.	(11)
10.36	—	Form of Restated Bridge Financing Agreement dated as of October 18, 1999, restated as of December 30, 1999.	(11)
10.37	—	Form of Common Stock Purchase Agreement dated as of January 3, 2000.	(9)
10.38	—	Form of Registration Rights Agreement dated as of November 19, 1999.	(11)
10.39	—	Form of Escrow Agreement dated as of November 19, 1999.	(11)
10.40	—	Agreement and Plan of Merger dated as of April 7, 2000.	(10)
10.41	—	Registration Rights Agreement dated as of April 7, 2000.	(10)
10.42	—	Form of Common Stock Purchase Agreement dated as of June 23, 2000.	(14)
10.43	—	Form of Amended and Restated Agreement for Wholesale Financing (Security Agreement).	*
10.44	—	Form of Addendum to Agreement for Wholesale Financing Flexible Payment Plan.	*

10.45	—	Form of Exhibit A (“FPP Exhibit A”) to Addendum to Agreement for Wholesale Financing — Flexible Payment Plan (“FPP Addendum”).	*
10.46	—	Form of Promissory Note.	*
10.47	—	Form of Pledge Agreement.	*
16	—	Letter on Change in Certifying Accountant.	(10)
23.1	—	Consent of Grant Thornton LLP.	*
27.1	—	Financial Data Schedule.	*

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, No. 333-4156, filed on July 15, 1996.

(2)	Incorporated by reference to the Amendment to the Company’s Registration Statement on Form SB-2, No. 333-65123, filed on October 30, 1998

(3)	Incorporated by reference to the Company’s 1996 Annual Report on Form 10-KSB, No. 0-15086, filed on March 3, 1997.

(4)	Incorporated by reference to the Company’s 1997 Annual Report on Form 10-KSB, No. 0-15086, filed on March 3, 1998.

(5)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-KSB, No. 0-15086, filed on April 15, 1999.

(6)	Incorporated by reference to the Registration Statement on Form S-3, as amended, file No. 333-77769, filed on May 4, 1999.

(7)	Incorporated by reference to the Registration Statement on Form S-3, as amended, file No. 333-80837, filed on June 16, 1999.

(8)	Incorporated by reference to the Registration Statement on Form S-8, file No. 333-94463, filed on January 12, 2000.

(9)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-33940 filed on April 4, 2000.

(10)	Incorporated by reference to the report on Form 8-K, file No. 000-21013, filed on April 18, 2000.

(11)	Incorporated by reference to the report on Form 10-KSB, No. 000-21013, filed on April 21, 2000.

(12)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-51974, filed on December 15, 2000.

(13)	Incorporated by reference to the Company’s 1999 Annual Report on Form 10KSB No. 000-21013, filed on March 17, 2000.

(14)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-40996, filed on July 7, 2000.

(15)	Incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on September 29, 2000, and annexed as Exhibit A thereto.

(16)	Incorporated by reference to the report on Form 10-K, No. 000-21013, filed on March 9, 2001.

(17)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-60556, filed on May 9, 2001.

(18)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-68832, filed on August 31, 2001.

(19)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-74182, filed on November 29, 2001.

*	Filed Herewith.

  REPORTS ON FORM 8-K

      The Company has not filed any Report on Form 8-K during the last quarter of fiscal year 2001.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XYBERNAUT CORPORATION

By:	/s/ EDWARD G. NEWMAN

Edward G. Newman
Chief Executive Officer and
Chairman of the Board of Directors

Date: March 27, 2002

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. NEWMAN Edward G. Newman	President, Chief Executive Officer and Chairman of the Board of Directors	March 27, 2002

/s/ STEVEN A. NEWMAN Steven A. Newman	Executive Vice President and Vice Chairman of the Board of Directors	March 27, 2002

/s/ KAZUYUKI TOYOSATO Kaz Toyosato	Executive Vice President and Director	March 27, 2002

/s/ JOHN F. MOYNAHAN John F. Moynahan	Senior Vice President, Chief Financial Officer and Treasurer	March 27, 2002

/s/ EDWIN VOGT Edwin Vogt	Senior Vice President and Director	March 27, 2002

/s/ EUGENE J. AMOBI Eugene J. Amobi	Vice President and Director	March 27, 2002

/s/ MARTIN ERIC WEISBERG Martin Eric Weisberg	Secretary and Director	March 27, 2002

/s/ KEITH P. HICKS Keith P. Hicks	Director	March 27, 2002

/s/ PHILLIP E. PEARCE Phillip E. Pearce	Director	March 27, 2002

/s/ JAMES J. RALABATE James J. Ralabate	Director	March 27, 2002

/s/ LT. GEN. HARRY E. SOYSTER Lt. Gen. Harry E. Soyster	Director	March 27, 2002