Form 10-Q
period 2002-03-31
XYBERNAUT CORP
filed 2002-05-15
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2002 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO
COMMISSION FILE NUMBER: 0-21013

XYBERNAUT CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION)	54-1799851 (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock — $0.01 par value	Outstanding at May 13, 2002 65,881,013

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2002	2001

Current assets:
Cash and cash equivalents	$3,481,431	$3,172,609
Restricted cash	650,904	500,000
Accounts receivable, net of allowances of $279,733 and $213,434	3,452,534	3,283,828
Inventory, net of reserves of $84,962 and $141,280	5,074,831	4,621,019
Notes receivable from officers, net	1,051,201	1,053,794
Prepaid and other current assets	2,541,407	915,512

Total current assets	16,252,308	13,546,762

Property and equipment, net	1,139,229	1,083,411

Other assets:
Patent costs, net of accumulated amortization of $1,222,780 and $1,115,910	1,342,935	1,235,017
Tooling costs, net of accumulated amortization of $114,123 and $97,996, and reserves of $0, respectively	1,086,801	1,108,869
Other	714,571	716,967

Total other assets	3,144,307	3,060,853

Total assets	$20,535,844	$17,691,026

Current liabilities:
Accounts payable	$4,886,152	$4,303,078
Accrued expenses and other	2,903,845	2,943,843
Deferred revenue	43,704	40,288
Notes and loans payable	15,528	17,717

Total current liabilities	$7,849,229	$7,304,926

Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value, 120,000,000 and 80,000,000 shares authorized, 65,881,013 and 59,528,113 shares issued and outstanding	$658,810	$595,281
Additional paid-in capital	124,794,332	114,523,028
Foreign currency translation	(308,561)	(289,883)
Accumulated deficit	(112,457,966)	(104,442,326)

Total stockholders’ equity	$12,686,615	$10,386,100

Total liabilities and stockholders’ equity	$20,535,844	$17,691,026

The accompanying notes are an integral part of these condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2002	2001

Revenue:
Hardware	$1,760,192	$1,275,760
Software	—	82,391

Total product	1,760,192	1,358,151
Consulting, licensing and other	1,049,729	917,071

Total revenue	2,809,921	2,275,222
Cost of sales:
Hardware	1,457,512	1,082,901
Software	—	36,538

Total product	1,457,512	1,119,439
Consulting, licensing and other	665,465	584,936

Gross income	686,944	570,847
Operating expenses:
Sales and marketing	5,187,425	3,100,374
General and administrative	1,653,362	1,646,936
Research and development	1,904,766	1,845,151

Total operating expenses	8,745,553	6,592,461

Operating loss	(8,058,609)	(6,021,614)
Interest and other income, net	45,003	91,014

Loss before provision for income taxes	(8,013,606)	(5,930,600)
Provision for income taxes	2,034	5,989

Net loss	(8,015,640)	(5,936,589)
Net loss per share (basic and diluted)	$(0.13)	$(0.13)

Weighted average number of shares outstanding (basic and diluted)	60,773,611	45,395,818

The accompanying notes are an integral part of these condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(8,015,640)	$(6,124,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465,779	424,613
Provision for bad debts	50,000	—
Non-cash charges for equity securities issued for services	215,517	80,800
Changes in assets and liabilities:
Inventory	(326,398)	745,847
Accounts receivable	(243,996)	976,655
Prepaid and other current assets	(228,969)	260,229
Other assets	(3,329)	(11,691)
Accounts payable	599,384	(551,620)
Accrued expenses and other	(5,411)	(253,468)
Deferred revenue	3,417	128,719

Net cash used in operating activities	(7,489,646)	(4,324,460)

Cash flows from investing activities:
Acquisition of property and equipment	(345,169)	(235,869)
Acquisition of patents and trademarks	(235,214)	(179,437)
(Increase) / decrease in restricted cash	(151,053)	15,350
Notes receivable from officers, net	(23,407)	(148,919)
Capitalization of tooling costs	(25,617)	(363,730)

Net cash used in investing activities	(780,460)	(912,605)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	8,730,000	—
Exercise of stock options	3,047	—
Payments for:
Notes and loans	—	(466,668)
Capitalization of loan costs	(20,000)	(10,000)

Net cash provided by financing activities	8,713,047	(476,668)

Effect of exchange rate changes on cash and cash equivalents	(134,119)	(22,456)
Net increase (decrease) in cash and cash equivalents	308,822	(5,736,189)
Cash and cash equivalents, beginning of period	3,172,609	8,848,715

Cash and cash equivalents, end of period	$3,481,431	$3,112,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$727	$3,673

Cash paid for taxes	$39,789	$29,502

Supplemental disclosure of non-cash financing activities:
Equity securities issued for future services, recorded as prepaid expenses	$1,631,787	$119,601

The accompanying notes are an integral part of these condensed consolidated financial statements

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation (“Xybernaut” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of Company management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2002 and December 31, 2001, and the results of their operations and cash flows for the three months ended March 31, 2002 and 2001. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2002. Please refer to the Company’s Annual Report on Form 10-K for the complete financial statements.

2.     THE COMPANY

Xybernaut Corporation, a Delaware corporation (“Xybernaut” or the “Company”), is engaged in the research, development, commercialization and production of mobile, wearable computing and communication systems along with software and service solutions designed to enhance productivity, improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). The Mobile Assistant® (“MA®”) series is the Company’s primary wearable computer hardware product line, with the Mobile Assistant IV (the “MA IV”), MA V and MA TC currently available. The Company also markets and sells the poma™, a wearable computer targeted at the light-commercial and near-consumer markets.

The Company was formed in 1990 and completed its Initial Public Offering (“IPO”) in 1996. In April 2000, Xybernaut acquired Selfware, Inc, which subsequently changed its name to Xybernaut Solutions, Inc. (“XSI”). The merger was accounted for as a pooling of interests.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RESTRICTED CASH

At March 31, 2002 and December 31, 2001, the Company had $650,904 and $500,000 in restricted cash. Included at both dates is a $500,000 cash deposit that secures a long-term services contract. Also included in the March 31, 2002 balance is a $150,904 cash deposit that secures a bank guaranty related to an inventory procurement commitment for the poma product line.

INVENTORY

At March 31, 2002, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

During 2001, a charge of $885,019 was recorded to reflect management’s estimate of losses to be incurred on shipments of the initial production run of the poma product line. The Company elected to sell the poma systems at prices that are less than their initial production costs to favorably position the poma in the price-sensitive light-commercial and near-consumer markets. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contracts were entered into. Because the inventory had not been received by the Company as of December 31, 2001, and was therefore not recorded as an asset, this charge was recorded as an accrued liability, which is being reclassified to an inventory reserve as poma inventory shipments are received during 2002. During the three months ended March 31, 2002, the Company began receiving inventory shipments from the manufacturer and also began selling poma systems to its customers. As of March 31, 2002, the Company had an inventory reserve of $84,962 and an accrued liability of $771,556 based on the number of poma units received, shipped and on-order. At December 31, 2001, an inventory reserve of $141,280 was established for hard disk drives that were purchased for the MA V product line but later replaced with higher-capacity hard disk drives. During the three months ended March 31, 2002, all of the hard drives were sold in bulk at an amount approximating their net carrying value and the reserve of $141,280 at December 31, 2001 related to these hard drives had been fully utilized as of March 31, 2002. No additional provisions for inventory were recorded during the three months ended March 31, 2002 as management believes that current reserves are adequate to cover existing inventory levels. Additionally, no provision for inventory was recorded during the three months ended March 31, 2001.

As of March 31, 2002, net of the effects of reserves and write-offs, the Company’s inventory consisted of $2,475,198 in MA V systems and components, $2,194,097 in MA TC systems and components, $315,850 in MA IV systems and components, and $89,686 in poma systems and components.

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

RECLASSIFICATIONS

Certain 2001 balances and disclosures have been reclassified to conform to the 2002 presentation.

4. LIQUIDITY AND OPERATIONS

The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, sell and market its wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $112,457,966 at March 31, 2002.

These continued operating losses have severely impacted the Company’s financial position and liquidity. At March 31, 2002, the Company had unrestricted cash on hand of $3,481,431 and accounts payable and accrued expenses of $7,789,997. During 2002, 2001 and 2000, the Company has funded its operating activities through its financing activities, primarily private placements of equity, warrant and stock option exercises and borrowings.

During 2002, management has taken steps that it believes are necessary to improve its operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2002.

During March 2002, the Company performed a detailed review of operations in order to significantly reduce the Company’s operating expenses. The Company began implementation of this cost cutting program beginning in April 2002 and intends to complete this program by the end of June 2002. Assuming there are no significant changes to the Company’s business plan, management has targeted savings of approximately 30% to 40% from annualized fourth quarter 2001 levels once these steps are fully implemented.

Management expects that the Company’s operating expenses will decline from recent quarters during the second quarter of 2002, which is the period during which this cost cutting program is being implemented. Management also expects to record an approximate $100,000 to $200,000 non-recurring restructuring charge during the second quarter of 2002 related to these cost cutting measures. Management’s initial target is an operating expense level of $6,000,000 to $7,000,000 per quarter, beginning with the quarter ending September 30, 2002. In addition, the Company also intends to take additional actions and make additional structural changes to reduce the operating expenses significantly beyond these levels. Future significant fluctuations may still occur as a result of the Company’s research and development activities, which will still fluctuate depending on the Company’s wearable computer product development cycle during any given period.

     The key cash saving initiatives that the Company has, or intends to, implement are listed below:

•	Worldwide headcount has been reduced by 15% from approximately 145 full-time employees to approximately 123 full-time employees.

•	The Company’s worldwide engineering and product functions have been consolidated.

•	Operations in Asia were significantly reduced, especially related to direct sales, marketing and product efforts. Future Asian operations will focus primarily on channel sales and business development.

•	Participation in trade shows and advertising activities will be reduced.

•	Agreements with certain consultants, vendors and partners have been, and will continue to be, cancelled or renegotiated in order to minimize cash expenditures through the issuance of the Company’s equity securities, the renegotiation of terms and a reduction or elimination of services.

•	Other various reductions in discretionary costs have been, and will continue to be, implemented.

Subsequent to these changes, management believes that its staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

Even after the above cost cutting initiatives are implemented, the Company will still be required to obtain outside financing to supplement the Company’s cash position through 2002 and potentially thereafter. Potential sources of additional financing include private equity offerings, strategic investments, strategic partnerships and various forms of debt financing. The Company’s management believes that the combination of cash on hand, cash flows from operations, and outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements, based both on its historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

During March 2002, the Company raised $9,000,000 in cash through sales of its common stock to institutional investors.

5.     BORROWINGS

In December 2001, the Company entered into a revolving credit facility with IBM Global Finance (the “IBM Revolver”). The IBM Revolver provides for up to $3,000,000 in borrowings based on the Company’s base of eligible U.S. receivables and inventory. Interest on the facility accrues at the prime rate plus 2.0% per annum. The borrowing is secured by the Company’s U.S. assets, excluding patents and intellectual property. The IBM Revolver includes customary financial covenants and other restrictions, including the requirement that the Company obtain a $1,000,000 irrevocable letter of credit (the “Letter of Credit”) to secure this facility. The Company believes that it will have to post cash collateral in an equal amount to obtain the Letter of Credit. At March 31, 2001, the Company had not made any borrowings under the IBM Revolver. Subject to the satisfaction of the various requirements of the facility, the Company expects to draw down on the IBM Revolver during 2002.

6.     STOCKHOLDERS’ EQUITY

During March 2002, the Company received gross proceeds of $9,000,000 through a private placement of 5,625,000 shares of its common stock to certain investors. These shares were sold at $1.60 per share, representing an approximate 20% discount to the average closing bid price of the shares for the ten trading days immediately preceding the closing. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,406,250 shares of common stock at an exercise price of $3.00 per share. In connection with this placement, the Company also paid $270,000 in cash to financial advisors.

The Company has issued equity securities to certain employees, consultants and companies for services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company recorded prepaid expenses of $1,631,787 and $119,601 associated with these services during the three months ended March 31, 2002 and 2001, respectively. These prepaid expenses will be amortized during 2002 and 2003 over the remaining lives of the underlying service agreements. The Company recorded expenses related to these prepaid services of $215,517 and $80,800 during the three months ended March 31, 2002 and 2001, respectively.

The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. At March 31, 2002, the Company had warrants outstanding to purchase 6,979,064 shares of its common stock at prices that range from $2.25 to $18.00 per share, with a weighted average of $3.78 per share.

7.     SEGMENT AND ENTERPRISE WIDE REPORTING

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

Revenues by geographical destination as a percentage of total revenues for the three months ended March 31, 2002 and 2001 are as follows:

	Three Months Ended
	March 31,

	2002	2001

North America, principally the United States	72%	73%
Europe, principally Germany	20%	19%
Asia, principally Japan	8%	8%

     Operations in various geographical areas are summarized as follows:

	As of and for the
	Three Months Ended
	March 31,

	2002	2001

North America:
Total revenue	$2,021,468	$1,664,684
Net loss	7,096,667	5,069,722
Identifiable assets	15,649,414	9,718,541

Europe:
Total Revenue	$562,103	$428,550
Net loss	839,948	654,569
Identifiable assets	4,127,895	1,429,915

Asia:
Total revenue	$226,350	$181,988
Net loss	79,025	212,298
Identifiable assets	758,535	1,736,309

     (1)  Included in the Company’s operations in Europe are $347,954 and $348,558, respectively, in expenses related to research and development activities conducted by a branch of the Company operating in Germany.

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of the for the Three Months
	Ended March 31,

	2002	2001

Revenue:
Number of Customers	2	2
Percent of Total Revenue	28.0%	35.5%

Accounts Receivable:
Number of Customers	2	2
Percent of Total Acccounts Receivable	55.2%	48.9%

For the three months ended, March 31, 2002, revenue from the following customers each comprised greater than 10% of total revenue: the State of Tennessee Department of Transportation (“DOT”) and Europart KG. As of March 31, 2002, the following customers’ accounts receivable balance each comprised greater than 10% of total accounts receivable: the State of Tennessee DOT and Europart KG. For the three months ended, March 31, 2001, revenue from the following customers each comprised greater than 10% of total revenue: Department of Defense and Europart KG. As of March 31, 2001, the following customers’ accounts receivable balance each comprised greater than 10% of total accounts receivable: Department of Defense and Europart KG.

The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of flat panel displays. The Company has also entered into an agreement with IBM under which IBM purchases MA V products from the Company and markets and sells the systems to its own customers. During the three months ended March 31, 2002 and 2001, the Company was billed $2,155,579 and $1,443,300, respectively, by IBM related to design and development services and inventory purchases. During the three months ended March 31, 2002 and 2001, the Company recorded revenues of $89,624 and $0, respectively, related to sales of MA V products to IBM. The Company’s management believes that the agreements and contracts underlying both the design, development and manufacture of the MA V product line and the sale of MA V products to IBM contain arms-length terms and conditions.

Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit agencies (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis, and the use of the End-Users as named reference accounts. During the three months ended March 31, 2002 and 2001, the Company recorded revenues of approximately $325,000 and $302,000, respectively, related to sales of its products to the VAR which were ultimately sold to the End-Users. During the three months ended March 31, 2002 and 2001, the Company recorded total research and development and sales and marketing expenses of $228,244 and $232,330, respectively, related to services performed by the End-Users. The Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Xybernaut Corporation, a Delaware corporation (“Xybernaut” or the “Company”), is engaged in the research, development and commercialization of mobile, wearable computing and communication systems, along with software and service solutions designed to enhance productivity, improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (“XSI”). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany).

The Company was formed in 1990 and completed its initial public offering (“IPO”) in 1996. In April 2000, Xybernaut acquired XSI, formerly known as Selfware, Inc., a company that provides software and services solutions. The merger was accounted for as a pooling of interests.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S.), Xybernaut Development Corporation (Virginia, U.S.), Xybernaut K.K. (Yokohama, Japan), and Xybernaut GmbH (Boeblingen, Germany). All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Mobile Assistant® (“MA®”) series is the Company’s primary wearable computer hardware product line, with the Mobile Assistant IV (the “MA IV”), MA V and MA TC currently available. Since its commercial introduction in 1995, the Company has realized revenue of over $17,000,000 on sales of approximately 3,500 units of the MA series. The Company began shipping the poma™, a wearable computer targeted at the light-commercial and near-consumer markets, during the first quarter of 2002. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property.

A number of trends are expected to have a significant effect on the Company’s operations in the future. Particularly during the fourth quarter of 2001 and first quarter of 2002, many of the Company’s large customers deferred or delayed anticipated purchases of Company products because of uncertain economic conditions. If these conditions persist or worsen, it is possible that more potential customers will defer, delay or cancel scheduled purchases, which would have an adverse effect on Company operations. While the Company expects general economic conditions to begin improving by the end of the second quarter of 2002, there can be no assurance that this expectation will be realized.

Beginning with the widespread use of the internet on desktop computers, there has been an increasing demand for mobile computing and wireless communications devices that can bring the desktop internet experience to mobile users. The rapid growth of internet-enabled cell phones, PDAs, interactive pagers and the like result in a growing number of devices that cater to the mobile data user and which will compete with the Company’s products.

The Company believes that sales of its wearable computers will rely to a great extent on the availability of wireless broadband services that can take advantage of the processing power and display capabilities of the Company’s hardware products. Wireless LANs are now well established in the commercial markets for providing broadband capabilities in limited-range applications such as warehouses, factory floors, flightline operations and the like. However, wide-range wireless access, commonly referred to as 2.5G or 3G, is not established at this time but is expected in the near future. The Company believes that the consumer markets will require such wireless broadband access to fully develop.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as a percentage of revenues for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,

	2002	2001

Revenue	100.0%	100.0%
Cost of sales	75.6	74.9

Gross margin	24.4	25.1

Operating expenses:
Sales & marketing	184.6	136.3
General & administrative	58.8	72.4
Research & development	67.8	81.1

Total operating expenses	311.2	289.8

Interest and other	1.6	4.0

Net loss	(285.3)	(260.9)

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

REVENUE. The Company derives its revenue from product sales of its wearable computers and components, software, and from consulting services. Total revenue for the three months ended March 31, 2002 was $2,809,921, an increase of $534,699, or 24%, compared to $2,275,222 for the three months ended March 31, 2001. Product revenue for the three months ended 2002 was $1,760,192, an increase of $402,041, or 30%, compared to $1,358,151 for the three months ended March 31, 2001. Sales from the Company’s wearable computers and components increased 38%, or $484,432, to $1,760,192 for the three months ended March 31, 2002 compared to $1,275,760 for the corresponding period in 2001. This increase resulted from sales of the MA V and MA TC product lines which were introduced in the second half of 2001. The revenues for the first quarter of 2002 include approximately $364,000 of revenues related to the bulk sale of components for the MA V system. Offsetting this increase in wearable computer sales was a decrease in software product revenue from $82,391 for the three months ended March 31, 2001 to $0 for the same period in 2002. Revenues from software products are generally related to a few large transactions during the year and, therefore, it is not uncommon for the Company to have significant fluctuations in software revenue from quarter to quarter. The Company’s consulting, licensing and other revenue for the three months ended March 31, 2002 was $1,049,729, an increase of $132,658, or 14%, from revenue of $917,071 for the three months ended March 31, 2001. This increase resulted primarily from a new consulting contract for which significant work was performed in the first quarter of 2002 compared to 2001.

COST OF SALES. The Company’s cost of sales include the costs of components for the Company’s wearable computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended March 31, 2002 was $2,122,977, an increase of $418,602, or 25%, compared to $1,704,375 for the three months ended March 31, 2001. This increase is consistent with the 24% increase in revenues from the three months ended March 31, 2001 to the same period in 2002. Product cost of sales and consulting, licensing and other cost of sales increased $338,073, or 30%, and $80,529, or 14%, respectively, from the three months ended March 31, 2001 compared with the same period in 2002, which is also consistent with the 30% and 14% increase in product revenues and consulting, licensing and other revenues, respectively, over the same periods. The cost of sales related to the Company’s wearable computer products increased $374,611, or 35%, from the three months ended March 31, 2001 compared to the same period in 2002, which is approximately consistent with the 38% increase in hardware sales. Additionally, the cost of sales for software products decreased from $36,538 for the period ended March 31, 2001 to $0 for the corresponding period in 2002 as the Company did not have any software product sales in the first quarter of 2002. Overall gross margins were consistent at 24% and 25% for the periods ending March 31, 2002 and 2001, respectively. The Company’s gross margin from its product sales remained consistent as well between the quarter ended March 31, 2002 and 2001 with margins of 17% and 18%, respectively. The Company’s gross margin from its consulting, licensing and other services remained consistent at 37% for the three months ended March 31, 2002 compared to 36% for the same period in 2001.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended March 31, 2002 were $5,187,425, an increase of $2,087,051, or 67%, compared to $3,100,374, for the corresponding period in 2001. The increase was the result of an increase of approximately $782,000 in personnel costs related to its sales, marketing and business development functions; expenditures relating to outside marketing services of $525,000; and an increase in trade shows and conferences of approximately $670,000, primarily resulting from the costs associated with the International Conference on Wearable Computing (“ICWC”) held at Chicago Comdex in the first quarter of 2002. In 2001, the ICWC was held during the second quarter. The Company recorded $161,638 and $80,800 of non-cash expenses during the first quarter of 2002 and 2001, respectively, for outside marketing services which were paid through the issuance of the Company’s equity securities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2002 were $1,653,362, an increase of $6,426, or less than 1%, compared to $1,646,936 for the same period in 2001. General and administrative expenses remained relatively constant as there were no significant administrative personnel changes or large non-recurring expenditures from the first quarter of 2001 to the same period in 2002.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services. Research and development expenses for the three months ended March 31, 2002 were $1,904,766, an increase of $59,615 or 3%, compared to $1,845,151 for the corresponding period in 2001. Expenditures to third-party vendors related to research and development for the Company’s product lines, particularly the MA V, decreased approximately $344,000 from the first quarter of 2001 to the same period in 2002 as the MAV was introduced in the third quarter of 2001. This decrease was offset by a $200,000 increase in expenses related to outside research services for general wearable technology for the three months ended March 31,

2002 compared to the same period in 2001. Additionally, the decrease was further offset by a $197,000 increase in research and development personnel costs from the three months ended March 31, 2001 to the corresponding period in 2002.

INTEREST AND OTHER, NET. Net interest income and other income for the three months ended March 31, 2002 were $45,003, a decrease of $46,011, or 51%, compared to interest and other income of $91,014 for the same period in 2001. This decrease resulted primarily from a decrease in interest income earned from the Company’s cash balances from the first quarter in 2001 compared to the first quarter of 2002.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2002 was $2,034, a decrease of $3,955, compared to the income tax provision of $5,989 for the three months ended March 31, 2001. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

NET LOSS. As a result of the factors described above, the net loss for the three months ended March 31, 2002 was $8,015,640, an increase of $2,079,051 or 35%, compared to $5,936,589 for the three months ended March 31, 2001.

OTHER OPERATING ACTIVITIES

For the three months ended March 31, 2002, the Company’s operating activities used cash of $7,489,646 as a result of its net loss of $8,015,640 and working capital requirements of $205,302, offset by non-cash expenses of $731,296. The Company’s investing activities used cash of $780,460. These activities were funded through the Company’s financing activities which provided cash of $8,713,047, principally through the private placement of common stock. As a result, the Company’s cash balance increased to $3,481,431 at March 31, 2002 from $3,172,609 at December 31, 2001.

For the three months ended March 31, 2001, the Company’s operating activities used cash of $4,324,460 as a result of its net loss of $6,124,544, offset by proceeds from working capital and non-cash expenses of $1,294,671 and $505,413, respectively. The Company’s investing activities used cash of $912,605. The Company’s financing activities used cash of $476,668, principally through the repayment of notes and loans outstanding. As a result, the Company’s cash balance decreased from $8,848,715 at December 31, 2000 to $3,112,526 at March 31, 2001.

For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the MA series, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. The provision is an estimate of internal costs to be incurred for such sales above and beyond the warranty offered to the Company by its suppliers. The trend in the computer hardware industry is to provide extended warranties for up to two years beyond the one-year base warranty. In certain circumstances, the Company recently began offering such an additional two-year warranty period to its customers. The Company is negotiating with its suppliers to offer similar warranties to the Company to back up the extended warranties offered to the Company’s customers. In the event that the Company is not able to obtain such warranties from its suppliers, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past. The Company recorded warranty expense, net of warranty coverage from suppliers, of $186,689 and $35,179 during the three months ended March 31, 2002 and 2001, respectively, and had a warranty reserve of $85,027 and $86,915 at March 31, 2002 and December 31, 2001, respectively.

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

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

Two of the Company’s executive officers were members of the board of directors of a former customer that purchased software products and consulting services from the Company. During 2001, this customer was forced to cease operations when its largest customer withheld payment for ongoing services. During the three months ended March 31, 2002 and 2001, the Company recorded revenues on sales to this customer of $0 and $29,603, respectively. As of December 31, 2000, the Company had a $259,566 accounts receivable balance from this customer. During the three months ended March 31, 2001, the Company billed this customer an additional $29,603, collected $259,333 and wrote off the remaining $29,836 balance. The Company billed this customer using the established billing rates used with its other customers. Additionally, the Company believes that the final payment received by the Company was commensurate with those received by other similar vendors of the customer. As a result, the Company’s management believes that the relationship with this customer was based on arms-length terms and conditions.

Between November 2000 and February 2001, the Company loaned $940,188, net of repayments, to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a margin loan from an investment bank. The loan was made pursuant to a Promissory Note that is secured by shares of the officer’s personal common stock holdings of the Company. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate from 8.0% to 6.0%, reflective of a general decline in interest rates over this period. The outstanding principal and interest owed to the Company under this Promissory Note totaled $1,041,354 and $1,026,708 at March 31, 2002 and December 31, 2001, respectively. If the value of the pledged shares is not sufficient to repay the outstanding balance of the note at maturity or upon acceleration, the Company would have recourse to other assets of the officer.

The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of flat panel displays (the “Engineering and Inventory Agreement”). The Company has also entered into an agreement with IBM under which IBM purchases MA V products from the Company and markets and sells the systems to its own customers (the “Sales and Marketing Agreement”). During the three months ended March 31, 2002 and 2001, the Company was billed $2,155,579 and $1,443,300, respectively, by IBM related to design and development services and inventory purchases. During the three months ended March 31, 2002 and 2001, the Company recorded revenues of $89,624 and $0, respectively, related to sales of MA V products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

One of the Company’s resellers is an entity that is owned by the son of a Vice President of the Company, who is also a member of the Board of Directors of the Company. During the three months ended March 31, 2002 and 2001, the Company recorded sales of $29,096 and $0 to this reseller and the products related to these revenues were subsequently sold to a third party end-user under arms-length terms and conditions. The sales were transacted with similar terms and conditions provided to other resellers of the Company’s products. As a result, the Company’s management believes that these sales transactions contain arms-length terms and conditions.

Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During the three months ended March 31, 2002 and 2001, the Company recorded revenues of approximately $325,000 and $302,000, respectively, related to sales of its products to the VAR which were ultimately sold to the End-Users. During 2002 and 2001, the Company recorded total research and development and sales and marketing expenses of $228,244 and $232,330, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

LIQUIDITY AND CAPITAL RESOURCES

From its inception until the completion of the IPO, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s financing and borrowing activities for 2002 and 2001 are provided below.

COMMON STOCK

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

During March 2002, the Company received gross proceeds of $9,000,000 through a private placement of 5,625,000 shares of its common stock to certain investors. These shares were sold at $1.60 per share, representing an approximate 20% discount to the average closing bid price of the shares for the ten trading days immediately preceding the closing. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,406,250 shares of common stock at an exercise price of $3.00 per share. In connection with this placement, the Company also paid $270,000 in cash to financial advisors.

The Company has issued equity securities to certain employees, consultants and companies for goods and services provided to the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services provided, whichever was more reliably measured. The Company had recorded prepaid expenses of $1,631,787 and $119,601 associated with these services as of March 31, 2002 and December 31, 2001, respectively. These prepaid expenses will be amortized during 2002 and 2003 over the remaining lives of the underlying agreements. The Company recorded expenses related to these prepaid services of $215,517 and $80,800 during the three months ended March 31, 2002 and 2001, respectively.

The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received gross proceeds of $0 and $3,773,405 through the issuance of 0 and 1,881,470 shares of its common stock during the three months ended March 31, 2002 and the fiscal year ended December 31, 2001, respectively, through the exercise of certain of these warrants. At March 31, 2002, the Company had warrants outstanding to purchase 6,979,064 shares of its common stock at prices that range from $2.25 to $18.00 per share, with a weighted average exercise price of $3.78 per share.

BORROWINGS

In December 2001, the Company entered into a revolving credit facility with IBM Global Finance (the “IBM Revolver”). The IBM Revolver provides for up to $3,000,000 in borrowings based on the Company’s base of eligible U.S. receivables and inventory. Interest on the facility accrues at the prime rate plus 2.0% per annum. The borrowing is secured by the Company’s U.S. assets, excluding patents and intellectual property. The IBM Revolver includes customary financial covenants and other restrictions, including the requirement that the Company obtain a $1,000,000 irrevocable letter of credit (the “Letter of Credit”) to secure this facility. The Company believes that it will have to post cash collateral in an equal amount to obtain the Letter of Credit. At March 31, 2001, the Company had not made any borrowings under the IBM Revolver. Subject to the satisfaction of the various requirements of the facility, the Company expects to draw down on the IBM Revolver during 2002.

COMMITMENTS

Inventory. At March 31, 2002, the Company had commitments to purchase inventory, tooling and engineering and other services from its suppliers and manufacturers related to its current hardware product lines. The Company expects that it will enter into similar inventory and engineering commitments in the future as it designs, develops and procures future wearable computer product lines.

The current contract with IBM requires the Company to purchase up to 24,000 computing units (the “MA V CPUs”). Changes in available technology and current negotiations with IBM are such that the Company believes that the contract will be modified and that this obligation will be significantly reduced and/or transferred to future generations of products or services. However, there can be no assurance that the Company will be successful in renegotiating this commitment. Under the current contract, the MA V CPUs are scheduled for purchase over a 15 month period following final acceptance by the Company, which acceptance is determined by a number of criteria, including receipt of comprehensive product documentation and other defined deliverables. All criteria for acceptance had not been met at the time of this filing, but the Company expects that all criteria may be met during 2002. Under the current contract, the Company may cancel its purchase commitment following product acceptance by paying a cancellation fee in an amount not to exceed approximately $4,000,000, which amount decreases in proportion to the number of MA V CPUs purchased over the contract period.

In addition to the obligation related to the MA V CPUs, the Company has commitments to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors related to the MA V, poma, MA TC and future product lines. The Company believes that the timing and amount of many of these shipments, services and payments may be adjusted through the payment of cancellation fees, contract negotiations or the satisfaction of obligations through the issuance of the Company’s equity securities. However, there can be no assurance that the Company can successfully modify these contracts or commitments. Excluding the potential impact of ongoing contract negotiations, the Company estimates that it will make total payments of $9,000,000 between April 2002 and December 2002 related to inventory commitments for the current product lines under which the Company was obligated as of March 31, 2002. In addition, the Company estimates that it will make additional payments of between $6,000,000 and $10,000,000 between April 2002 and December 2002 in order to execute its business plan for the remainder of 2002. If the current contracts between the Company and its suppliers were completed in full, the Company would be obligated to make approximately $26,000,000 in payments during 2003 related to these contracts. However, the Company believes that these contracts will be modified such that this obligation will be significantly reduced and/or transferred to future generations of products or services.

Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2006. Future minimum payments under noncancelable operating leases at December 31, 2001 are:

YEAR ENDING DECEMBER 31,

2002	$595,592
2003	604,944
2004	172,449
2005	155,852
2006	160,528

$1,689,365

On January 1, 2002, the Company entered into an agreement with a vendor to provide it with marketing services and certain retail space at the Waldorf Astoria Hotel in New York City. The agreement has an initial term of two years and will be extended for an additional three year term unless either company chooses to not extend the agreement. Pursuant to the terms of the agreement, during the three months ended March 31, 2002, the Company paid $300,000 in cash, issued 400,000 shares of the Company’s common stock and issued warrants to purchase an additional 100,000 shares of the Company’s common stock. In addition to these payments and equity issuances, the Company is required to pay an additional $700,000 during the initial two year term.

OTHER LIQUIDITY AND CAPITAL RESOURCES DISCLOSURES

Certain government contracts of XSI require that five to ten percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made. Since the amounts billed will not be collected within one year of the financial statements date, the balance is included in long-term other assets. Retainage at March 31, 2002 and December 31, 2001 was $321,460 and $316,839, respectively.

The Company has incurred operating losses to date and expects such losses to continue in the near term as it expands its product development and marketing efforts. At March 31, 2002, the Company had an accumulated deficit of $112,457,966. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company’s products, the successful management of the business, the ability to profitably sell the Company’s wearable computer products, and management’s ability to reduce or minimize operating expenses relative to the growth in revenues and strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flows through 2002 and potentially thereafter.

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

During March 2002, the Company performed a detailed review of operations in order to significantly reduce the Company’s operating expenses. The Company began implementation of this cost cutting program beginning in April 2002 and intends to complete this program by the end of June 2002. Assuming there are no significant changes to the Company’s business plan, management has targeted savings of approximately 30% to 40% from annualized fourth quarter 2001 levels once these steps are fully implemented. Management expects that the Company’s operating expenses will decline from recent quarters during the second quarter of 2002, which is the period during which this cost cutting program is being implemented. Management also expects to record an approximate $100,000 to $200,000 non-recurring restructuring charge during the second quarter of 2002 related to these cost cutting measures. Management’s target is an operating expense level of $6,000,000 to $7,000,000 per quarter, beginning with the quarter ending September 30, 2002. In addition, the Company also intends to take additional actions and make additional structural changes to reduce the operating expenses significantly beyond these levels. Future significant fluctuations may still occur as a result of the Company’s research and development activities, which will still fluctuate depending on the Company’s wearable computer product development cycle during any given period.

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

During March 2002, the Company raised $9,000,000 in cash through sales of its common stock to institutional investors. The equity markets, especially for small capitalization technology stocks, have remained depressed, and the U.S. and world economies have generally been in a decline or recession. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital. A decline in the Company’s stock price to below $1 per share could also have a significant negative impact on the Company’s ability to raise capital through equity financings and also negatively affect the Company’s NASDAQ National listing for its common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at March 31, 2002. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro or in which the U.S. Dollar equivalent is determined by the values of such currencies. Prior to the adoption of the Euro, the Company also regularly entered into transactions denominated in the German Deutsche Mark. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion was an increase of $151,123 on beginning accumulated deficit, which is included in the foreign currency translation balance. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. During the three months ended March 31, 2002, the Company’s operations in Europe and Asia comprised 20.0% and 8.1% of its total revenue and 10.5% and 1.0% of its net loss, respectively. At March 31, 2002, the Company’s assets in Europe and Asia comprised 20.1% and 3.7% of its total assets, respectively. During the three months ended March 31, 2001, the Company’s operations in Europe and Asia comprised 18.8% and 8.0% of its total revenue and 11.0% and 3.6% of its net loss, respectively. At March 31, 2001, the Company’s assets in Europe and Asia comprised 11.1% and 13.5% of its total assets, respectively. According to published sources, the average fluctuation of the European Euro for the three months ended March 31, 2002 and 2001 was -1.6% and -1.8%, respectively, and the average fluctuation of the Japanese Yen for the three months ended March 31, 2002 and 2001 was -1.0% and -3.4%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2002 and 2001.

INTEREST RATE SENSITIVITY

As discussed in the “Liquidity and Capital Resources” section, the Company has established a revolving credit facility that provides for up to $3,000,000 in borrowings and is also exploring various other financing alternatives, including debt financings. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and will most likely to be required to comply with financial covenants or other restrictions. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. Required financial covenants may also hinder the Company’s ability to expand or change its business operations. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the three months ended March 31, 2002 and 2001 was 4.8% and 8.8%, respectively, or a prime interest rate fluctuation at March 31 compared to the rate at the beginning of the fiscal year in 2002 and 2001 of 0% and -1.0%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2002 and 2001.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion on beginning accumulated deficit was an increase of $151,123, which is included in the foreign currency translation balance. Issues that were addressed by the Company as a result of the introduction of the Euro include the conversion of information technology systems, reassessment of foreign currency exchange risk, negotiation and amendment of existing agreements and contracts, and processing of tax and accounting records. At March 31, 2002, the Company did not experience significant issues with the Euro conversion and the conversion did not have a material impact on the Company’s results of operations or financial position.

PART II — OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

During March 2002, the Company received gross proceeds of $9,000,000 through a private placement of 5,625,000 shares of its common stock to certain investors. These shares were sold at $1.60 per share, representing an approximate 20% discount to the average closing bid price of the shares for the ten trading days immediately preceding the closing. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,406,250 shares of common stock at an exercise price of $3.00 per share. In connection with this placement, the Company also paid $270,000 in cash to financial advisors. The net proceeds of the sales were used for working capital of the Company. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

None.

B) REPORTS ON FORM 8-K

On March 4, 2002, the Company filed a report on Form 8-K disclosing a press release that had been issued that announced results for the fiscal quarter and fiscal year ended December 31, 2001.

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

/s/ THOMAS D. DAVIS

By: Thomas D. Davis Vice President, Finance