Form 10-Q
period 2002-06-30
XYBERNAUT CORP
filed 2002-08-13
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2002 OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock — $0.01 par value	Outstanding at August 9, 2002 75,130,591

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2002	2001

Current assets:
Cash and cash equivalents	$2,778,522	$3,172,609
Restricted cash	500,000	500,000
Accounts receivable, net of allowances of $280,862 and $213,434	2,661,257	3,283,828
Inventory, net of reserves of $80,509 and $141,280	5,318,110	4,621,019
Prepaid and other current assets	1,908,098	815,619

Total current assets	13,165,987	12,393,075

Property, equipment and demonstration units, net	1,029,177	1,083,411

Other assets:
Patent costs, net of accumulated amortization of $1,333,465 and $1,115,910	1,358,763	1,235,017
Tooling costs, net of accumulated amortization of $368,428 and $97,996	875,017	1,108,869
Other	1,024,614	843,946

Total other assets	3,258,394	3,187,832

Total assets	$17,453,558	$16,664,318

Current liabilities:
Accounts payable	$3,891,861	$4,303,078
Accrued expenses and other	2,676,106	2,943,843
Deferred revenue	64,601	40,288
Notes and loans payable	263,245	17,717

Total current liabilities	$6,895,813	$7,304,926

Commitments and contingencies
Stockholders’ equity:
Note receivable from officer	$(1,057,009)	$(1,026,708)
Common stock, $0.01 par value, 200,000,000 and 80,000,000 shares authorized, 75,082,456 and 59,528,113 shares issued and outstanding	750,825	595,281
Additional paid-in capital	129,819,006	114,523,028
Foreign currency translation	159,040	(289,883)
Accumulated deficit	(119,114,117)	(104,442,326)

Total stockholders’ equity	$10,557,745	$9,359,392

Total liabilities and stockholders’ equity	$17,453,558	$16,664,318

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue:
Hardware	$1,158,423	$574,808	$2,918,615	$1,850,568
Software	—	504,704	—	587,095

Total product	1,158,423	1,079,512	2,918,615	2,437,663
Consulting, licensing and other	855,040	942,051	1,904,769	1,859,122

Total revenue	2,013,463	2,021,563	4,823,384	4,296,785
Cost of sales:
Hardware	1,013,754	479,848	2,471,266	1,562,749
Software	—	306,125	—	342,663

Total product	1,013,754	785,973	2,471,266	1,905,412
Consulting, licensing and other	563,059	643,648	1,228,524	1,228,584
Provision for inventory and tooling	53,958	1,149,020	53,958	1,149,020

Gross income / (loss)	382,692	(557,078)	1,069,636	13,769
Operating expenses:
Sales and marketing	3,704,768	3,947,509	8,892,193	7,047,883
General and administrative	1,623,100	1,732,380	3,276,462	3,379,316
Research and development	1,619,372	2,300,568	3,524,138	4,145,719
Restructuring charges	155,234	—	155,234	—

Total operating expenses	7,102,474	7,980,457	15,848,027	14,572,918

Operating loss	(6,719,782)	(8,537,535)	(14,778,391)	(14,559,149)
Interest and other income, net	66,202	92,379	111,205	183,393

Loss before provision for income taxes	(6,653,580)	(8,445,156)	(14,667,186)	(14,375,756)
Provision for income taxes	2,571	8,839	4,605	14,828

Net loss	$(6,656,151)	$(8,453,995)	$(14,671,791)	$(14,390,584)

Net loss per share (basic and diluted)	$(0.10)	$(0.17)	$(0.23)	$(0.30)

Weighted average number of shares outstanding (basic and diluted)	66,217,557	49,561,637	63,510,622	47,490,235

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(14,671,791)	$(14,390,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,123,949	736,718
Provision for inventory and tooling	53,958	1,149,020
Non-cash restructuring charges	50,000	—
Non-cash charges for equity securities issued for services	591,673	479,425
Changes in assets and liabilities:
Inventory	(50,134)	941,760
Accounts receivable	676,395	494,210
Prepaid and other current assets	(282,948)	(439,376)
Other assets	(37,357)	(4,196)
Accounts payable	(443,354)	56,618
Accrued expenses and other	(9,912)	232,407
Deferred revenue	24,313	239,450

Net cash used in operating activities	$(12,975,208)	$(10,504,548)

Cash flows from investing activities:
Note receivable from officer, net	(30,300)	11,722
Acquisition of property, equipment and demonstration units	(523,112)	(382,035)
Acquisition of patents and trademarks	(367,964)	(325,204)
Decrease in restricted cash	—	166,181
Capitalization of tooling costs	(26,217)	(931,297)

Net cash used in investing activities	$(947,593)	$(1,460,633)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	12,700,000	9,842,469
Exercise of warrants and stock options	775,227	1,870,691
Notes and loans	250,000	—
Payments for:
Notes and loans	—	(466,668)
Capitalization of loan costs	(10,000)	(10,000)

Net cash provided by financing activities	$13,715,227	$11,236,492

Effect of exchange rate changes on cash and cash equivalents	(186,513)	(133,423)
Net decrease in cash and cash equivalents	(394,087)	(862,112)
Cash and cash equivalents, beginning of period	3,172,609	8,848,715

Cash and cash equivalents, end of period	$2,778,522	$7,986,603

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,359	$4,435

Cash paid for taxes	$16,508	$27,249

Supplemental disclosure of non-cash financing activities:
Equity securities issued for future services, recorded as prepaid expenses	$1,866,296	$507,917

Equity securities issued for services rendered, expensed in periods issued	$86,345	$80,800

Equity securities issued for settlement of accounts payable	$23,653	$—

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation (“Xybernaut” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of Company management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2002 and December 31, 2001, and the results of their operations and cash flows for the three and six months ended June 30, 2002 and 2001. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2002. Please refer to the Company’s Annual Report on Form 10-K for the complete financial statements.

2. THE COMPANY

Xybernaut Corporation, a Delaware corporation (the “Company”), was formed in 1990 and completed its initial public offering in 1996. The Company is engaged in the research, development, commercialization and production of mobile, wearable computing and communication systems, along with software and service solutions designed to enhance productivity, improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany).

The Mobile Assistant® (“MA®”) series is the Company’s primary wearable computer hardware product line, the current versions of which are the Mobile Assistant V (“MA V”) and MA TC. The Company also developed, markets and sells the poma™, a wearable computer targeted at the light-commercial and near-consumer markets, and the Atigo™, a wireless web panel that can be used either as a stand-alone handheld PC or as a display for an MA system, a laptop or a conventional PC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESTRICTED CASH

The Company’s restricted cash balance represents a cash deposit that secures a long-term services contract.

INVENTORY

At June 30, 2002, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

During the fourth quarter of 2001, a charge of $885,019 was recorded to reflect management’s estimate of losses to be incurred on shipments of the poma product line. The Company elected to sell the poma systems at prices that are less than their initial production costs to favorably position the poma in the price-sensitive light-commercial and near-consumer markets. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contracts were entered into. Because the inventory had not been received by the Company as of December 31, 2001, and was therefore not recorded as an asset, this charge was recorded as an accrued liability, which is being reclassified to an inventory reserve as poma inventory shipments are received during 2002. During the six months ended June 30, 2002, the Company began receiving inventory shipments from the manufacturer and also began selling poma systems to its customers. As of June 30, 2002, the Company had an inventory reserve of $26,551 and an accrued liability of $771,556 based on the number of poma units received, shipped and on-order. During the three months ended June 30, 2002, an inventory reserve of $53,958 was recorded related to a small number of early-production models of the MA V product line with limited hard disk capacity received by the Company. At December 31, 2001, an inventory reserve of $141,280 was established for hard disk drives that were purchased for the MA V product line but later replaced with higher-capacity hard disk drives. During the first quarter of 2002, all of the hard drives were sold in bulk at an amount approximating their net carrying value and the reserve of $141,280 at December 31, 2001 related to these hard drives has been fully utilized.

At June 30, 2001, management estimated the net realizable value of its assets related to the MA IV product line and wrote-off $611,468 of inventory and the remaining $329,496 of unamortized tooling costs. The Company reserved an additional $439,110 against MA IV inventory, increasing the inventory reserve at June 30, 2001 to $1,767,513, adjusted for the effects of currency fluctuation. In recording these adjustments, the existing $250,000 tooling reserve was reversed, resulting in a $1,149,020 charge, adjusted for the effects of currency fluctuation, recorded during the three months ended June 30, 2001.

As of June 30, 2002, net of the effects of reserves and write-offs, the value of the systems and components for each of the Company’s primary product lines was $2,795,806 for the MA V, $2,168,451 for the MA TC, $321,015 for the MA IV and $32,838 for the poma.

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

RESTRUCTURING

The Company recorded restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” During April 2002, management adopted a restructuring plan which established the plan of termination, the benefits available to terminated employees and communicated these benefits to the terminated employees. The employee severance costs and outplacement services according to this plan were recorded as restructuring charges of $155,234 during the second quarter of 2002. Of these charges $90,184 was paid in cash and $50,000 was paid by the issuance of equity securities during the second quarter of 2002. At June 30, 2002, the remaining unpaid balance of $15,050 is included in accrued expenses and is expected to be paid in the third quarter of 2002. Management expects to establish and implement additional restructuring plans during the third and possibly fourth quarter of 2002.

RECLASSIFICATIONS

Certain 2001 balances and disclosures have been reclassified to conform to 2002 presentation.

4. LIQUIDITY AND OPERATIONS

The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, sell and market its wearable computer products and to provide general and administrative support for these activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $119,114,117 at June 30, 2002.

The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. At June 30, 2002, the Company had unrestricted cash on hand of $2,778,522 and accounts payable, accrued expenses and short term notes totaling $6,831,212. During 2002, 2001 and 2000, the Company funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

During 2002, management has taken steps that it believes are necessary to improve its operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2002 and thereafter.

During the period from March through August 2002, the Company has performed ongoing reviews of its operations and has developed a program to significantly reduce the Company’s operating expenses. The Company began implementation of these cost cutting programs in April 2002 and has continued to execute these reductions through the date of this filing.

Assuming there are no significant changes to the Company’s business plan, management has targeted savings of approximately 50% from annualized fourth quarter 2001 levels once these steps are fully implemented.

The impact of the cost cutting programs on the Company’s operating expenses is first seen in the Company’s results for the second quarter of 2002. During this period, the Company recorded operating expenses, net of restructuring charges, of $6,947,240. This represents a decrease of 21% from the first quarter 2002 operating expenses of $8,745,553 and 31% from the fourth quarter of 2001 operating expenses of $10,114,109.

Management’s target is to reach an operating expense level of approximately $5,000,000 per quarter, beginning with the fourth quarter of 2002. Future significant fluctuations may still occur as a result of the Company’s research and development activities, which will vary depending on the Company’s wearable computer product development cycle during any given period.

The key cash saving initiatives that have been, and will continue to be, implemented are listed below:

•	Worldwide headcount will have been reduced by 34% from approximately 145 full-time employees to approximately 95 full-time employees.

•	The Company’s worldwide engineering and product functions have been consolidated.

•	Operations in Asia were significantly reduced, especially related to direct sales, marketing and product efforts. Future Asian operations will focus primarily on channel sales, potential business combinations and business development.

•	Operations in Europe were significantly reduced, especially related to direct sales and marketing efforts. Future European operations will focus primarily on channel sales, sales and marketing relationships with strategic partners, business development and research and development.

•	Participation in trade shows has been reduced.

•	Agreements with certain consultants, vendors and partners have been, and will continue to be, cancelled or renegotiated in order to minimize cash expenditures through the issuance of the Company’s equity securities, the renegotiation of terms and a reduction or elimination of services.

•	Other various reductions in discretionary costs have been, and will continue to be, implemented.

Subsequent to these changes, management believes that the Company’s staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

In addition to the cost cutting initiatives detailed above, management continues to review all aspects of the Company’s operations and may take additional actions to reduce operating expenses further.

In accordance with the various cost cutting initiatives, management adopted and implemented a restructuring plan resulting in charges of $155,234 for the second quarter of 2002. These expenses consisted of severance and outplacement services extended to terminated employees. Management expects to record additional restructuring charges during the third and possibly fourth quarter of 2002.

Even if the above cost cutting initiatives are fully implemented, the Company will still be required to obtain outside financing to supplement the Company’s cash position. Potential sources of additional financing include private equity offerings, strategic investments and various forms of debt financing. The Company’s management believes that the combination of cash on hand, cash flows from operations, and outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements. This is based both on the Company’s historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

During the period from January 2002 through June 2002, the Company has raised $13,475,227 in cash through sales of its common stock to institutional investors and through warrant and stock option exercises.

5. BORROWINGS

In December 2001, the Company entered into a revolving credit facility with IBM Global Finance (the “IBM Revolver”). The IBM Revolver provides for up to $3,000,000 in borrowings based on the Company’s base of eligible U.S. receivables and inventory. Interest on the facility accrues at the prime rate plus 2.0% per annum. The borrowing is secured by the Company’s U.S. assets, excluding patents and intellectual property. The IBM Revolver includes customary financial covenants and other restrictions, including the requirement that the Company obtain a $1,000,000 irrevocable letter of credit (the “Letter of Credit”) to secure this facility. The Company believes that it will have to post cash collateral in an equal amount to obtain the Letter of Credit. At June 30, 2002, the Company had not made any borrowings under the IBM Revolver. Subject to the satisfaction of the various requirements of the facility, the Company may draw down on the IBM Revolver during 2002.

During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bears interest at 6.0% per annum and is due on or before June 30, 2003. At the Company’s option, this note can be repaid through a cash payment, the issuance of 500,000 shares of common stock or the cashless exercise of 500,000 of the investor’s existing warrants at a reduced price of $0.50 per share.

6. STOCKHOLDERS’ EQUITY

During June 2002, the Company received gross proceeds of $4,000,000 through a private placement of 6,666,666 shares of its common stock to certain investors. The shares were sold at $0.60 per share, representing an approximate 19% discount to the closing bid price of the shares for the five trading days immediately preceding the closing. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,666,666 shares of common stock at an exercise price of $1.50 per share. If the Company raises additional capital of at least $2,000,000 through the sale of common stock during the five-year period that the warrants are exercisable, the exercise price of the warrants may be adjusted. In connection with this placement, the Company also issued 740,740 shares of its common stock to certain financial and business development advisors.

The Company has issued equity securities to certain employees, consultants and companies for services provided to, or goods received, by the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. For the six months ended June 30, 2002, the Company recorded expenses for services rendered of $86,345, recorded $23,653 related to the settlement of accounts payable and recorded prepaid assets for future services or goods to be provided of $1,866,296. These prepaid expenses will be amortized into operating expenses or inventory during 2002 and 2003 pursuant to the terms of the underlying agreements. For the six months ended June 30, 2001, the Company recorded expenses for services rendered of $80,800 and recorded prepaid assets for future services to be provided of

$507,917. These prepaid expenses were and will continue to be amortized into operating expenses during 2001 and 2002 over the remaining lives of the underlying agreements. The Company recorded total expenses associated with these services, including expenses resulting from equity securities issued in both the current and prior periods, of $376,155 and $252,916 for the three months ended June 30, 2002 and 2001, respectively, and $591,673 and $479,425 for the six months ended June 30, 2002 and 2001, respectively. Included in prepaid and other assets at June 30, 2002 and December 31, 2001 are equity securities issued for payment of future services of $1,224,897 and $253,958, respectively.

The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. During June 2002, the Company received gross proceeds of $772,180 and issued 1,544,361 shares of its common stock through the exercise of certain of these warrants. At June 30, 2002, the Company had warrants outstanding to purchase 8,715,730 shares of its common stock at prices that range from $1.11 to $18.00 per share, with a weighted average of $3.01 per share.

7. SEGMENT AND ENTERPRISE WIDE REPORTING

The Company discloses certain financial and supplemental information in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. The financial information disclosed herein materially presents all of the financial information related to the Company’s principal operating segments as a provider of mobile, wearable computing and communications systems and software and service solutions.

Revenues by geographical destination as a percentage of total revenues for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

United States	90%	80%	79%	76%
Europe, principally Germany	8%	19%	15%	19%
Asia, principally Japan	2%	1%	6%	5%

Operations in various geographical areas are summarized as follows:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

North America:
Total revenue	$1,814,620	$1,606,758	$3,836,088	$3,271,442
Net loss	5,478,951	6,239,706	12,575,618	11,309,428
Identifiable assets	13,241,773	14,587,473	13,241,773	14,587,473

Europe:(1)
Total revenue	$152,721	$390,525	$714,824	$819,075
Net loss	1,036,364	1,003,661	1,876,312	1,658,230
Identifiable assets	3,736,920	1,731,141	3,736,920	1,731,141

Asia:
Total revenue	$46,122	$24,280	$272,472	$206,268
Net loss	140,836	1,210,628	219,861	1,422,926
Identifiable assets	474,865	667,095	474,865	667,095

(1)  Included in the Company’s operations in Europe are expenses related to research and development activities conducted by a branch of the Company operating in Germany. These expenses were $400,752 and $505,221 for the three months ended June 30, 2002 and 2001, respectively, and $748,706 and $853,779 for the six months ended June 30, 2002 and 2001, respectively.

The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Number of Customers	3	5	2	4
Percent of Total Revenue	39.5%	86.6%	21.7%	51.3%

Accounts Receivable:
Number of Customers	3	1	3	1
Percent of Total Revenue	68.7%	27.4%	68.7%	27.4%

For the three months ended June 30, 2002, revenue from the following customers each comprised greater than 10% of total revenue: the State of Tennessee Department of Transportation (“DOT”), World Wide Technology, Inc. and

Western Computer Services. For the six months ended June 30, 2002, revenue from the following customers each comprised greater than 10% of total revenue: the State of Tennessee DOT and Europart Consulting GmbH & Co. As of June 30, 2002, the following customers’ accounts receivable balance each comprised greater than 10% of total accounts receivable: the State of Tennessee DOT, World Wide Technology, Inc. and Europart Consulting GmbH & Co.

For the three months ended June 30, 2001, revenue from the following customers each comprised greater than 10% of total revenue: Hewlett Packard, the State of Montana DOT, Naval Undersea Warfare Center, the State of Tennessee DOT and Europart Consulting GmbH & Co. For the six months ended June 30, 2001, revenue from the following customers each comprised greater than 10% of total revenue: Department of Defense, Naval Undersea Warfare Center, the State of Tennessee DOT and Europart Consulting GmbH & Co. As of June 30, 2001, the following customer’s accounts receivable balance comprised greater than 10% of total accounts receivable: Europart Consulting GmbH & Co.

8. TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

Between November 2000 and February 2001, the Company loaned $940,188, net of repayments, to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a margin loan from an investment bank. The loan was made pursuant to a Promissory Note that is secured by shares of the officer’s personal common stock holdings of the Company. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate from 8.0% to 6.0%, reflective of a general decline in interest rates over this period. The Company’s Board of Directors is currently considering modifications to selected terms and conditions of this loan, including adding to the Company’s collateral position. The outstanding principal and interest owed to the Company under this Promissory Note totaled $1,057,009 and $1,026,708 at June 30, 2002 and December 31, 2001, respectively. If the value of the pledged shares is not sufficient to repay the outstanding balance of the note at maturity or upon acceleration, the Company would have recourse to other assets of the officer. This loan has been recorded as a contra-equity account for all periods presented in this Form 10-Q to reflect the likelihood that the loan will be repaid with the collateralized shares or proceeds from the sale of such shares.

The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of flat panel displays. The Company has also entered into an agreement with IBM under which IBM purchases MA V and other products from the Company and markets and sells the systems worldwide to its own customers. During the three and six months ended June 30, 2002, the Company was billed $51,959 and $2,207,538, respectively, by IBM related to design and development services and inventory purchases. During the same periods in 2001, the Company was billed $1,100,390 and $2,543,690, respectively, by IBM related to design and development services and inventory purchases. During the three and six months ended June 30, 2002, the Company recorded revenues of $10,141 and $99,795, respectively, related to sales of MA V products to IBM. There were no sales to IBM for the three and six months ended June 30, 2001 since volume shipments of the MA V did not occur until the second half of 2001. The Company’s management believes that the agreements and contracts underlying both the design, development and manufacture of the MA V product line and the sale of MA V products to IBM contain arms-length terms and conditions.

Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit agencies (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis, and the use of the End-Users as named reference accounts. During the three and six months ended June 30, 2002, the Company recorded revenues of approximately $14,492 and $488,252, respectively, related to sales to this VAR. During the three and six months ended June 30, 2001, the Company recorded revenues of approximately $287,300 and $618,548, respectively, related to sales to this VAR. During the three and six months ended June 30, 2002, the Company recorded total research and development and sales and marketing expenses of approximately $383,915 and $582,990, respectively, related to services performed by the End-Users. During the three and six months ended June 30, 2001, the Company recorded total research and development and sales and marketing expenses of approximately $239,089 and $399,085, respectively, related to services performed by the End-Users. The Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Xybernaut Corporation, a Delaware corporation (the “Company”), was formed in 1990 and completed its initial public offering (“IPO”) in 1996. The Company is engaged in the research, development, commercialization and production of mobile, wearable computing and communications systems, along with software and service solutions designed to enhance productivity, improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.) (“XSI”). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S.), Xybernaut Development Corporation (Virginia, U.S.), Xybernaut K.K. (Yokohama, Japan) and Xybernaut GmbH (Boeblingen, Germany). All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Mobile Assistant® (“MA®”) series is the Company’s primary wearable computer hardware product line, the current versions of which are the Mobile Assistant V (“MA V”) and MA TC. Since its commercial introduction in 1995, the Company has realized revenue of over $18,000,000 on sales of approximately 3,700 units of the MA series. The Company also developed, markets and sells the poma™, a wearable computer targeted at the light-commercial and near-consumer markets, and the Atigo™, a wireless web panel that can be used either as a stand-alone handheld PC or as a display for an MA system, a laptop or a conventional PC. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property.

A number of trends are expected to have a significant effect on the Company’s operations in the future. In recent quarters, many of the Company’s large customers deferred or delayed anticipated purchases of Company products because of uncertain economic conditions. If these conditions persist or worsen, it is possible that more potential customers will defer, delay or cancel scheduled purchases, which would have an adverse effect on Company operations. While the Company expects general economic conditions to begin improving during the remainder of 2002, there can be no assurance that this expectation will be realized. Additionally, to the extent that potential customers have concerns about purchases from smaller suppliers as a result of challenging economic conditions for small capitalization technology companies, such concerns could have a negative impact on the Company's revenues.

Beginning with the widespread use of the internet on desktop computers, there has been an increasing demand for mobile computing and wireless communications devices that can bring the desktop internet experience to mobile users. The rapid growth of internet-enabled cell phones, PDAs, interactive pagers and similar products result in a growing number of devices that cater to the mobile data user and which will compete with the Company’s products.

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

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as a percentage of revenues for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.3	70.7	76.7	72.9
Provision for inventory and tooling	2.7	56.8	1.1	26.7

Gross income / (loss)	19.0	(27.6)	22.2	0.3

Operating expenses:
Sales & marketing	184.0	195.3	184.4	164.0
General & administrative	80.6	85.7	67.9	78.6
Research & development	80.4	113.8	73.1	96.5
Restructuring charges	7.7	0.0	3.2	0.0

Total operating expenses	352.7	394.8	328.6	339.2

Interest and other	3.2	4.1	2.2	3.9

Net loss	(330.6%)	(418.2%)	(304.2%)	(334.9%)

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUE. The Company derives its revenue from product sales of its wearable computers and components, software, and from consulting services. Total revenue for the three months ended June 30, 2002 was $2,013,463, a decrease of $8,100, or less than 1%, compared to $2,021,563 for the three months ended June 30, 2001. Product revenue for the three months ended June 30, 2002 was $1,158,423, an increase of $78,911, or 7%, compared to $1,079,512 for the three months ended June 30, 2001. Sales from the Company’s wearable computers and components increased 102%, or $583,615, to $1,158,423 for the three months ended June 30, 2002 compared to $574,808 for the corresponding period in 2001. This increase resulted primarily from sales of the MA V and MA TC product lines, for which volume sales did not occur until the second half of 2001. Hardware revenues from U.S. operations increased $802,400 in the second quarter of 2002 compared with the same period in 2001 due primarily to sales of MA V systems as well as sales of two products introduced in 2002, the poma and the Atigo. This increase in U.S. hardware sales was offset by a $242,768 decrease in European hardware sales in the second quarter of 2002 compared with the same period in 2001, due primarily to a decrease in orders from a large European customer. Hardware revenues from Asia, consisting primarily of MA V systems, increased slightly by $23,983 in the second quarter of 2002 compared with the same period in 2001. Offsetting this increase in wearable computer sales was a decrease in software product revenue from $504,704 for the three months ended June 30, 2001 to $0 for the same period in 2002. Revenues from software products generally consist of a few large transactions unrelated to our hardware products that occur throughout the year. Therefore, it is not uncommon for the Company to have significant fluctuations in software revenue from quarter to quarter. The Company’s consulting, licensing and other revenue for the three months ended June 30, 2002 was $855,040, a decrease of $87,011, or 9%, from revenue of $942,051 for the three months ended June 30, 2001. This decrease resulted primarily from the cancellation of a contract by a customer due to its internal funding constraints for which the Company recognized revenue of $0 and $110,918 during the second quarters of 2002 and 2001, respectively. This decrease was slightly offset by an increase in revenue from other ongoing contracts.

COST OF SALES. The Company’s cost of sales include the costs of components for the Company’s wearable computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended June 30, 2002 was $1,630,771, a decrease of $947,870, or 37%, compared to $2,578,641 for the three months ended June 30, 2001. This decrease relates primarily to the $1,095,062 decrease in the provision for inventory and tooling. In the second quarter of 2001, due to the launch of the MA V and MA TC product lines, the Company set up a large reserve for its remaining MA IV systems, which reserve was subsequently written off in the fourth quarter of 2001. The provision of $53,958 in the second quarter of 2002 represents a reserve recorded on a small number of early-production models of the MA V product line with limited hard disk capacity that are held in inventory. The cost of sales related to the Company’s wearable computer products increased $533,906, or 111%, from the three months ended June 30, 2002 compared to the same period in 2001, which is consistent with the 102% increase in hardware sales. Additionally, the cost of sales for software products decreased from $306,125 for the three months ended June 30, 2001 to $0 for the corresponding period in 2002 as the Company did not have any software product sales in the second quarter of 2002. Consulting, licensing and other cost of sales decreased approximately $80,589, or 13%, which is approximately consistent with the 9% decrease in consulting, license and other revenue.

Overall gross margins, not including inventory provisions, were 22% and 29% for the three months ending June 30, 2002 and 2001, respectively. This decrease resulted primarily from the decrease in high-margin software revenues in addition to an increase in warranty costs in the second quarter of 2002. This increase in warranty costs related to certain charges for product replacement related to previous quarters’ sales of the MA V to two of the Company’s customers. The Company believes that the warranty expenses specific to these customers was non-recurring in nature and does not anticipate that it will continue to record similar warranty expenses in the future. Total product gross margins for the three months ended June 30, 2002 and 2001 were 13% and 27%, respectively. This decrease, again, was a result of the decrease in software sales in the second quarter in 2002 from the same period in 2001. The Company’s gross margin from its hardware sales for the three months ended June 30, 2002 and 2001 were 13% and 16%, respectively, which decrease is primarily a result of an increase in warranty expenses discussed above. The Company’s gross margin from its consulting, licensing and other services remained relatively consistent at 34% for the three months ended June 30, 2002 compared to 32% for the same period in 2001.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended June 30, 2002 were $3,704,768, a decrease of $242,741, or 6%, compared to $3,947,509, for the corresponding period in 2001. The decrease is related primarily to a decrease in trade show and conference expenses of approximately $250,000, resulting from the costs associated with the International Conference on Wearable Computing (“ICWC”) held in the second quarter of 2001. In 2002, the ICWC was held during the first quarter. Included in sales and marketing expenses for the three months ended June 30, 2002 and 2001 were non-cash expenses of $239,905 and $202,167, respectively, for outside marketing services funded through the issuance of the Company’s equity securities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2002 were $1,623,100, a decrease of $109,280, or 6%, compared to $1,732,380 for the same period in 2001. General and administrative expenses remained relatively constant as there were no significant administrative personnel changes or large non-recurring expenditures from the second quarter of 2002 to the same period in 2001.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services. Research and development expenses for the three months ended June 30, 2002 were $1,619,372, a decrease of $681,196 or 30%, compared to $2,300,568 for the corresponding period in 2001. Expenditures to third-party vendors related to research and development for the Company’s hardware product lines, particularly the MA V, decreased approximately $490,000 from the second quarter of 2001 to the same period in 2002 as the product line was launched in the second quarter of 2001. Additionally, research and development expenses related to the Company’s Asian operations were reduced by approximately $168,000 due to cost cutting measures applied in the second quarter of 2002. Included in research and development expenses for the second quarter of 2002 were costs related to the new Atigo product line and outside research services for general wearable technology. During the second quarter of 2001, research and development expenditures were focused primarily on the MAV.

RESTRUCTURING COSTS. Restructuring costs were $155,234 for the second quarter of 2002. These expenses relate to the Company’s cost cutting efforts being undertaken during 2002, for which no comparable expenses were recorded during 2001. These expenses consist of severance extended to terminated employees.

INTEREST AND OTHER, NET. Net interest and other income for the three months ended June 30, 2002 was $66,202, a decrease of $26,177, or 28%, compared to interest and other income of $92,379 for the same period in 2001. This decrease resulted primarily from a decrease in interest income earned from the Company’s cash balances from the second quarter in 2002 compared to the second quarter of 2001.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended June 30, 2002 was $2,571, a decrease of $6,268, compared to the income tax provision of $8,839 for the three months ended June 30, 2001. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

NET LOSS. As a result of the factors described above, the net loss for the three months ended June 30, 2002 was $6,656,151, a decrease of $1,797,844 or 21%, compared to $8,453,995 for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUE. The Company derives its revenue from product sales of its wearable computers and components, software, and from consulting services. Total revenue for the six months ended June 30, 2002 was $4,823,384, an increase of $526,599 or 12%, compared to $4,296,785 for the six months ended June 30, 2001. Product revenue for the first six months of 2002 was $2,918,615, an increase of $480,952 or 20%, compared to $2,437,663 for the first six months of 2001. The increase in product revenue was attributable to sales of the Company’s wearable computer and components products, which increased $1,068,047, or 58%. The increase in hardware sales resulted primarily from the Company’s emphasis on new and enhanced product lines, the MA V and MA TC, which were introduced late in the second quarter of 2001. Additional hardware product revenue resulted from sales of two new product lines introduced in 2002, the poma and the Atigo. Hardware revenues from U.S. operations increased $1,234,176, or 430%, in the first six months of 2002 compared to the same period in 2001. This increase resulted primarily from sales of the MA V product line and the poma and Atigo product lines. Hardware revenues from Asian operations increased by $64,953, or 31%, in the first six months of 2002 compared to the same period in 2001. Offsetting the increases in U.S. and Asian hardware revenues was a decrease of $138,291 in European hardware revenue, due primarily to a decrease in second quarter 2002 of orders from a large European customer. Further offsetting this increase in wearable computer hardware sales was a decrease in software product revenue from $587,095 for the six months ended June 30, 2001 to $0 for the same period in 2002. Revenues from software products generally consist of a few large transactions unrelated to our hardware products that occur throughout the year. Therefore, it is not uncommon for the Company to have significant fluctuations in software revenue from quarter to quarter. The Company’s consulting, licensing and other revenue remained consistent between the first six months of 2002 and 2001 at $1,904,769 and $1,859,122, respectively, representing a 2% increase, as the number of ongoing consulting contracts remained relatively consistent between the first six months of 2002 and 2001.

COST OF SALES. The Company’s cost of sales include the costs of components for the Company’s wearable computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the six months ended June 30, 2002 was $3,753,748, a decrease of $529,268 or 12%, compared to $4,283,016 for the first six months ended June 30, 2001. This decrease resulted primarily from the decrease in the provision for inventory and tooling of $1,095,062, offset by an increase in product cost of sales of $565,854 and an insignificant fluctuation in consulting cost of sales. Hardware cost of sales increased $908,517, or 58%, from $1,562,749 for the six months ended June 30, 2001 to $2,471,266 for the same period in 2002, which is consistent with the 58% increase in hardware sales. Software cost of sales decreased from $342,663 for the six months ended June 30, 2001 to $0 for the same period in 2002 as the Company did not have any software sales in the first half of 2002. Cost of sales of consulting, licensing and other revenue remained relatively consistent with a change of less than 1%, which is consistent with the 2% increase in consulting, license and other revenue.

Overall gross margins, excluding the inventory and tooling provisions, for the first six months of 2002 and 2001 are 23% and 27%, respectively. This decrease is due primarily to the decrease in high-margin software sales from the first half of 2001 to the same period in 2002. The Company’s gross margin from product sales decreased to 15% for the first six months of 2002 from 22% for the first six months of 2001, resulting primarily from the decrease in software sales. Gross margins from hardware sales remained consistent for the first half of 2002 and 2001 at 15% and 16%, respectively. The Company’s gross margin on consulting, licensing and other revenue remained relatively consistent from 2001 to 2002 at 36% and 34%, respectively. The Company recognized inventory and tooling provisions of $53,958 and $1,149,020 in the first six months of 2002 and 2001, respectively, related to a reserve recorded for certain MA V products and the write-off of MA IV inventory, respectively. Total gross margins, including the provisions for inventory and tooling, are 22% and 0% for the six months ended June 30, 2002 and 2001, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ended June 30, 2002 were $8,892,193, an increase of $1,844,310 or 26%, compared to $7,047,883 for the six months ended June 30, 2001. This increase is due primarily due to an increase in personnel costs of approximately $962,000 resulting from headcount increases occurring in the second half of 2001. The impact of headcount reductions on sales and marketing expense resulting from the Company’s cost cutting measures undertaken during 2002 will not be fully realized until the second half of this year. Additionally, expenses related to conferences and trade shows, primarily the ICWC, increased approximately $500,000 and consulting fees expensed for outside marketing services increased approximately $160,000. Included in these amounts were non-cash expenses of $401,543 and $348,355 for outside marketing services funded through the issuance of the Company’s equity securities during the 2002 and 2001 periods, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2002 were $3,276,462, a decrease of $102,854, or 3%, compared to $3,379,316, for the corresponding period in 2001. General and administrative expenses remained relatively constant as there were no significant administrative personnel changes or large non-recurring expenditures from the first half of 2002 to the same period in 2001.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services. Research and development expenses for the six months ended June 30, 2002 were $3,524,138, a decrease of $621,581, or 15%, compared to $4,145,719 for the corresponding period in 2001. Expenditures to third-party vendors related to research and development for the Company’s product lines, particularly the MA V, decreased approximately $635,000 from the first half of 2001 to the same period in 2002 as the MAV was introduced in the second quarter of 2001. Included in research and development expenses for the six months ended June 30, 2002 were costs related to the new Atigo product line and outside research services for general wearable technology, whereas research and development expenditures in the first half of 2001 were focused primarily on the MA V.

RESTRUCTURING COSTS. Restructuring costs were $155,234 for 2002. These expenses relate to the Company’s cost cutting efforts being undertaken during 2002, for which no comparable expenses were recorded during 2001. These expenses consist of severance extended to terminated employees.

INTEREST AND OTHER, NET. Other income for the six months ended June 30, 2002 was $111,205, a decrease of $72,188, or 39%, compared to $183,393 for the corresponding period in 2001. This decrease resulted primarily from a decrease in interest income earned from the Company’s cash balances from the first half of 2002 compared to the first half of 2001.

PROVISION FOR TAXES. The Company accrued $4,605 for a tax provision for the six months ended June 30, 2002 related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the six months ended June 30, 2002 and, therefore, no provision for U.S. income taxes is required.

NET LOSS. As a result of the factors described above, the net loss for the six months ended June 30, 2002 was $14,671,791, an increase of $281,207, or 2%, compared to $14,390,584 for the corresponding period in 2001.

OTHER OPERATING ACTIVITIES

For the six months ended June 30, 2002, the Company’s operating activities used cash of $12,975,208 as a result of its net loss of $14,671,791 and net working capital requirements of $122,997, offset by non-cash expenses of

$1,819,580. The Company’s investing activities used cash of $947,593. These activities were funded through the Company’s financing activities which provided cash of $13,715,227, principally through the private placement of common stock. As a result, the Company’s cash balance decreased from $3,172,609 at December 31, 2001 to $2,778,522 at June 30, 2002.

For the six months ended June 30, 2001, the Company’s operating activities used cash of $10,504,548 as a result of its net loss of $14,390,584, offset by proceeds from working capital and non-cash expenses of $1,520,873 and $2,365,163, respectively. The Company’s investing activities used cash of $1,460,633. These activities were funded through the Company’s financing activities which provided cash of $11,236,492, principally through the private placement of common stock. As a result, the Company’s cash balance decreased from $8,848,715 at December 31, 2000 to $7,986,603 at June 30, 2001.

For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the MA series, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. The provision is an estimate of internal costs to be incurred for such sales above and beyond the warranty offered to the Company by its suppliers. The trend in the computer hardware industry is to provide extended warranties for up to two years beyond the one-year base warranty. In certain circumstances, the Company recently began offering such an additional two-year warranty period to its customers. The Company is negotiating with its suppliers to offer similar warranties to the Company to back up the extended warranties offered to the Company’s customers. In the event that the Company is not able to obtain such warranties from its suppliers, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past. The Company recorded warranty expense, net of warranty coverage from suppliers, of $138,275 and $324,964 during the three and six months ended June 30, 2002, respectively, and $36,715 and $71,893 during the three and six months ended June 30, 2001, respectively. The Company had a warranty reserve of $84,064 and $86,915 at June 30, 2002 and December 31, 2001, respectively.

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

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

Between November 2000 and February 2001, the Company loaned $940,188, net of repayments, to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a margin loan from an investment bank. The loan was made pursuant to a Promissory Note that is secured by shares of the officer’s personal common stock holdings of the Company. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate from 8.0% to 6.0%, reflective of a general decline in interest rates over this period. The Company’s Board of Directors is currently considering modification to selected terms and conditions of this loan, including adding to the Company’s collateral position. The outstanding principal and interest owed to the Company under this Promissory Note totaled $1,057,009 and $1,026,708 at June 30, 2002 and December 31, 2001, respectively. If the value of the pledged shares is not sufficient to repay the outstanding balance of the note at maturity or upon acceleration, the Company would have recourse to other assets of the officer. This loan has been recorded as a contra-equity account for all periods presented in this Form 10-Q to reflect the likelihood that the loan will be repaid with the collateralized shares or proceeds from the sale of such shares.

The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of flat panel displays (the “Engineering and Inventory Agreement”). The Company has also entered into an agreement with IBM under which IBM purchases MA V and other products from the Company and markets and sells the systems worldwide to its own customers (the “Sales and Marketing Agreement”). During the three and six months ended June 30, 2002, the Company was billed $51,959 and $2,207,538, respectively, by IBM related to design and development services and inventory purchases. During the same periods in 2001, the Company was billed $1,100,390 and $2,543,690, respectively, by IBM related to design and development services and inventory purchases. During the three and six months ended June 30, 2002, the Company recorded revenues of $10,141 and $99,795, respectively, related to sales of MA V products to IBM. There were no sales to IBM for the three and six months ended June 30, 2001 since volume shipments of the MA V did not occur until the second half of 2001. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

One of the Company’s resellers is an entity that is owned by the son of a Vice President of the Company, who is also a member of the Board of Directors of the Company. During the three and six months ended June 30, 2002, the Company recorded sales of $336 and $29,432 to this reseller and the products related to these revenues were subsequently sold to a third party end-user under arms-length terms and conditions. There were no sales to this customer during the same periods in 2001. The sales were transacted with similar terms and conditions provided to other resellers of the Company’s products. As a result, the Company’s management believes that these sales transactions contain arms-length terms and conditions.

Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis, and the use of the End-Users as named reference accounts. During the three and six months ended June 30, 2002, the Company recorded revenues of approximately $14,492 and $488,252, respectively, related to sales to this VAR. During the three and six months ended June 30, 2001, the Company recorded revenues of approximately $287,300 and $618,548, respectively, related to sales to this VAR. During the three and six months ended June 30, 2002, the Company recorded total research and development and sales and marketing expenses of approximately $383,915 and $582,990, respectively, related to services performed by the End-Users. During the three and six months ended June 30, 2001, the Company recorded total research and development and sales and marketing expenses of approximately $239,089 and $399,085, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

Two of the Company’s executive officers were members of the board of directors of a former customer that purchased software products and consulting services from the Company. During 2001, this customer was forced to cease operations when its largest customer withheld payment for ongoing services. As of December 31, 2000, the Company had a $259,566 accounts receivable balance from this customer. During the first quarter of 2001, the Company billed this customer an additional $29,603, collected $259,333 and wrote off the remaining $29,836 balance. The Company billed this customer using the established billing rates used with its other customers.

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

During June 2002, the Company received gross proceeds of $4,000,000 through a private placement of 6,666,666 shares of its common stock to certain investors. The shares were sold at $0.60 per share, representing an approximate 19% discount to the closing bid price of the shares for the five trading days immediately preceding the closing. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,666,666 shares of common stock at an exercise price of $1.50 per share. If the Company raises additional capital of at least $2,000,000 through the sale of common stock during the five-year period that the warrants are exercisable, the exercise price of the warrants may be adjusted. In connection with this placement, the Company also issued 740,740 shares of its common stock to certain financial and business development advisors.

The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received gross proceeds of $772,181 and $3,773,405 through the issuance of 1,544,361 and 1,881,470 shares of its common stock during the six months ended June 30, 2002 and the fiscal year ended December 31, 2001, respectively, through the exercise of certain of these warrants. At June 30, 2002, the Company had warrants outstanding to purchase 8,715,730 shares of its common stock at prices that range from $1.11 to $18.00 per share, with a weighted average of $3.01 per share.

BORROWINGS

In December 2001, the Company entered into a revolving credit facility with IBM Global Finance (the “IBM

Revolver”). The IBM Revolver provides for up to $3,000,000 in borrowings based on the Company’s base of eligible U.S. receivables and inventory. Interest on the facility accrues at the prime rate plus 2.0% per annum. The borrowing is secured by the Company’s U.S. assets, excluding patents and intellectual property. The IBM Revolver includes customary financial covenants and other restrictions, including the requirement that the Company obtain a $1,000,000 irrevocable letter of credit (the “Letter of Credit”) to secure this facility. The Company believes that it will have to post cash collateral in an equal amount to obtain the Letter of Credit. At June 30, 2002, the Company had not made any borrowings under the IBM Revolver. Subject to the satisfaction of the various requirements of the facility, the Company may draw down on the IBM Revolver during 2002.

During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bears interest at 6.0% per annum and is due on or before June 30, 2003. At the Company’s option, this note can be repaid through a cash payment, the issuance of 500,000 shares of common stock or the cashless exercise of 500,000 of the investor’s existing warrants at a reduced price of $0.50 per share.

COMMITMENTS

Inventory. At June 30, 2002, the Company had commitments to purchase inventory, tooling and engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company expects that it will enter into similar inventory and engineering commitments in the future as it designs, develops and procures future wearable computer product lines.

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

The Company has commitments to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors, including IBM, related to the MA V, MA TC, poma, Atigo and future product lines. The Company believes that the timing and amount of many of these shipments, services and payments may be adjusted through the payment of cancellation fees, contract negotiations or the satisfaction of obligations through the issuance of the Company’s equity securities. However, there can be no assurance that the Company can successfully modify these contracts or commitments. Excluding the potential impact of ongoing contract negotiations, the Company had approximately $10,000,000 in inventory commitments at June 30, 2002. The Company estimates that it will make additional payments of $2,000,000 between July 2002 and December 2002 in order to execute its business plan for the remainder of 2002. If the current contracts between the Company and its suppliers were completed in full, the Company would be obligated to make approximately $39,000,000 in payments during 2003 related primarily to the IBM MAV CPU contract. However, the Company believes that these contracts will be modified such that this obligation will be significantly reduced and/or transferred to future generations of products or services.

Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2006. Future minimum payments under noncancelable operating leases at June 30, 2002 are:

YEAR ENDING DECEMBER 31,

2002	$375,659
2003	609,222
2004	176,727
2005	156,566
2006	160,528

$1,478,702

On January 1, 2002, the Company entered into an agreement with a vendor to provide it with marketing services and certain retail space at the Waldorf Astoria Hotel in New York City. The agreement has an initial term of two years and will be extended for an additional three year term unless either company chooses to not extend the agreement. Pursuant to the terms of the agreement, during the six months ended June 30, 2002, the Company paid $300,000 in cash, issued 400,000 shares of the Company’s common stock and issued warrants to purchase an additional 100,000 shares of the Company’s common stock. In addition to these payments and equity issuances, the Company is required to pay an additional $700,000 during the initial two year term. The Company is currently in discussions with this vendor to significantly renegotiate or cancel this agreement. However, there can be no assurance that it will be successful in doing so.

OTHER LIQUIDITY AND CAPITAL RESOURCES DISCLOSURES

Certain government contracts of XSI require that five to ten percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made. Since the amounts billed will not be collected within one year of the date of the financial statements, the balance is included in long-term other assets. Retainage at June 30, 2002 and December 31, 2001 was $354,224 and $316,839, respectively.

The Company recognizes revenue from fixed price long-term service contracts based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete. Revenue in excess of billings on service contracts is recorded as unbilled receivables. At June 30, 2002 and December 31, 2001, unbilled receivables of $881,363 and $365,763, respectively, were included in trade accounts receivable.

The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, sell and market its wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $119,114,117 at June 30, 2002.

The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. At June 30, 2002, the Company had unrestricted cash on hand of $2,778,522 and accounts payable, accrued expenses and short term notes totaling $6,831,212. Certain of these liabilities are past their stated terms of payment, including those owed to vendors that provide services and inventory which are required by the Company in order for it to execute its business plan. The Company generally believes that it has a reasonably good relationship with these vendors. However, there can be no assurances that the Company’s vendors will continue to provide such products and services or that the Company will be successful in obtaining such products and services from other vendors.

During 2002, 2001 and 2000, the Company funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company’s products, the successful management of the business, the ability to profitably sell the Company’s wearable computer products, and management’s ability to reduce operating expenses relative to the growth in revenues and strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flows from operations and it is expected that it will continue to experience negative cash flows through 2002 and potentially thereafter.

The Company anticipates that its working capital requirements and operating expenses, excluding the impact of the restructuring and cost reduction programs discussed below, will increase as the Company expands production of its current wearable computer product lines, develops new models, further expands its sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, inventory procurement, marketing and rollout expenses for the Mobile Assistant series and other products, and competitive pressures on gross margins will impact the magnitude and timing of the Company’s cash requirements.

During 2002, management has taken steps that it believes are necessary to improve its operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2002 and thereafter.

During the period from March through August 2002, the Company has performed ongoing reviews of its operations and has developed a program to significantly reduce the Company’s operating expenses. The Company began implementation of these cost cutting programs in April 2002 and has continued to execute these reductions through the date of this filing.

Assuming there are no significant changes to the Company’s business plan, management has targeted savings of approximately 50% from annualized fourth quarter 2001 levels once these steps are fully implemented.

The impact of the cost cutting programs on the Company’s operating expenses is first seen in the Company’s results for the second quarter of 2002. During this period, the Company recorded operating expenses, net of restructuring charges, of $6,947,240. This represents a decrease of 21% from the first quarter 2002 operating expenses of $8,745,553 and 31% from the fourth quarter of 2001 operating expenses of $10,114,109.

Management’s target is to reach an operating expense level of approximately $5,000,000 per quarter, beginning with the fourth quarter of 2002. Future significant fluctuations may still occur as a result of the Company’s research and development activities, which will vary depending on the Company’s wearable computer product development cycle during any given period.

Subsequent to these changes, management believes that the Company’s staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

In addition to the cost cutting initiatives detailed above, management continues to review all aspects of the Company’s operations and may take additional actions to reduce operating expenses further.

Even if the above cost cutting initiatives are fully implemented, the Company will still be required to obtain outside financing to supplement the Company’s cash position. Potential sources of additional financing include private equity offerings, strategic investments and various forms of debt financing. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

During the period from January 2002 through June 2002, the Company has raised $13,475,227 in cash through sales of its common stock to institutional investors and through warrant and stock option exercises. As a result of the Company’s financings and other activities, 15,554,343 shares of common stock were issued during the first six months of 2002. This represents a 26% increase in the number of shares as compared to that outstanding as of December 31, 2001.

The equity markets, especially for small capitalization technology stocks, have remained depressed, and the U.S. and world economies have generally been in a decline or recession. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital.

On July 22, 2002, the Company received notice from Nasdaq that the Company’s common stock had closed below $1 per share for 30 consecutive trading days and that the Company had until October 21, 2002 for the common stock to close above $1 for ten consecutive trading days, or the Company faced removal from the Nasdaq National Market. Prior to that date, the Company can either appeal this notice or move to the Nasdaq SmallCap Market. If the Company chooses to move to the SmallCap Market, it will have until approximately July 21, 2003 for the stock price to close above $1 for ten consecutive days. In order to qualify for a transfer to the SmallCap Market and to use the full grace period provided by Nasdaq, the Company must remain in compliance with various Nasdaq listing requirements. Management anticipates that the Company will be able meet such requirements but there is no assurance that it will be able to do so.

If the Company is unable to remain on the National Market, it could face reductions in holdings by current institutional holders whose charters may not allow investment in NASDAQ companies that do not trade on the National Market. If the Company is unable to remain on the SmallCap Market, it may be forced to trade on the Over the Counter Bulletin Board or Pink Sheets markets, which could significantly reduce the liquidity in the stock and interest of potential investors in purchasing the stock.

The Company’s management believes that the combination of cash on hand, cash flows from operations, and outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements. This is based both on the Company’s historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at June 30, 2002. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro or in which the U.S. Dollar equivalent is determined by the values of such currencies. Prior to the adoption of the Euro, the Company also regularly entered into transactions denominated in the German Deutsche Mark. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the Deutsche Mark to the Euro. The effect of this conversion was an increase of $151,123 on beginning accumulated deficit, which is included in the foreign currency translation balance. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. For the three and six months ended June 30, 2002, the Company’s operations in Europe comprised 7.6% and 14.8% of its total revenue and 15.6% and 12.8% of its net loss, respectively compared to 19.3% and 19.1% of its total revenue and 11.9% and 11.5% of its net loss, respectively in the same periods for 2001. For the three and six months ended June 30, 2002, the Company’s operations in Asia comprised 2.3% and 5.6% of its total revenue and 2.1% and 1.5% of its net loss, respectively compared to 1.2% and 4.8% of its total revenue and 14.3% and 9.9% of its net loss, respectively in the same periods for 2001. At June 30, 2002, the Company’s assets in Europe and Asia comprised 21.4% and 2.7% of its total assets, respectively compared to 10.2% and 3.9% of its total assets at June 30, 2001, respectively. According to published sources, the average fluctuation of the European Euro during the three and six months ended June 30, 2002 and 2001 was 5.1% and 0.8%, respectively compared to -1.3% and -4.7% for the same periods in 2001, respectively. The average fluctuation of the Japanese Yen for the three and six months ended June 30, 2002 was 4.3% and 1.1%, respectively compared to 2.2% and -5.4% for the same periods in 2001, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2002 and 2001.

INTEREST RATE SENSITIVITY

As discussed in the “Liquidity and Capital Resources” section, the Company has established a revolving credit facility that provides for up to $3,000,000 in borrowings and is also exploring various other financing alternatives, including debt financings. If additional funds are raised through borrowings, the Company will be subject to additional interest charges. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first two quarters of fiscal year 2002 was 4.75% for each period, compared to 8.83% and 8.17% average prime interest rate during the same periods in 2001, respectively. For 2002 and 2001, the prime interest rate fluctuation from January 1 to June 30 of each year was 0% and -2.5%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2002 and 2001.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ended June 30, 2002. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the Deutsche Mark to the Euro. The effect of this conversion on beginning accumulated deficit was an increase of $151,123, which is included in the foreign currency translation balance. Issues that were addressed by the Company as a result of the introduction of the Euro include the conversion of information technology systems, reassessment of foreign currency exchange risk, negotiation and amendment of existing agreements and contracts, and processing of tax and accounting records. At June 30, 2002, the Company did not experience significant issues with the Euro conversion and the conversion did not have a material impact on the Company’s results of operations or financial position.

PART II — OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

During June 2002, the Company received gross proceeds of $4,000,000 through a private placement of 6,666,666 shares of its common stock to certain investors. The shares were sold at $0.60 per share, representing an approximate 19% discount to the closing bid price of the shares for the five trading days immediately preceding the closing. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,666,666 shares of common stock at an exercise price of $1.50 per share. If the Company raises additional capital of at least $2,000,000 through the sale of common stock during the five-year period that the warrants are exercisable, the exercise price of the warrants may be adjusted. In connection with this placement, the Company also issued 740,740 shares of its common stock to certain financial and business development advisors. The net proceeds of the placement were used for working capital of the Company. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

None.

B) REPORTS ON FORM 8-K

None.

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

/s/ JOHN F. MOYNAHAN

By: John F. Moynahan Senior Vice President, Chief Financial Officer and Treasurer

/s/ THOMAS D. DAVIS

By: Thomas D. Davis Vice President, Finance

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “Report”) by Xybernaut Corporation, a Delaware corporation (the “Registrant”), each of the undersigned, to his knowledge, hereby certifies that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

XYBERNAUT CORPORATION

/s/ EDWARD G. NEWMAN
By: Edward G. Newman Chief Executive Officer

/s/ JOHN F. MOYNAHAN
By: John F. Moynahan Chief Financial Officer