Form 10-Q
period 2002-09-30
XYBERNAUT CORP
filed 2002-11-14
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

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
SINCE LAST REPORT)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock — $0.01 par value	Outstanding at November 11, 2002 112,938,254

INDEX

PAGE

COVER PAGE	1

INDEX	2

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets (unaudited)	3

Condensed Consolidated Statement of Operations (unaudited)	4

Condensed Consolidated Statement of Cash Flows (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II — OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2002	2001

Current assets:

Cash and cash equivalents	$627,139	$3,172,609

Restricted cash	500,000	500,000

Accounts receivable, net of allowances of $273,748 and $213,434	3,040,416	3,283,828

Inventory, net of reserves of $922,205 and $141,280	3,390,454	4,621,019

Prepaid and other current assets	1,032,567	815,619

Total current assets	8,590,576	12,393,075

Property, equipment and demonstration units, net	818,494	1,083,411

Other assets:

Patent costs, net of accumulated amortization of $1,443,773 and $1,115,910	1,293,156	1,235,017

Tooling costs, net of accumulated amortization of $138,031 and $97,996, and reserves of $149,077 and $0	956,065	1,108,869

Other	746,129	843,946

Total other assets	2,995,350	3,187,832

Total assets	$12,404,420	$16,664,318

Current liabilities:

Accounts payable	$3,776,971	$4,303,078

Accrued expenses and other	1,944,493	2,943,843

Deferred revenue	79,855	40,288

Notes and loans payable	10,862	17,717

Total current liabilities	$5,812,181	$7,304,926

Commitments and contingencies

Stockholders’ equity:

Note receivable from officer, net of reserves of $1,015,575 and $0	$(57,500)	$(1,026,708)

Common stock, $0.01 par value, 200,000,000 and 80,000,000 shares authorized, 87,213,640 and 59,528,113 shares issued and outstanding	872,136	595,281

Additional paid-in capital	132,756,950	114,523,028

Foreign currency translation	8,185	(289,883)

Accumulated deficit	(126,987,532)	(104,442,326)

Total stockholders’ equity	$6,592,239	$9,359,392

Total liabilities and stockholders’ equity	$12,404,420	$16,664,318

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:

Hardware	$1,553,019	$1,370,559	$4,471,634	$3,221,127

Software	—	28,212	—	615,307

Total product	1,553,019	1,398,771	4,471,634	3,836,434

Consulting, licensing and other	992,308	917,642	2,897,077	2,776,764

Total revenue	2,545,327	2,316,413	7,368,711	6,613,198

Cost of sales:

Hardware	1,368,415	935,931	3,839,681	2,498,680

Software	—	3,037		345,700

Total product	1,368,415	938,968	3,839,681	2,844,380

Consulting, licensing and other	610,976	598,163	1,839,500	1,826,747

Provision for inventory and tooling	359,217	—	413,175	1,149,020

Gross income	206,719	779,282	1,276,355	793,051

Operating expenses:

Sales and marketing	3,749,623	4,721,158	12,641,816	11,769,041

General and administrative	1,373,240	1,757,036	4,649,702	5,136,352

Research and development	1,602,275	2,438,846	5,126,413	6,584,565

Provision for note receivable from officer	1,015,575	—	1,015,575	—

Restructuring charges	361,227	—	516,461	—

Total operating expenses	8,101,940	8,917,040	23,949,967	23,489,958

Operating loss	(7,895,221)	(8,137,758)	(22,673,612)	(22,696,907)

Interest and other income, net	24,581	70,329	135,786	253,722

Loss before provision for income taxes	(7,870,640)	(8,067,429)	(22,537,826)	(22,443,185)

Provision for income taxes	2,775	5,807	7,380	20,635

Net loss	$(7,873,415)	$(8,073,236)	$(22,545,206)	$(22,463,820)

Net loss per share (basic and diluted)	$(0.10)	$(0.15)	$(0.33)	$(0.46)

Weighted average number of shares outstanding (basic and diluted)	78,011,017	52,309,601	68,397,202	49,114,344

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(22,545,206)	$(22,463,820)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,383,183	1,069,330

Provision for inventory and tooling	413,175	1,149,020

Provision for note receivable from officer	1,015,575	—

Non-cash restructuring charges	335,567	—

Non-cash charges for equity securities issued for services	1,665,704	542,916

Changes in assets and liabilities:

Inventory	849,296	71,554

Accounts receivable	362,758	216,316

Prepaid and other current assets	(188,146)	(651,659)

Other assets	(57,450)	76,732

Accounts payable	(649,490)	1,984,567

Accrued expenses and other	(127,730)	24,461

Restructuring liability	222,270	—

Deferred revenue	39,567	(38,488)

Net cash used in operating activities	$(17,280,927)	$(18,019,071)

Cash flows from investing activities:

Note receivable from officers, net	(24,145)	(15,976)

Acquisition of property, equipment and demonstration units	(666,592)	(812,924)

Acquisition of patents and trademarks	(425,844)	(537,240)

Decrease in restricted cash	—	(84,343)

Capitalization of tooling costs	—	(1,175,653)

Net cash used in investing activities	$(1,116,581)	$(2,626,136)

Cash flows from financing activities:

Proceeds from:

Common stock offerings, net	14,192,440	13,714,939

Exercise of warrants and stock options	1,701,820	1,948,691

Notes and loans	250,000	—

Payments for:

Notes and loans	—	(466,668)

Capitalization of loan costs	(10,375)	(10,000)

Net cash provided by financing activities	$16,133,885	$15,186,962

Effect of exchange rate changes on cash and cash equivalents	(281,847)	(431,920)

Net decrease in cash and cash equivalents	(2,545,470)	(5,890,165)

Cash and cash equivalents, beginning of period	3,172,609	8,848,715

Cash and cash equivalents, end of period	$627,139	$2,958,550

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,966	$5,340

Cash paid for taxes	$22,011	$51,298

Supplemental disclosure of non-cash financing activities:

Equity securities issued for future services, recorded as prepaid expenses when issued	$1,919,498	$507,917

Equity securities issued for services rendered, expensed in periods issued	$159,587	$129,549

Equity securities issued for settlement of accounts payable and accrued expenses	$287,431	$—

Equity securities issued for settlement of notes payable	$250,000	$—

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of Company management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2002 and December 31, 2001, and the results of their operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2002. Please refer to the Company’s Annual Report on Form 10-K for the complete financial statements.

2. THE COMPANY

The Company, a Delaware corporation, was formed in 1990 and completed its initial public offering in 1996. The Company is engaged in the research, development, commercialization and production of mobile, wearable computing and communication systems, along with software and service solutions designed to enhance productivity, improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany).

The Mobile Assistant® (“MA®”) series is the Company’s primary wearable computer hardware product line, the current versions of which are the Mobile Assistant V (“MA V”) and MA TC. The Company also developed, markets and sells the poma ™, a wearable computer targeted at the light-commercial and near-consumer markets, and the Atigo™, a wireless web panel that can be used either as a stand-alone handheld PC or as a display for an MA system, a laptop or a conventional PC.

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

INVENTORY

At September 30, 2002, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

During the three months ended September 30, 2002, inventory and tooling reserves of $841,696 and $149,077, respectively, were recorded to provide for an estimated general decline in value of the Company’s inventory. This reserve was offset by a $631,556 reversal of poma reserve discussed below. During the three months ended June 30, 2002, an inventory reserve of $53,958 was recorded related to a small number of early-production models of the MA V product line with limited hard disk capacity received by the Company. At December 31, 2001, an inventory reserve of $141,280 was established for hard disk drives that were purchased for the MA V product line but later replaced with higher-capacity hard disk drives. During the first quarter of 2002, all of the hard drives were sold in bulk at an amount approximating their net carrying value and the reserve of $141,280 at December 31, 2001 related to these hard drives has been fully utilized.

During the fourth quarter of 2001, a charge of $885,019 was recorded to reflect management’s estimate of losses to be incurred on the total initial production run of the poma product line. The Company elected to sell the poma systems at prices that are less than their initial production costs to favorably position the poma in the price-sensitive light-commercial and near-consumer markets. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contracts were entered into. Because the inventory had not been received by the Company as of December 31, 2001, and was therefore not recorded as an asset, this charge was recorded as an accrued liability, which was being reclassified to an inventory reserve as poma inventory shipments were received during 2002. As of September 30, 2002, $26,551 was recorded as a specific poma inventory reserve. Subsequent to September 30, 2002, the Company entered into an agreement with the manufacturer of the poma through which the Company was relieved of its obligation to purchase additional poma units. Pursuant to the terms of this agreement, the Company is required to make a payment of $80,000 during the fourth quarter of 2002 and to reduce certain of the royalty rates that are used to calculate the licensing fees that the Company receives from the manufacturer for its sales of the poma or other wearable computer products. Effective September 30, 2002, the remaining accrued liability balance, net of the $80,000 payment, was reversed, resulting in a $631,556 reduction to the provision for inventory and tooling charge recorded in the third quarter of 2002.

As of September 30, 2002, net of the effects of specific reserves and write-offs, the value of the systems and components for each of the Company’s primary product lines was $1,509,312 for the MA V, $1,472,932 for the MA TC, $348,750 for the MA IV, $28,749 for the poma and $30,711 for the Atigo. As of September 30, 2002, a $53,958 MA V inventory reserve, a $26,551 poma inventory reserve and a general inventory reserve of $841,696 was recorded.

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

RESTRUCTURING

The Company recorded restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulleting (“SAB”) No. 100, “Restructuring and Impairment Charges.” During April 2002, management adopted a restructuring plan which established the plan of termination, the benefits available to terminated employees and communicated these benefits to the terminated employees. The employee severance costs and outplacement services according to this plan were recorded as restructuring charges of $155,234 during the second quarter of 2002. During the third quarter of 2002, management established and implemented additional termination plans and communicated the benefits to the terminated employees. The employee severance costs and outplacement services according to these plans were recorded as restructuring charges of $137,922 during the third quarter of 2002. In addition a plan was implemented to reduce office space by moving employees of a subsidiary of the Company to headquarters and preparing the subsidiary’s building for sublease. The present value of the future cash flows of the office space rent for the life of the contract less an estimate that the building can be subleased at 50% rent for a total $223,305 was recorded as restructuring charges in the third quarter. Of these charges $404,199 was or will be paid in cash and $112,262 was paid by the issuance of equity securities during the second and third quarters of 2002. At September 30, 2002, the remaining unpaid balance of $222,270 is included in accrued expenses. Management expects to establish and implement additional restructuring plans during the fourth quarter of 2002 and also possibly into 2003.

RECLASSIFICATIONS

Certain 2001 balances and disclosures have been reclassified to conform to 2002 presentation.

4. LIQUIDITY AND OPERATIONS

The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, sell and market its wearable computer products and to provide general and administrative support for these activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $126,987,532 at September 30, 2002.

The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. At September 30, 2002, the Company had unrestricted cash on hand of $627,139 and accounts payable, accrued expenses and short term notes totaling $5,732,326. During 2002, 2001 and 2000, the Company funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

During 2002, management has taken steps that it believes are necessary to improve the Company’s operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2002 and thereafter.

During the period from March through November 2002, the Company has performed ongoing reviews of its operations and has developed a program to significantly reduce the Company’s operating expenses. The Company began implementation of these cost cutting programs in April 2002 and has continued to execute these reductions through the date of this filing.

Assuming there are no significant changes to the Company’s business plan, management has targeted savings of approximately 50% from annualized fourth quarter 2001 levels once these steps are fully implemented. Management’s target is to reach an operating expense level of approximately $5,000,000 per quarter, beginning with the fourth quarter of 2002. Future significant fluctuations may still occur as a result of the Company’s research and development activities, which will vary depending on the Company’s wearable computer product development cycle during any given period. As indicated in the chart below, through the third quarter of 2002, the Company has reduced its net operating expenses by 41% from annualized fourth quarter 2001 levels.

	Operating	% Change from
	Expenses, Net	Fourth Quarter of	% Change from
	(1)	2001	Prior Quarter
Fourth Quarter of 2001	$10,114,109	—	—

First Quarter of 2002	$8,745,553	-14%	-14%

Second Quarter of 2002	$6,947,240	-31%	-21%

Third Quarter of 2002	$5,995,627	-41%	-14%

(1) Operating Expenses, Net represents total operating expenses as adjusted for restructuring charges recorded in accordance with U.S. GAAP and certain other non-recurring transactions that do not meet the criteria for recordation as restructuring charges. The operating expense balances for the fourth quarter of 2001 and the first quarter of 2002 presented herein are unadjusted. The balance for the second quarter of 2002 represents total operating expenses less: $155,234 in restructuring charges. The balance for the third quarter of 2002 represents total operating expenses less: $361,227 in restructuring charges; a $729,511 non-cash charge recorded as a sales and marketing expense related to the cancellation of an agreement for marketing services and certain retail space at the Waldorf Astoria Hotel in New York City; and a $1,015,575 charge for a reserve recorded against a note receivable due from an executive officer of the Company.

The key cash saving initiatives that have been, and will continue to be, implemented are listed below:

•	Worldwide headcount will have been reduced by 45% from approximately 145 full-time employees to approximately 80 full-time employees.

•	The Company’s worldwide engineering and product functions have been consolidated.

•	Operations in Asia were significantly reduced, especially related to direct sales, marketing and product efforts. Future Asian operations will focus primarily on channel sales, potential business combinations and business development.

•	Operations in Europe were significantly reduced, especially related to direct sales and marketing efforts. Future European operations will focus primarily on channel sales, sales and marketing relationships with strategic partners, business development and research and development.

•	Participation in trade shows has been reduced.

•	An agreement was reached with the manufacturer of the poma product line through which the Company eliminated its obligation to purchase additional systems.

•	An agreement with a vendor to provide the Company with marketing services and certain retail space at the Waldorf Astoria Hotel in New York City was canceled.

•	[Insert discussion of patent portfolio reduction]

•	Agreements with certain consultants, vendors and partners have been, and will continue to be, cancelled or renegotiated in order to minimize cash expenditures through the issuance of the Company’s equity securities, the renegotiation of terms and a reduction or elimination of services.

•	Other various reductions in discretionary costs have been, and will continue to be, implemented.

Subsequent to these changes, management believes that the Company’s staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

In addition to the cost cutting initiatives detailed above, management continues to review all aspects of the Company’s operations and may take additional actions to reduce operating expenses further.

Even when the above cost cutting initiatives are fully implemented, the Company will still be required to obtain outside financing to supplement the Company’s cash position. Potential sources of additional financing include private equity offerings, strategic investments and various forms of debt financing. Due in large part to the Company’s current stock price and the depressed general capital markets, the equity financings that the Company has completed in recent quarters have been of a smaller size when compared to those transacted in previous periods. The Company’s management believes that the combination of cash on hand, cash flows from operations and outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements. This is based both on the Company’s historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

During the nine months ended September 2002, the Company raised $16,144,260 in cash through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings that were repaid through the issuance of common stock.

Subsequent to September 30, 2002, the Company raised approximately $5,250,000 in additional funds through warrant exercises and sales of its common stock to institutional investors.

5. BORROWINGS

In December 2001, the Company entered into a revolving credit facility with IBM Global Finance (the “IBM Revolver”). The IBM Revolver provides for up to $3,000,000 in borrowings based on the Company’s base of eligible U.S. receivables and inventory. Interest on the facility accrues at the prime rate plus 2.0% per annum. The borrowing is secured by the Company’s U.S. assets, excluding patents and intellectual property. The IBM Revolver includes customary financial covenants and other restrictions, including the requirement that the Company obtain a $1,000,000 irrevocable letter of credit (the “Letter of Credit”) to secure this facility. The Company believes that it will have to post cash collateral in an equal amount to obtain the Letter of Credit. At September 30, 2002, the Company had not made any borrowings under the IBM Revolver and the Company does not anticipate drawing down on the IBM Revolver during 2002.

During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bears interest at 6.0% per annum and is due on or before September 30, 2003. At the Company’s option, this note can be repaid through a cash payment, the issuance of 500,000 shares of common stock or the cashless exercise of 500,000 of the investor’s existing warrants at a reduced price of $0.50 per share. [Insert language related to repayment through stock]

6. STOCKHOLDERS’ EQUITY

During August 2002, the Company received gross proceeds of $2,000,000 through a private placement of 5,714,286 shares of its common stock to certain investors. The shares were sold at $0.35 per share, representing an approximate 11% discount to the closing price of the shares for the 20 trading days immediately preceding the closing. In connection with this private placement, the Company issued to the investors callable warrants to purchase 5,714,286 shares of common stock at an exercise price of $0.70 per share and callable warrants to purchase 5,714,286 shares of common stock at an exercise price of $1.50 per share.

The Company has issued equity securities to certain employees, consultants and companies for services provided to, or goods received, by the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. For the nine months ended September 30, 2002, the Company recorded expenses related to the issuance of equity securities for services rendered of $159,587, recorded $287,431 related to the settlement of accounts payable and accrued liabilities, $250,000 related to the settlement of notes payable and recorded prepaid assets for future services or goods to be provided of $1,919,498. Of these prepaid expenses, $729,511 was written off due to the Company’s various cost cutting initiatives. The remaining prepaid expenses have been, or will continue to be amortized into operating expenses or inventory during 2002 and 2003 pursuant to the terms of the underlying agreements. For the nine months ended September 30, 2001, the Company recorded expenses for services rendered of $129,549 and recorded prepaid assets for future services to be provided of $507,917. These prepaid expenses were and will continue to be amortized into operating expenses during 2001 and 2002 over the remaining lives of the underlying agreements. The Company recorded total expenses associated with these services, including expenses resulting from equity securities issued in both the current and prior periods, of $406,782 and $112,240 for the three months ended September 30, 2002 and 2001, respectively, and $1,048,455 and $591,665 for the nine months ended September 30, 2002 and 2001, respectively. Included in prepaid and other assets at September 30, 2002 and December 31, 2001 are equity securities issued for payment of future services of $215,048 and $253,958, respectively.

The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. During the nine months ended September 30, 2002, the Company received gross proceeds of $1,698,773 and issued 7,579,198 shares of its common stock through the exercise of certain of these warrants. To induce certain of the investors to exercise warrants, the Company reduced the exercise price of 6,034,837 of these warrants from a weighted average price of $1.48 per share to $0.15 per share. At September 30, 2002, the Company had warrants outstanding to purchase 14,109,465 shares of its common stock at prices that range from $0.70 to $18.00 per share, with a weighted average of $2.12 per share.

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

Revenues by geographical destination as a percentage of total revenues for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

United States	87%	70%	82%	74%

Europe, principally Germany	11%	26%	14%	22%

Asia, principally Japan	2%	4%	4%	4%

Operations in various geographical areas are summarized as follows:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

North America:

Total revenue	$2,222,243	$1,633,169	$6,058,331	$4,904,611

Net loss	6,051,551	7,060,456	18,627,169	18,369,884

Identifiable assets	9,863,977	11,969,142	9,863,977	11,969,142

Europe (1):

Total Revenue	$273,452	$601,505	$988,276	$1,420,580

Net loss	1,737,318	729,406	3,613,630	2,387,636

Identifiable assets	2,124,806	2,592,073	2,124,806	2,592,073

Asia:

Total revenue	$49,632	$81,739	$322,104	$288,007

Net loss	84,546	283,374	304,407	1,706,300

Identifiable assets	415,637	691,264	415,637	691,264

(1)  Included in the Company’s operations in Europe are expenses related to research and development activities conducted by a branch of the Company operating in Germany. These expenses were $639,051 and $343,604 for the three months ended September 30, 2002 and 2001, respectively, and $1,387,757 and $1,197,383 for the nine months ended September 30, 2002 and 2001, respectively. Also included in the net loss and identifiable assets balances is a $490,773 inventory and tooling reserve recorded during the three months ended September 30, 2002.

The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:

Number of Customers	1	3	1	3

Percent of Total Revenue	19%	48%	10%	39%

Accounts Receivable:

Number of Customers	2	2	2	2

Percent of Total Accounts Receivable	45%	56%	45%	56%

For the three months ended September 30, 2002, revenue from IBM comprised greater than 10% of total revenue. For the nine months ended September 30, 2002, revenue from the State of Tennessee Department of Transportation (“DOT”) comprised greater than 10% of total revenue. As of September 30, 2002, the following customers’ accounts receivable balance each comprised greater than 10% of total accounts receivable: the State of Tennessee DOT and IBM.

For the three months ended September 30, 2001, revenue from the following customers each comprised greater than 10% of total revenue: Federal

Express, the State of Tennessee DOT and Europart Consulting GmbH & Co. For the nine months ended September 30, 2001, revenue from the following customers each comprised greater than 10% of total revenue: Naval Undersea Warfare Center, the State of Tennessee DOT and Europart Consulting GmbH & Co. As of September 30, 2001, the following customers’ accounts receivable balance comprised greater than 10% of total accounts receivable: Europart Consulting GmbH & Co and the State of Tennessee DOT.

8. TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

Between November 2000 and February 2001, the Company loaned $940,188, net of repayments, to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a margin loan from an investment bank. The loan to this officer was made pursuant to a promissory note that is secured by shares of the officer’s personal common stock holdings of the Company (the “Promissory Note”). On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate from 8.0% to 6.0%, reflective of a general decline in interest rates over this period. The outstanding principal and interest owed to the Company under the Promissory Note totaled $1,073,075 and $1,026,708 at September 30, 2002 and December 31, 2001, respectively. If the value of the pledged shares is not sufficient to repay the outstanding balance of the note at maturity or upon acceleration, the Company would have recourse to other assets of the officer. The Company does not believe that the officer’s other assets would be sufficient to repay the loan in full. This loan has been recorded as a contra-equity account for all periods presented in this Form 10-Q to reflect the likelihood that the loan will be repaid with the collateralized shares or proceeds from the sale of such shares. At September 30, 2002, the Company recorded a $1,015,575 reserve to reduce the net carrying value of the Promissory Note to the value of the collateralized shares based on the closing market price of the Company’s common stock on September 30, 2002. In recording this reserve, the Company has not waived it rights under the Promissory Note. The Company’s Board of Directors is currently considering modifications to selected terms and conditions of this loan, including adding to the Company’s collateral position. Any such modifications will be governed by applicable rules and regulations, including the provisions of the Sarbanes-Oxley Act.

The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of flat panel displays. The Company has also entered into an agreement with IBM under which IBM purchases MA V, Atigo and other products from the Company and markets and sells the systems worldwide to its own customers. During the three and nine months ended September 30, 2002, the Company was billed $7,440 and $2,214,978, respectively, by IBM related to design and development services and inventory purchases. During the same periods in 2001, the Company was billed $516,765 and $3,060,455, respectively, by IBM related to design and development services and inventory purchases. During the three and nine months ended September 30, 2002, the Company recorded revenues of $471,939 and $531,529, respectively, related to sales of MA V products to IBM. During the three and nine months ended September 30, 2001, the Company recorded revenues of $12,152 related to sales of MA V products to IBM. The Company’s management believes that the agreements and contracts underlying both the design, development and manufacture of the MA V product line and the sale of MA V products to IBM contain arms-length terms and conditions.

Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit agencies (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis, and the use of the End-Users as named reference accounts. During the three and nine months ended September 30, 2002, the Company recorded revenues of approximately $225,390 and $713,642, respectively, related to sales to this VAR. During the three and nine months ended September 30, 2001, the Company recorded revenues of approximately $446,068 and $1,064,616, respectively, related to sales to this VAR. During the three and nine months ended September 30, 2002, the Company recorded total research and development and sales and marketing expenses of approximately $664,171 and $1,247,161, respectively, related to services performed by the End-Users. During the three and nine months ended September 30, 2001, the Company recorded total research and development and sales and marketing expenses of approximately $88,291 and $487,376, respectively, related to services performed by the End-Users. The Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

9. SUBSEQUENT EVENTS

In October 2002, the Company entered into an agreement with the manufacturer of the poma through which the Company was relieved of its obligation to purchase additional poma units. Pursuant to the terms of this agreement, the Company is required to make a payment of $80,000 during the fourth quarter of 2002 and to reduce certain of the royalty rates that are used to calculate the licensing fees that the Company receives from the manufacturer for sales of the poma or other wearable computer products. Effective September 30, 2002, the accrued liability balance originally recorded based on management’s estimate of losses to be incurred on shipments of the poma, net of the $80,000 payment, was reversed, resulting in a $631,556 reduction to the provision for inventory and tooling charge recorded in the third quarter of 2002.

Subsequent to September 30, 2002, the Company received gross proceeds of approximately $[5,250,000] through exercises of previously issued warrants and through private placements of its common stock to institutional investors. The Company issued [25,654,762] shares of its common stock and issued callable warrants to purchase an additional [21,250,000] shares of its common stock at $1.50 related to these financings.

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

The Mobile Assistant® (“MA®”) series is the Company’s primary wearable computer hardware product line, the current versions of which are the Mobile Assistant V (“MA V”) and MA TC. Since its commercial introduction in 1995, the Company has realized revenue of over $19,000,000 on sales of approximately 3,900 units of the MA series. The Company also developed, markets and sells the poma™, a wearable computer targeted at the light-commercial and near-consumer markets, and the Atigo™, a wireless web panel that can be used either as a stand-alone handheld PC or as a display for an MA system, a laptop or a conventional PC. The Company derives its revenues from sales of its wearable computers, software products, consulting services and licensing of its intellectual property.

A number of trends are expected to have a significant effect on the Company’s operations in the future. In recent quarters, many of the Company’s large customers deferred or delayed anticipated purchases of Company products because of uncertain economic conditions. If these conditions persist or worsen, it is possible that more potential customers will defer, delay or cancel scheduled purchases, which would have an adverse effect on Company operations. While the Company expects general economic conditions to begin improving during early 2003, there can be no assurance that this expectation will be realized. Additionally, to the extent that potential customers have concerns about purchases from smaller suppliers as a result of challenging economic conditions for small capitalization technology companies, such concerns could have a negative impact on the Company’s revenues.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data as a percentage of revenues for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	77.8	66.4	77.1	70.6

Provision for inventory and tooling	14.1	0.0	5.6	17.4

Gross income / (loss)	8.1	33.6	17.3	12.0

Operating expenses:

Sales & marketing	147.3	203.8	171.6	178.0

General & administrative	54.0	75.9	63.1	77.7

Research & development	62.9	105.3	69.6	99.6

Provision for note receivable from officer	39.9	0.0	13.8	0.0

Restructuring charges	14.2	0.0	7.0	0.0

Total operating expenses	318.3	385.0	325.0	355.2

Interest and other	0.9	2.8	1.7	3.5

Net loss	(309.3%)	(348.5%)	(306.0%)	(339.7%)

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUE. The Company derives its revenue from product sales of its wearable computers and components, product sales of software and consulting services. Total revenue for the three months ended September 30, 2002 was $2,545,327, an increase of $228,914, or 10%, compared to $2,316,413 for the three months ended September 30, 2001. Sales from the Company’s wearable computers increased $182,460, or 13%, to $1,553,019 for the three months ended September 30, 2002 compared to $1,370,559 for the same period in 2001. Hardware revenues from U.S. operations increased $574,246 in the third quarter of 2002 compared with the same period in 2001 due primarily to sales of MA V and MA TC systems as well as a large sale of Atigo systems, which was introduced in the third quarter of 2002. This increase in U.S. hardware sales was offset by a $359,679 decrease in European hardware sales in the third quarter of 2002 compared with the same period in 2001, due primarily to a decrease in orders from a large European customer. Hardware revenues from Asia, consisting primarily of MA V systems, decreased slightly by $32,107 in the third quarter of 2002 compared with the same period in 2001. Offsetting this overall increase in wearable computer sales was a decrease in software product revenue from $28,212 for the three months ended September 30, 2001 to $0 for the same period in 2002. Revenue from software products generally consists of a few large transactions that occur throughout the year that are unrelated to the Company’s hardware products. Therefore, it is not uncommon to have significant fluctuations in software revenue from quarter to quarter. The Company’s consulting, licensing and other revenue for the three months ended September 30, 2002 was $992,308, an increase of $74,666, or 8%, from revenue of $917,642 for the three months ended September 30, 2001.

COST OF SALES. The Company’s cost of sales includes the costs of components for the Company’s wearable computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended September 30, 2002 was $2,338,608, an increase of $801,477, or 52%, compared to $1,537,131 for the three months ended September 30, 2001. This increase relates largely to the $990,773 general reserve recorded by management to cover estimated valuation issues in its various inventory components offset by a $631,556 decrease in the poma accrual, resulting in a net increase in the provision of $359,217. There was no such provision recorded in the same period of 2001. The cost of sales related to the Company’s hardware products increased by $432,484, or 46%, from the three months ended September 30, 2002 compared to the same period in 2001. This increase in hardware product cost of sales is significantly greater than the 13% increase in hardware product sales. Margins on sales of the MA V and TC were higher in the 2001 period than in the 2002 period, since both the MA V and MA TC product lines were introduced in 2001 and margins are typically highest following a product’s commercial launch. Partially offsetting the above factors which negatively affected hardware margins, the Company began shipping the Atigo product line in the third quarter of 2002, which resulted in a positive effect on margins. Consulting, licensing and other cost of sales increased approximately $12,813, or 2%, which is approximately consistent with the 8% increase in consulting, license and other revenue.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended September 30, 2002 were $3,749,623, a decrease of $971,535, or 21%, compared to $4,721,158, for the corresponding period in 2001. As a result of the cost saving measures undertaken in the second and third quarters of 2002, sales and marketing expenses in the third quarter of 2002 relating to salaries and benefits, consulting, promotional items and recruiting expenses decreased approximately $872,000, $214,000, $132,000 and $339,000, respectively, compared to the same period in 2001. For the three months ending September 30, 2002, $117,618 of severance and outplacement expenses relating to sales and marketing employees were classified as restructuring charges. This decrease is offset by an increase of $105,142 related to non-cash marketing expenses for outside services funded through the issuance of the Company’s equity securities for the three months ended September 30, 2002 of $189,322 compared to $84,180 during the same period in 2001. Included in sales and marketing expenses during the third quarter is a $729,511 non-cash, non-recurring charge related to the cancellation of an agreement for marketing services and certain retail space at the Waldorf Astoria

Hotel in New York City.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2002 were $1,373,240, a decrease of $383,796, or 22%, compared to $1,757,036 for the same period in 2001. As a result of the cost saving measures undertaken in the second and third quarters of 2002, general and administrative expenses in the third quarter of 2002 relating to salaries and benefits, and consulting decreased approximately $110,000 and $209,000, respectively, compared to the same period in 2001.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general wearable technology. Research and development expenses for the three months ended September 30, 2002 were $1,602,275, a decrease of $836,571 or 34%, compared to $2,438,846 for the corresponding period in 2001. This decrease resulted largely from a $704,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Expenditures during the 2001 period related to the MA V and MA TC product lines while expenditures during the 2002 period related to the Atigo product line. In addition, the research and development expenses of the Company’s Asian operations decreased by $131,000 from the three months ended September 30, 2001 to 2002 due to cost saving measures undertaken in the second and third quarters of 2002.

PROVISION FOR NOTES RECEIVABLE FROM OFFICER. At September 30, 2002, the Company recorded a $1,015,575 reserve to reduce the net carrying value of a promissory note due from an executive officer of the Company. The reserve was calculated based on the value of the shares of common stock that collateralize this note on September 30, 2002. No comparable expenses were recorded during the same period in 2001.

RESTRUCTURING COSTS. Restructuring costs were $361,227 for the third quarter of 2002. These expenses relate to the Company’s cost cutting efforts being undertaken during 2002, for which no comparable expenses were recorded during 2001. These expenses consist of severance extended to terminated employees and a reduction of facilities.

INTEREST AND OTHER, NET. Net interest and other income for the three months ended September 30, 2002 was $24,581, a decrease of $45,748, or 65%, compared to interest and other income of $70,329 for the same period in 2001. This decrease resulted primarily from a decrease in interest income earned from the Company’s cash balances from the second quarter in 2002 compared to the second quarter of 2001.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 2002 was $2,775, a decrease of $3,032, compared to the income tax provision of $5,807 for the three months ended September 30, 2001. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

NET LOSS. As a result of the factors described above, the net loss for the three months ended September 30, 2002 was $7,873,415, a decrease of $199,821 or 2%, compared to $8,073,236 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUE. The Company derives its revenue from product sales of its wearable computers and components, software, and from consulting services. Total revenue for the nine months ended September 30, 2002 was $7,368,711, an increase of $755,513 or 11%, compared to $6,613,198 for the nine months ended September 30, 2001. Product revenue for the first nine months of 2002 was $4,471,634, an increase of $635,200 or 17%, compared to $3,836,434 for the first nine months of 2001. The increase in product revenue was attributable to sales of the Company’s wearable computer and components products, which increased $1,250,507, or 39%. The increase in hardware sales resulted primarily from the Company’s emphasis on new and enhanced product lines, the MA V and MA TC, which were introduced late in 2001. Additional hardware product revenue resulted from sales of two new product lines introduced in 2002, the poma and the Atigo. Hardware revenues from U.S. operations increased $1,715,631, or 113%, in the first nine months of 2002 compared to the same period in 2001. Hardware revenues from Asian operations increased by $32,846, or 11%, in the first nine months of 2002 compared to the same period in 2001. Offsetting the increases in U.S. and Asian hardware revenues was a decrease of $497,970 in European hardware revenue, due primarily to a decrease in orders from a large European customer. Further offsetting this increase in wearable computer hardware sales was a decrease in software product revenue from $615,307 for the nine months ended September 30, 2001 to $0 for the same period in 2002. Revenues from software products generally consist of a few large transactions unrelated to our hardware products that occur throughout the year. Therefore, it is not uncommon for the Company to have significant fluctuations in software revenue from quarter to quarter. The Company’s consulting, licensing and other revenue remained consistent between the first nine months of 2002 and 2001 at $2,897,077 and $2,776,764, respectively, representing a 4% increase, as the number of ongoing consulting contracts remained relatively consistent between the first nine months of 2002 and 2001.

COST OF SALES. The Company’s cost of sales include the costs of components for the Company’s wearable computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the nine months ended September 30, 2002 was $6,092,356 an increase of $272,209 or 5%, compared to $5,820,147 for the first nine months ended September 30, 2001. The cost of sales related to the Company’s hardware products increased $1,341,001, or 54%, compared to $2,498,680 for the nine months ended September 30, 2001. This increase in hardware product cost of sales is significantly greater than the 39% increase in hardware product sales. This fluctuation was caused by several factors. First, total warranty costs for the nine months ended September 30, 2002 increased $285,902 compared to the same period in 2001 due to certain charges for product replacement related to previous quarters’ sales of the MA V to two of the Company’s customers. The Company believes that the warranty expenses specific to these customers were non-recurring in nature and does not anticipate that it will continue to record similar warranty expenses in the future. In addition, margins on sales of the MA V and TC were higher in the 2001 period than in the 2002 period, since both the MA V and MA TC product lines were introduced in 2001 and margins are typically highest following a product’s commercial launch. Partially offsetting the above factors which negatively affected hardware margins, the Company began shipping the Atigo product line in the third quarter of 2002, which resulted in a positive effect on margins. As a result of these activities, gross margins from hardware sales for the first nine months of 2002 were 14%, compared to 22% for 2001. Software cost of sales decreased from $345,700 for the nine months ended September 30, 2001 to $0 for the same period in 2002 as the Company did not have software sales in 2002. The decrease in high-margin software sales impacts negatively on the Company’s gross margin from product sales which decreased to 14% for the first nine months of 2002 from 26% for the same period in 2002. Cost of sales of consulting, licensing and other revenue remained relatively consistent with an increase of less than 1%, which is relatively consistent with the 4% increase in consulting, license and other revenue. The Company recognized inventory and tooling provisions of $413,175 and $1,149,020 in the first nine months of 2002 and 2001, respectively, related to a general reserve recorded primarily for the MA V and MA TC products and the write-off of MA IV inventory, respectively. Total gross margins, including the provisions for inventory and tooling, were 17% and 12% for the nine months ended September 30, 2002 and 2001, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended September 30, 2002 were $12,641,816, an increase of $872,775, or 7%, compared to $11,769,041 for the same period in 2001. Included in sales and marketing expenses for the nine months ended September 30, 2002 is a $729,511 non-cash charge related to the cancellation of an agreement for marketing services and certain retail space at the Waldorf Astoria Hotel in New York City. Non-cash expenses for outside marketing services funded through the issuance of the Company’s equity securities were $590,865 and $217,893 for the first nine months of 2002 and 2001, respectively. General expenditures for sales and marketing expenses of the European and Asian operations increased $153,000 from 2001 to 2002. These increases are offset by a decrease of approximately $345,000 in recruiting costs for sales and marketing staff as a result of the cost saving measures undertaken in the second and third quarters of 2002. For the three months ending September 30, 2002, $231,643 of severance and outplacement expenses relating to sales and marketing employees were classified as restructuring charges.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2002 were $4,649,702, a decrease of $486,650, or 9%, compared to $5,136,352, for the corresponding period in 2001. As a result of the cost saving measures undertaken in the second and third quarters of 2002, general and administrative expenses for the nine months ended September 30, 2002 relating to salaries and benefits, travel and consulting decreased approximately $181,000, $106,000 and $229,000, respectively, compared to the same period in 2001.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general wearable technology. Research and development expenses for the nine months ended September 30, 2002 were $5,126,413, a decrease of $1,458,152, or 22%, compared to $6,584,565 for the corresponding period in 2001. This decrease resulted largely from a $1,579,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Expenditures during the 2001 period related to the MA V and MA TC product lines while expenditures during the 2002 period related to the Atigo product line. In addition, the research and development expenses of the Company’s Asian operations decreased by $460,000 from the nine months ended September 30, 2001 to 2002 due to cost saving measures undertaken in the second and third quarters of 2002.

PROVISION FOR NOTES RECEIVABLE FROM OFFICER. At September 30, 2002, the Company recorded a $1,015,575 reserve to reduce the net carrying value of a promissory note due from an executive officer of the Company. The reserve was calculated based on the value of the shares of common stock that collateralize this note on September 30, 2002. No comparable expenses were recorded during the same period in 2001.

RESTRUCTURING COSTS. Restructuring costs were $516,461 for 2002. These expenses relate to the Company’s cost cutting efforts undertaken in the second and third quarter of 2002, for which no comparable expenses were recorded during the same periods in 2001. These expenses consist of severance extended to terminated employees and facilities and reduction of facilities.

INTEREST AND OTHER, NET. Other income for the nine months ended September 30, 2002 was $135,786, a decrease of $117,936 or 46%, compared to $253,722 for the corresponding period in 2001. This decrease resulted primarily from a decrease in interest income earned from the Company’s cash balances from the first half of 2002 compared to the first half of 2001.

PROVISION FOR TAXES. The Company accrued $7,380 for a tax provision for the nine months ended September 30, 2002 related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the nine months ended September 30, 2002 and, therefore, no provision for U.S. income taxes is required.

NET LOSS. As a result of the factors described above, the net loss for the nine months ended September 30, 2002 was $22,545,206, an decrease of $81,386, or less than 1%, compared to $22,463,820 for the corresponding period in 2001.

OTHER OPERATING ACTIVITIES

For the nine months ended September 30, 2002, the Company’s operating activities used cash of $17,263,334 as a result of its net loss of $22,545,206, net working capital requirements of $451,075 and non-cash expenses of $4,830,797. The Company’s investing activities used cash of $1,116,581. These activities were funded through the Company’s financing activities which provided cash of $16,133,885, principally through the private placement of common stock. As a result, the Company’s cash balance decreased from $3,172,609 at December 31, 2001 to $627,139 at September 30, 2002.

For the nine months ended September 30, 2001, the Company’s operating activities used cash of $18,019,071 as a result of its net loss of $22,463,820, offset by proceeds from working capital and non-cash expenses of $1,683,483 and $2,761,266, respectively. The Company’s investing activities used cash of $2,626,136. These activities were funded through the Company’s financing activities which provided cash of $15,186,962, principally through the private placement of common stock. As a result, the Company’s cash balance decreased from $8,848,715 at December 31, 2000 to $2,958,550 at September 30, 2001.

For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the MA series, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. The provision is an estimate of internal costs to be incurred for such sales above and beyond the warranty offered to the Company by its suppliers. The trend in the computer hardware industry is to provide extended warranties for up to two years beyond the one-year base warranty. In certain circumstances, the Company recently began offering such an additional two-year warranty period to its customers. The Company is negotiating with its suppliers to offer similar warranties to the Company to back up the extended warranties offered to the Company’s customers. In the event that the Company is not able to obtain such warranties from its suppliers, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past. The Company recorded warranty expense, net of warranty coverage from suppliers, of $42,001 and $366,965 during the three and nine months ended September 30, 2002, respectively, and $9,170 and $81,063 during the three and nine months ended September 30, 2001, respectively. The Company had a warranty reserve of $83,823 and $86,915 at September 30, 2002 and December 31, 2001, respectively.

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

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

Between November 2000 and February 2001, the Company loaned $940,188, net of repayments, to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a margin loan from an investment bank. The loan was made pursuant to a promissory note that is secured by shares of the officer’s personal common stock holdings of the Company (the “Promissory Note”). On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate from 8.0% to 6.0%, reflective of a general decline in interest rates over this period. The outstanding principal and interest owed to the Company under the Promissory Note totaled $1,073,075 and $1,026,708 at September 30, 2002 and December 31, 2001, respectively. If the value of the pledged shares is not sufficient to repay the outstanding balance of the note at maturity or upon acceleration, the Company would have recourse to other assets of the officer. The Company does not believer that the officers other assets would be sufficient to repay the loan in full. This loan has been recorded as a contra-equity account for all periods presented in this Form 10-Q to reflect the likelihood that the loan will be repaid with the collateralized shares or proceeds from the sale of such shares. At September 30, 2002, the Company recorded a $1,015,575 reserve to reduce the net carrying value of the Promissory Note to the value of the collateralized shares based on the closing market price of the Company’s common stock on September 30, 2002. In recording this reserve, the Company has not waived it rights under the Promissory Note. The Company’s Board of Directors is currently considering modifications to selected terms and conditions of this loan, including adding to the Company’s collateral position. Any such modifications will be governed by applicable rules and regulations, including the provisions of the Sarbanes-Oxley Act.

The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of flat panel displays (the “Engineering and Inventory Agreement”). The Company has also entered into an agreement with IBM under which IBM purchases MA V and other products from the Company and markets and sells the systems worldwide to its own customers (the “Sales and Marketing Agreement”). During the three and nine months ended September 30, 2002, the Company was billed $7,440 and $2,214,978, respectively, by IBM related to design and development services and inventory purchases. During the same periods in 2001, the Company was billed $516,765 and $3,060,455, respectively, by IBM related to design and development services and inventory purchases. During the three and nine months ended September 30, 2002, the Company recorded revenues of $471,939 and $529,728, respectively, related to sales of MA V products and Atigo to IBM. During the same periods in 2001, the Company recorded revenues of $12,152 related to sales of MA V products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

One of the Company’s resellers is an entity that is owned by the son of a Vice President of the Company, who is also a member of the Board of Directors of the Company. During the three and nine months ended September 30, 2002, the Company recorded sales of $13,068 and $42,500 to this reseller and the products related to these revenues were subsequently sold to a third party end-user under arms-length terms and conditions. There were no sales to this customer during the same periods in 2001. The sales were transacted with similar terms and conditions provided to other resellers of the Company’s products. As a result, the Company’s management believes that these sales transactions contain arms-length terms and conditions.

Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis, and the use of the End-Users as named reference accounts. During the three and nine months ended September 30, 2002, the Company recorded revenues of approximately $14,492 and $488,252, respectively, related to sales to this VAR. During the three and nine months ended September 30, 2001, the Company recorded revenues of approximately $287,300 and $618,548, respectively, related to sales to this VAR. During the three and nine months ended September 30, 2002, the Company recorded total research and development and sales and marketing expenses of approximately $383,915 and $582,990, respectively, related to services performed by the End-Users. During the three and nine months ended September 30, 2001, the Company recorded total research and development and sales and marketing expenses of approximately $239,089 and $399,085, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

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

During August 2002, the Company received gross proceeds of $2,000,000 through a private placement of 5,714,286 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors callable warrants to purchase 5,714,286 shares of common stock at an exercise price of $0.70 per share and callable warrants to purchase 5,714,286 shares of common stock at an exercise price of $1.50 per share.

The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received gross proceeds of $1,698,773 and $3,773,405 through the issuance of 7,579,198 and 1,881,470 shares of its common stock during the nine months ended September 30, 2002 and the fiscal year ended December 31, 2001, respectively, through the exercise of certain of these warrants. To induce certain of the investors to exercise the warrants during the nine months ended September 30, 2002, the Company reduced the exercise price of 6,034,837 of these warrants from a weighted average of $[     ] per share to $0.15 per share. At September 30, 2002, the Company had warrants outstanding to purchase 14,109,465 shares of its common stock at prices that range from $0.70 to $18.00 per share, with a weighted average of $1.95 per share.

BORROWINGS

In December 2001, the Company entered into a revolving credit facility with IBM Global Finance (the “IBM Revolver”). The IBM Revolver provides for up to $3,000,000 in borrowings based on the Company’s base of eligible U.S. receivables and inventory. Interest on the facility accrues at the prime rate plus 2.0% per annum. The borrowing is secured by the Company’s U.S. assets, excluding patents and intellectual property. The IBM Revolver includes customary financial covenants and other restrictions, including the requirement that the Company obtain a $1,000,000 irrevocable letter of credit (the “Letter of Credit”) to secure this facility. The Company believes that it will have to post cash collateral in an equal amount to obtain the Letter of Credit. At September 30, 2002, the Company had not made any borrowings under the IBM Revolver and the Company does not anticipate drawing down on the IBM Revolver during 2002.

During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bears interest at 6.0% per annum and is due on or before September 30, 2003. At the Company’s option, this note can be repaid through a cash payment, the issuance of 500,000 shares of common stock or the cashless exercise of 500,000 of the investor’s existing warrants at a reduced price of $0.50 per share. [Update for repayment through stock].

COMMITMENTS

Inventory. At September 30, 2002, the Company had commitments to purchase inventory, tooling and engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company expects that it will enter into similar inventory and engineering commitments in the future as it designs, develops and procures future wearable computer product lines.

The current contract with IBM requires the Company to purchase up to 24,000 computing units (the “MA V CPUs”). Changes in available technology and current negotiations with IBM are such that the Company believes that the contract will be modified and that this obligation will be significantly reduced and/or transferred to future generations of products or services. However, there can be no assurance that the Company will be successful in renegotiating this commitment. Under the current contract, the MA V CPUs are scheduled for purchase over a 15 month period following final acceptance by the Company, which acceptance is determined by a number of criteria, including receipt of comprehensive product documentation and other defined deliverables. All criteria for acceptance had not been met at the time of this filing, [but the Company expects that all criteria may be met during 2002]. The Company may cancel its purchase commitment following product acceptance by paying a cancellation fee in an amount not to exceed approximately $4,000,000, which amount decreases in proportion to the number of MA V CPUs purchased over the contract period.

In October 2002, the Company entered into an agreement with the manufacturer of the poma through which the Company was relieved of its obligation to purchase additional poma units. Pursuant to the terms of this agreement, the Company is required to make a payment of $80,000 during the fourth quarter of 2002 and to reduce certain of the royalty rates that are used to calculate the licensing fees that the Company receives from the manufacturer for sales of the poma or other wearable computer products.

The Company has commitments to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors, including IBM, related to the MA V, MA TC, poma (pursuant to the October 2002 agreement discussed above), Atigo and future product lines. The Company believes that the timing and amount of many of these shipments, services and payments may be adjusted through the payment of cancellation fees, contract negotiations or the satisfaction of obligations through the issuance of the Company’s equity securities. However, there can be no assurance that the Company can successfully modify these contracts or commitments. Excluding the potential impact of contract negotiations, the Company had approximately $7,000,000 in inventory liabilities and commitments at September 30, 2002. The Company estimates that it will make additional payments of $[2,000,000] between October 2002 and December 2002 in order to execute its business plan for the remainder of 2002. If the current contracts between the Company and its suppliers were completed in full, the Company would be obligated to make approximately $[39,000,000] in payments during 2003 related primarily to the IBM MAV CPU contract. However, the Company believes that these contracts will be modified such that this obligation will be significantly reduced and/or transferred to future generations of products or services.

Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2006. Future minimum payments under noncancelable operating leases at September 30, 2002 are:

YEAR ENDING DECEMBER 31,

2002	$189,082

2003	609,222

2004	176,727

2005	156,566

2006	160,528

$1,292,125

OTHER LIQUIDITY AND CAPITAL RESOURCES DISCLOSURES

Certain government contracts of XSI require that five to twenty percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made. Since the amounts billed will not be collected within one year of the date of the financial statements, the balance is included in long-term other assets. Retainage at September 30, 2002 and December 31, 2001 was $366,397 and $316,839, respectively.

The Company recognizes revenue from fixed price long-term service contracts based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete. Revenue in excess of billings on service contracts is recorded as unbilled receivables. At September 30, 2002 and December 31, 2001, unbilled receivables of $1,052,381 and $365,763, respectively, were included in trade accounts receivable. The Company believes that these unbilled receivables will be billed and collected in the first half of 2003.

The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, sell and market its wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $126,987,532 at September 30, 2002.

The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. At September 30, 2002, the Company had unrestricted cash on hand of $627,139 and accounts payable, accrued expenses and short term notes totaling $5,732,326. Certain of these liabilities are past their stated terms of payment, including those owed to vendors that provide services and inventory which are required by the Company to execute its business plan. In general, any company that does not pay its suppliers in a timely manner is at risk of being forced into an involuntary bankruptcy proceeding instituted by creditors, which may provide for the liquidation of assets or the reorganization of assets and debts. The Company generally believes that it has a reasonably good relationship with most of its vendors and creditors. However certain of its vendors have filed legal actions to recover overdue accounts payables and ceased providing services and products to the Company. There can be no assurances that other vendors will not pursue similar actions.

[During 2002, 2001 and 2000, the Company funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.]

The eventual achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company’s products and services, the successful management of the business, the ability to profitably sell the Company’s wearable computer products and services, and management’s ability to reduce operating expenses relative to the growth in revenues and strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flows from operations and it is expected that it will continue to experience negative cash flows through 2002 and [most if not all of] 2003.

The Company anticipates that its working capital requirements and operating expenses, excluding the impact of the restructuring and cost reduction programs discussed below, will increase as the Company expands production of its current wearable computer product lines, develops new models, expands its sales, service and marketing functions, and develops the support structure for these activities. The timing of increases in personnel and other expenses, the amount of working capital consumed by operations, inventory procurement, marketing and rollout expenses for the Mobile Assistant series and other products, and competitive pressures on gross margins will impact the magnitude and timing of the Company’s cash requirements.

During 2002, management has taken steps that it believes are necessary to improve the Company’s operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2002 and thereafter.

During the period from March through November 2002, the Company has performed ongoing reviews of its operations and has developed a program to significantly reduce the Company’s operating expenses. The Company began implementation of these cost cutting programs in April 2002 and has continued to execute these reductions through the date of this filing.

Assuming there are no significant changes to the Company’s business plan, management has targeted savings of approximately 50% from annualized fourth quarter 2001 levels once these steps are fully implemented. Management’s target is to reach an operating expense level of approximately $5,000,000 per quarter, beginning with the fourth quarter of 2002. Future significant fluctuations may still occur as a result of the

Company’s research and development activities, which will vary depending on the Company’s wearable computer product development cycle during any given period. As indicated in the chart below, through the third quarter of 2002, the Company has reduced its net operating expenses by 41% from annualized fourth quarter 2001 levels.

	Operating	% Change from
	Expenses, Net	Fourth Quarter of	% Change from
	(1)	2001	Prior Quarter
Fourth Quarter of 2001	$10,114,109	—	—

First Quarter of 2002	$8,745,553	-14%	-14%

Second Quarter of 2002	$6,947,240	-31%	-21%

Third Quarter of 2002	$5,995,627	-41%	-14%

(1) Operating Expenses, Net represents total operating expenses as adjusted for restructuring charges recorded in accordance with U.S. GAAP and certain other non-recurring transactions that do not meet the criteria for recordation as restructuring charges. The operating expenses balances for the fourth quarter of 2001 and the first quarter of 2002 presented herein are unadjusted. The balance for the second quarter of 2002 represents total operating expenses less $155,234 in restructuring charges. The balance for the third quarter of 2002 represents total operating expenses less $361,227 in restructuring charges, a $729,511 non-cash charge recorded as a sales and marketing expense related to the cancellation of an agreement for marketing services and certain retail space at the Waldorf Astoria Hotel in New York City and a $1,015,575 charge recorded for a reserve recorded against a note receivable due from an executive officer of the Company.

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

During the nine period from January 1, 2002 through the date of this filing, the Company has raised approximately $21,400,000 in cash through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings that were repaid through the issuance of common stock. Due in large part to the Company’s current stock price and the depressed general capital markets, the equity financings that the Company has completed in recent quarters have been smaller than those transacted in previous periods. As a result of the Company’s financings and other activities, 27,685,527 shares of common stock were issued during the first nine months of 2002. This represents a 47% increase in the number of shares as compared to that outstanding as of December 31, 2001. The equity markets, especially for small capitalization technology stocks, have remained depressed, and the U.S. and world economies have generally been in a decline or recession. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital.

On July 22, 2002, the Company received notice from Nasdaq that the Company’s common stock had closed below $1 per share for 30 consecutive trading days. Effective October 29, 2002, the Company was granted a transfer to the Nasdaq SmallCap Market and provided until January 21, 2003 for the stock price to close above $1 for ten consecutive trading days. If the Company does not meet this stock price requirement, it can extend the date before which it must demonstrate compliance until July [21], 2003 if it is in compliance with various other Nasdaq listing requirements. The Company is currently in compliance with all such requirements and management anticipates it will remain in compliance in the future. However, there can be no assurances that the Company will be able to remain in compliance in the future. Prior to the delisting of the Company’s common stock, the Company can appeal Nasdaq for an extension or for other remedies. If necessary, management intends to fully exercise all of its rights to maintain its listing.

Because of the transfer to the SmallCap Market, the Company may face reductions in holdings by institutional holders whose charters may not allow investment in NASDAQ companies that do not trade on the National Market. Further, if the Company is unable to remain on the SmallCap Market, it may be forced to trade on the Over the Counter Bulletin Board or Pink Sheets markets, which could significantly reduce the liquidity in the stock and interest of potential investors in purchasing the stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at September 30, 2002. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro or in which the U.S. Dollar equivalent is determined by the values of such currencies. Prior to the adoption of the Euro, the Company also regularly entered into transactions denominated in the German Deutsche Mark. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the Deutsche Mark to the Euro. The effect of this conversion was an increase of $151,123 on beginning accumulated deficit, which is included in the foreign currency translation balance. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. For the three and nine months ended September 30, 2002, the Company’s operations in Europe comprised 10.7% and 13.4% of its total revenue and 22.1% and 16.0% of its net loss, respectively compared to 26.0% and 21.5% of its total revenue and 9.0% and 10.6% of its net loss, respectively in the same periods for 2001. For the three and nine months ended September 30, 2002, the Company’s operations in Asia comprised 1.9% and 4.4% of its total revenue and 1.1% and 1.4% of its net loss, respectively compared to 3.5% and 4.4% of its total revenue and 3.5% and 7.6% of its net loss, respectively in the same periods for 2001. At September 30, 2002, the Company’s assets in Europe and Asia comprised 17.1% and 3.4% of its total assets, respectively compared to 17.0% and 4.5% of its total assets at September 30, 2001, respectively. According to published sources, the average fluctuation of the European Euro during the three and nine months ended September 30, 2002 and 2001 was -.04% and 3.7%, respectively compared to 4.9% and -5.0% for the same periods in 2001, respectively. The average fluctuation of the Japanese Yen for the three and nine months ended September 30, 2002 was 0.5% and 3.7%, respectively compared to 2.6% and -5.7% for the same periods in 2001, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2002 and 2001.

INTEREST RATE SENSITIVITY

         As discussed in the “Liquidity and Capital Resources” section, the Company has established a revolving credit facility that provides for up to $3,000,000 in borrowings and is also exploring various other financing alternatives, including debt financings. If additional funds are raised through borrowings, the Company will be subject to additional interest charges. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first three quarters of fiscal year 2002 was 4.75% for each period, compared to 8.83%, 8.17% and 7.67% average prime interest rate during the same periods in 2001, respectively. For 2002 and 2001, the prime interest rate fluctuation from January 1 to September 30 of each year was 0% and -3.0%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2002 and 2001.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ended June 30, 2002. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the Deutsche Mark to the Euro. The effect of this conversion on beginning accumulated deficit was an increase of $151,123, which is included in the foreign currency translation balance. Issues that were addressed by the Company as a result of the introduction of the Euro include the conversion of information technology systems, reassessment of foreign currency exchange risk, negotiation and amendment of existing agreements and contracts, and processing of tax and accounting records. At September 30, 2002, the Company did not experience significant issues with the Euro conversion and the conversion did not have a material impact on the Company’s results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design of the Company’s disclosure controls and procedures is effective. However, with respect to the operation of such controls and procedures, the evaluation determined that in some instances, certain of the Company’s established procedures related to contract execution were not followed in a timely manner. Subsequent to the evaluation, the established procedures were applied to these transactions and the Chief Executive Officer and Chief Financial Officer concluded that the financial statements, Managements Discussion and Analysis and other information contained in this report is full and accurate. Management is currently evaluating corrective action to improve the operation of the Company’s disclosure controls and procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

During August 2002, the Company received gross proceeds of $2,000,000 through a private placement of 5,714,286 shares of its common stock to certain investors. The shares were sold at $0.35 per share, representing an approximate 11% discount to the closing price of the shares for the 20 trading days immediately preceding the closing. In connection with this private placement, the Company issued to the investors callable warrants to purchase 5,714,286 shares of common stock at an exercise price of $0.70 per share and callable warrants to purchase 5,714,286 shares of common stock at an exercise price of $1.50 per share. The net proceeds of the placement were used for working capital of the Company. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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

XYBERNAUT CORPORATION

/s/ EDWARD G. NEWMAN

By: Edward G. Newman President, Chief Executive Officer and Chairman of the Board of Directors

/s/ THOMAS D. DAVIS

By: Thomas D. Davis Senior Vice President and Chief Financial Officer

Certification pursuant to [Section 906] of the Sarbanes-Oxley Act of 2002

I, Edward G. Newman and Thomas D. Davis, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Xybernaut Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

XYBERNAUT CORPORATION

/s/ EDWARD G. NEWMAN

By: Edward G. Newman President, Chief Executive Officer and Chairman of the Board of Directors

/s/ THOMAS D. DAVIS

By: Thomas D. Davis Senior Vice President and Chief Financial Officer