Form 10-Q/A
period 2002-09-30
XYBERNAUT CORP
filed 2002-11-15
CIK 1013148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock — $0.01 par value	Outstanding at November 13, 2002 112,938,254

EXPLANATION FOR FILING OF FORM 10-Q/A

This Form 10-Q/A is filed by Xybernaut Corporation (the “Company”) to replace in its entirety the Form 10-Q that was filed on its behalf by Bowne & Co., a major financial printer (“Bowne”), with the Securities and Exchange Commission (the “SEC”) on November 14, 2002.

The Company uses Bowne to process working drafts of certain of its SEC filings prior to final review and acceptance of these documents by the Company’s management. Bowne also converts these filings into the SEC’s EDGAR format and files these documents with the SEC on the Company’s behalf.

In relation to the Form 10-Q filed on November 14, 2002, the Company had previously reviewed several versions of the Form 10-Q and had accepted a final and approved version of the document. The Company instructed Bowne to file this final and approved document with the SEC. Bowne erroneously filed with the SEC an earlier unapproved draft version of the document.

This Form 10-Q/A represents the final and approved quarterly report filed pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

During the three months ended September 30, 2002, inventory and tooling reserves of $841,696 and $149,077, respectively, were recorded to provide for an estimated general decline in value of the Company’s inventory. This reserve was offset by a $631,556 reversal of a poma reserve discussed below. During the three months ended June 30, 2002, an inventory reserve of $53,958 was recorded related to a small number of early-production models of the MA V product line with limited hard disk capacity received by the Company. At December 31, 2001, an inventory reserve of $141,280 was established for hard disk drives that were purchased for the MA V product line but later replaced with higher-capacity hard disk drives. During the first quarter of 2002, all of the hard drives were sold in bulk at an amount approximating their net carrying value and the reserve of $141,280 at December 31, 2001 related to these hard drives has been fully utilized.

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

RESTRUCTURING

The Company recorded restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulleting (“SAB”) No. 100, “Restructuring and Impairment Charges.” During April 2002, management adopted a restructuring plan which established the plan of termination, the benefits available to terminated employees and communicated these benefits to the terminated employees. The employee severance costs and outplacement services according to this plan were recorded as restructuring charges of $155,234 during the second quarter of 2002. During the third quarter of 2002, management established and implemented additional termination plans and communicated the benefits to the terminated employees. The employee severance costs and outplacement services according to these plans were recorded as restructuring charges of $137,922 during the third quarter of 2002. In addition, a plan was implemented to reduce office space by moving employees of a subsidiary of the Company to headquarters and preparing the subsidiary’s building for sublease. The present value of the future cash flows of the office space rent for the life of the contract, less an estimate that the building can be subleased at 50% rent, totalled $223,305, which was recorded as a restructuring charge in the third quarter. Of these charges $404,199 was or will be paid in cash and $112,262 was paid by the issuance of equity securities during the second and third quarters of 2002. At September 30, 2002, the remaining unpaid balance of $222,270 is included in accrued expenses. Management expects to establish and implement additional restructuring plans during the fourth quarter of 2002 and also possibly into 2003.

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

Assuming there are no significant changes to the Company’s business plan, management has targeted savings of approximately 50% from annualized fourth quarter 2001 levels once these steps are fully implemented. Management’s target is to reach an operating expense level of approximately $5,000,000 per quarter, beginning with the fourth quarter of 2002. Future significant fluctuations may still occur as a result of non-recurring charges associated with these cost-saving initiatives as well as the Company’s research and development activities, which will vary depending on the Company’s wearable computer product development cycle during any given period. As indicated in the chart below, through the third quarter of 2002, the Company has reduced its net operating expenses by 41% from annualized fourth quarter 2001 levels.

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

The Company has issued equity securities to certain employees, consultants and companies for services provided to, or goods received, by the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. For the nine months ended September 30, 2002, the Company recorded expenses related to the issuance of equity securities for services rendered of $159,587, recorded $287,431 related to the settlement of accounts payable and accrued liabilities, $250,000 related to the settlement of notes payable and recorded prepaid assets for future services or goods to be provided of $1,919,498. Of these prepaid expenses, $729,511 was written off due to the Company’s various cost cutting initiatives. The remaining prepaid expenses have been, or will continue to be, amortized into operating expenses or inventory during 2002 and 2003 pursuant to the terms of the underlying agreements. For the nine months ended September 30, 2001, the Company recorded expenses for services rendered of $129,549 and recorded prepaid assets for future services to be provided of $507,917. These prepaid expenses were and will continue to be amortized into operating expenses during 2001 and 2002 over the remaining lives of the underlying agreements. The Company recorded total expenses associated with these services, including expenses resulting from equity securities issued in both the current and prior periods, of $406,782 and $112,240 for the three months ended September 30, 2002 and 2001, respectively, and $1,048,455 and $591,665 for the nine months ended September 30, 2002 and 2001, respectively. Included in prepaid and other assets at September 30, 2002 and December 31, 2001 are equity securities issued for payment of future services of $215,048 and $253,958, respectively.

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

The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of flat panel displays. The Company has also entered into an agreement with IBM under which IBM purchases MA V, Atigo and other products from the Company and markets and sells the systems worldwide to its own customers. During the three and nine months ended September 30, 2002, the Company was billed $7,440 and $2,214,978, respectively, by IBM related to design and development services and inventory purchases. During the same periods in 2001, the Company was billed $516,765 and $3,060,455, respectively, by IBM related to design and development services and inventory purchases. During the three and nine months ended September 30, 2002, the Company recorded revenues of $472,443 and $529,728, respectively, related to sales of MA V and Atigo products to IBM. During the three and nine months ended September 30, 2001, the Company recorded revenues of $12,152 related to sales of MA V products to IBM. The Company’s management believes that the agreements and contracts underlying both the design, development and manufacture of the MA V product line and the sale of MA V products to IBM contain arms-length terms and conditions.

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

Subsequent to September 30, 2002, the Company received gross proceeds of approximately $5,250,000 through exercises of previously issued warrants and through private placements of its common stock to institutional investors. The Company issued 25,654,762 shares of its common stock and issued callable warrants to purchase an additional 8,541,668 shares of its common stock at $1.25 related to these financings.

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

The Company believes that sales of its wearable and mobile computers will rely to a great extent on the availability of wireless broadband services that can take advantage of the processing power and display capabilities of the Company’s hardware products. Wireless LANs are now well established in the commercial markets for providing broadband capabilities in limited-range applications such as warehouses, factory floors, flightline operations and the like. However, wide-range wireless access, commonly referred to as 2.5G or 3G, is not established at this time but is expected in the near future. The Company believes that the consumer markets will require such wireless broadband access to fully develop.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data as a percentage of revenues for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	77.8	66.4	77.1	70.6

Provision for inventory and tooling	14.1	0.0	5.6	17.4

Gross income	8.1	33.6	17.3	12.0

Operating expenses:

Sales & marketing	147.3	203.8	171.6	178.0

General & administrative	54.0	75.9	63.1	77.7

Research & development	62.9	105.3	69.6	99.6

Provision for note receivable from officer	39.9	0.0	13.8	0.0

Restructuring charges	14.2	0.0	7.0	0.0

Total operating expenses	318.3	385.0	325.0	355.2

Interest and other	0.9	2.8	1.7	3.5

Net loss	(309.3%)	(348.5%)	(306.0%)	(339.7%)

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUE. The Company derives its revenue from product sales of its wearable and mobile computers and components, product sales of software and consulting services. Total revenue for the three months ended September 30, 2002 was $2,545,327, an increase of $228,914, or 10%, compared to $2,316,413 for the three months ended September 30, 2001. Sales from the Company’s wearable computers increased $182,460, or 13%, to $1,553,019 for the three months ended September 30, 2002 compared to $1,370,559 for the same period in 2001. Hardware revenues from U.S. operations increased $574,246 in the third quarter of 2002 compared with the same period in 2001 due primarily to sales of MA V and MA TC systems as well as a large sale of the Atigo product line, which was introduced in the third quarter of 2002. This increase in U.S. hardware sales was offset by a $359,679 decrease in European hardware sales in the third quarter of 2002 compared with the same period in 2001, due primarily to a decrease in orders from a large European customer. Hardware revenues from Asia, consisting primarily of MA V systems, decreased slightly by $32,107 in the third quarter of 2002 compared with the same period in 2001. Offsetting this overall increase in wearable computer sales was a decrease in software product revenue from $28,212 for the three months ended September 30, 2001 to $0 for the same period in 2002. Revenue from software products generally consists of a few large transactions that occur throughout the year that are unrelated to the Company’s hardware products. Therefore, it is not uncommon to have significant fluctuations in software revenue from quarter to quarter. The Company’s consulting, licensing and other revenue for the three months ended September 30, 2002 was $992,308, an increase of $74,666, or 8%, from revenue of $917,642 for the three months ended September 30, 2001.

COST OF SALES. The Company’s cost of sales includes the costs of components for the Company’s wearable and mobile computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended September 30, 2002 was $2,338,608, an increase of $801,477, or 52%, compared to $1,537,131 for the three months ended September 30, 2001. This increase relates largely to the $990,773 general reserve recorded by management to cover estimated valuation issues in its various inventory components offset by a $631,556 decrease in the poma accrual, resulting in a net increase in the provision of $359,217. There was no such provision recorded in the same period of 2001. The cost of sales related to the Company’s hardware products increased by $432,484, or 46%, from the three months ended September 30, 2002 compared to the same period in 2001. This increase in hardware product cost of sales is significantly greater than the 13% increase in hardware product sales. Margins on sales of the MA V and TC were higher in the 2001 period than in the 2002 period, since both the MA V and MA TC product lines were introduced in 2001 and margins are typically highest following a product’s commercial launch. Partially offsetting the above factors which negatively affected hardware margins, the Company began shipping the Atigo product line in the third quarter of 2002, which resulted in a positive effect on margins. As a result of these activities, gross margins from product sales from the first nine months of 2002 were 12% compared to 33% for 2001. Consulting, licensing and other gross margins were approximately consistent at 38% and 35% for the 2002 and 2001 periods, respectively. Total gross margins, including the provisions for inventory and tooling, were 8% and 37%, for the nine months ended September 30, 2002 and 2001, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended September 30, 2002 were $3,749,623, a decrease of $971,535, or 21%, compared to $4,721,158, for the corresponding period in 2001. As a result of the cost saving measures undertaken in the second and third quarters of 2002, sales and marketing expenses in the third quarter of 2002 relating to salaries and benefits, consulting, promotional items and recruiting expenses decreased approximately $872,000, $214,000, $132,000 and $339,000, respectively, compared to the same period in 2001. For the three months ending September 30, 2002, $117,618 of severance and outplacement expenses relating to sales and marketing employees were classified as restructuring charges. This decrease is offset by an increase of $105,142 related to non-cash marketing expenses for outside services funded through the issuance of the Company’s equity securities for the three months ended September 30, 2002 of $189,322 compared to $84,180 during the same period in 2001. Included in sales and marketing expenses during the third quarter of 2002 is a $729,511 non-cash, non-recurring charge related to the cancellation of an agreement for marketing services and certain retail space at the Waldorf Astoria

Hotel in New York City.

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

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general wearable technology. Research and development expenses for the three months ended September 30, 2002 were $1,602,275, a decrease of $836,571 or 34%, compared to $2,438,846 for the corresponding period in 2001. This decrease resulted largely from an approximate $704,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Expenditures during the 2001 period related to the MA V and MA TC product lines while expenditures during the 2002 period related to the Atigo product line. In addition, the research and development expenses of the Company’s Asian operations decreased by $131,000 from the three months ended September 30, 2001 to 2002 due to cost saving measures undertaken in the second and third quarters of 2002.

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

INTEREST AND OTHER, NET. Net interest and other income for the three months ended September 30, 2002 was $24,581, a decrease of $45,748, or 65%, compared to interest and other income of $70,329 for the same period in 2001. This decrease resulted primarily from a decrease in interest income earned from the Company’s cash balances from the first nine months of 2002 compared to the same period in 2001.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUE. The Company derives its revenue from product sales of its wearable and mobile computers and components, product sales of its software, and from consulting services. Total revenue for the nine months ended September 30, 2002 was $7,368,711, an increase of $755,513 or 11%, compared to $6,613,198 for the nine months ended September 30, 2001. Product revenue for the first nine months of 2002 was $4,471,634, an increase of $635,200 or 17%, compared to $3,836,434 for the first nine months of 2001. The increase in product revenue was attributable to sales of the Company’s wearable computer and components products, which increased $1,250,507, or 39%. The increase in hardware sales resulted primarily from the Company’s emphasis on new and enhanced product lines, the MA V and MA TC, which were introduced late in 2001. Additional hardware product revenue resulted from sales of two new product lines introduced in 2002, the poma and the Atigo. Hardware revenues from U.S. operations increased $1,715,631, or 113%, in the first nine months of 2002 compared to the same period in 2001. Hardware revenues from Asian operations increased by $32,846, or 11%, in the first nine months of 2002 compared to the same period in 2001. Offsetting the increases in U.S. and Asian hardware revenues was a decrease of $497,970 in European hardware revenue, due primarily to a decrease in orders from a large European customer. Further offsetting this increase in wearable computer hardware sales was a decrease in software product revenue from $615,307 for the nine months ended September 30, 2001 to $0 for the same period in 2002. Revenues from software products generally consist of a few large transactions unrelated to our hardware products that occur throughout the year. Therefore, it is not uncommon for the Company to have significant fluctuations in software revenue from quarter to quarter. The Company’s consulting, licensing and other revenue remained consistent between the first nine months of 2002 and 2001 at $2,897,077 and $2,776,764, respectively, representing a 4% increase, as the number of ongoing consulting contracts remained relatively consistent between the first nine months of 2002 and 2001.

COST OF SALES. The Company’s cost of sales include the costs of components for the Company’s wearable and mobile computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the nine months ended September 30, 2002 was $6,092,356 an increase of $272,209 or 5%, compared to $5,820,147 for the first nine months ended September 30, 2001. The cost of sales related to the Company’s hardware products increased $1,341,001, or 54%, compared to $2,498,680 for the nine months ended September 30, 2001. This increase in hardware product cost of sales is significantly greater than the 39% increase in hardware product sales. This fluctuation was caused by several factors. First, total warranty costs for the nine months ended September 30, 2002 increased $285,902 compared to the same period in 2001 due to certain charges for product replacement related to previous quarters’ sales of the MA V to two of the Company’s customers. The Company believes that the warranty expenses specific to these customers were non-recurring in nature and does not anticipate that it will continue to record similar warranty expenses in the future. In addition, margins on sales of the MA V and TC were higher in the 2001 period than in the 2002 period, since both the MA V and MA TC product lines were introduced in 2001 and margins are typically highest following a product’s commercial launch. Partially offsetting the above factors which negatively affected hardware margins, the Company began shipping the Atigo product line in the third quarter of 2002, which resulted in a positive effect on margins. As a result of these activities, gross margins from hardware sales for the first nine months of 2002 were 14%, compared to 22% for 2001. Software cost of sales decreased from $345,700 for the nine months ended September 30, 2001 to $0 for the same period in 2002 as the Company did not have software sales in 2002. The decrease in high-margin software sales impacts negatively on the Company’s gross margin from product sales which decreased to 14% for the first nine months of 2002 from 26% for the same period in 2001. Cost of sales of consulting, licensing and other revenue remained relatively consistent with an increase of less than 1%, which is relatively consistent with the 4% increase in consulting, license and other revenue. The Company recognized inventory and tooling provisions of $413,175 and $1,149,020 in the first nine months of 2002 and 2001, respectively, related to a general reserve recorded primarily for the MA V and MA TC products and the write-off of MA IV inventory, respectively. Total gross margins, including the provisions for inventory and tooling, were 17% and 12% for the nine months ended September 30, 2002 and 2001, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended September 30, 2002 were $12,641,816, an increase of $872,775, or 7%, compared to $11,769,041 for the same period in 2001. Included in sales and marketing expenses for the nine months ended September 30, 2002 is a $729,511 non-recurring non-cash charge related to the cancellation of an agreement for marketing services and certain retail space at the Waldorf Astoria Hotel in New York City. Non-cash expenses for outside marketing services funded through the issuance of the Company’s equity securities were $590,865 and $217,893 for the first nine months of 2002 and 2001, respectively. General expenditures for sales and marketing expenses of the European and Asian operations increased $153,000 from 2001 to 2002. These increases are offset by a decrease of approximately $345,000 in recruiting costs for sales and marketing staff as a result of the cost saving measures undertaken in the second and third quarters of 2002. For the three months ending September 30, 2002, $231,643 of severance and outplacement expenses relating to sales and marketing employees were classified as restructuring charges.

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

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general wearable technology. Research and development expenses for the nine months ended September 30, 2002 were $5,126,413, a decrease of $1,458,152, or 22%, compared to $6,584,565 for the corresponding period in 2001. This decrease resulted largely from an approximate $1,579,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Expenditures during the 2001 period related to the MA V and MA TC product lines while expenditures during the 2002 period related to the Atigo product line. In addition, the research and development expenses of the Company’s Asian operations decreased by $460,000 from the nine months ended September 30, 2001 to 2002 due to cost saving measures undertaken in the second and third quarters of 2002.

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

INTEREST AND OTHER, NET. Other income for the nine months ended September 30, 2002 was $135,786, a decrease of $117,936 or 46%, compared to $253,722 for the corresponding period in 2001. This decrease resulted primarily from a decrease in interest income earned from the Company’s cash balances from the first nine months of 2002 compared to the first nine months of 2001.

PROVISION FOR TAXES. The Company accrued $7,380 for a tax provision for the nine months ended September 30, 2002 related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the nine months ended September 30, 2002 and, therefore, no provision for U.S. income taxes is required.

NET LOSS. As a result of the factors described above, the net loss for the nine months ended September 30, 2002 was $22,545,206, an increase of $81,386, or less than 1%, compared to $22,463,820 for the corresponding period in 2001.

OTHER OPERATING ACTIVITIES

For the nine months ended September 30, 2002, the Company’s operating activities used cash of $17,280,927 as a result of its net loss of $22,545,206, net working capital requirements of $451,075 and non-cash expenses of $4,813,204. The Company’s investing activities used cash of $1,116,581. These activities were funded through the Company’s financing activities which provided cash of $16,133,885, principally through the private placement of common stock. As a result, the Company’s cash balance decreased from $3,172,609 at December 31, 2001 to $627,139 at September 30, 2002.

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

For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the MA series, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. The provision is an estimate of internal costs to be incurred for such sales above and beyond the warranty offered to the Company by its suppliers. The trend in the computer hardware industry is to provide extended warranties for up to two years beyond the one-year base warranty. In certain circumstances, the Company offers such an additional two-year warranty period to its customers. The Company is negotiating with its suppliers to offer similar warranties to the Company to back up the extended warranties offered to the Company’s customers. In the event that the Company is not able to obtain such warranties from its suppliers, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past. The Company recorded warranty expense, net of warranty coverage from suppliers, of $42,001 and $366,965 during the three and nine months ended September 30, 2002, respectively, and $9,170 and $81,063 during the three and nine months ended September 30, 2001, respectively. The Company had a warranty reserve of $83,823 and $86,915 at September 30, 2002 and December 31, 2001, respectively.

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

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

Between November 2000 and February 2001, the Company loaned $940,188, net of repayments, to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a margin loan from an investment bank. The loan was made pursuant to a promissory note that is secured by shares of the officer’s personal common stock holdings of the Company (the “Promissory Note”). On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate from 8.0% to 6.0%, reflective of a general decline in interest rates over this period. The outstanding principal and interest owed to the Company under the Promissory Note totaled $1,073,075 and $1,026,708 at September 30, 2002 and December 31, 2001, respectively. If the value of the pledged shares is not sufficient to repay the outstanding balance of the note at maturity or upon acceleration, the Company would have recourse to other assets of the officer. The Company does not believe that the officers other assets would be sufficient to repay the loan in full. This loan has been recorded as a contra-equity account for all periods presented in this Form 10-Q to reflect the likelihood that the loan will be repaid with the collateralized shares or proceeds from the sale of such shares. At September 30, 2002, the Company recorded a $1,015,575 reserve to reduce the net carrying value of the Promissory Note to the value of the collateralized shares based on the closing market price of the Company’s common stock on September 30, 2002. In recording this reserve, the Company has not waived it rights under the Promissory Note. The Company’s Board of Directors is currently considering modifications to selected terms and conditions of this loan, including adding to the Company’s collateral position. Any such modifications will be governed by applicable rules and regulations, including the provisions of the Sarbanes-Oxley Act.

The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of flat panel displays (the “Engineering and Inventory Agreement”). The Company has also entered into an agreement with IBM under which IBM purchases MA V and other products from the Company and markets and sells the systems worldwide to its own customers (the “Sales and Marketing Agreement”). During the three and nine months ended September 30, 2002, the Company was billed $7,440 and $2,214,978, respectively, by IBM related to design and development services and inventory purchases. During the same periods in 2001, the Company was billed $516,765 and $3,060,455, respectively, by IBM related to design and development services and inventory purchases. During the three and nine months ended September 30, 2002, the Company recorded revenues of $472,443 and $529,728, respectively, related to sales of MA V and Atigo products to IBM. During the same periods in 2001, the Company recorded revenues of $12,152 related to sales of MA V products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

One of the Company’s resellers is an entity that is owned by the son of a Vice President of the Company, who is also a member of the Board of Directors of the Company. During the three and nine months ended September 30, 2002, the Company recorded sales of $13,068 and $42,500 to this reseller and the products related to these revenues were subsequently sold to third party end-users under arms-length terms and conditions. There were no sales to this customer during the same periods in 2001. The sales were transacted with similar terms and conditions provided to other resellers of the Company’s products. As a result, the Company’s management believes that these sales transactions contain arms-length terms and conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

From its inception until the completion of the IPO, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management and investors, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s financing and borrowing activities for 2002 and 2001 are provided below.

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

The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received gross proceeds of $1,698,773 and $3,773,405 through the issuance of 7,579,198 and 1,881,470 shares of its common stock during the nine months ended September 30, 2002 and the fiscal year ended December 31, 2001, respectively, through the exercise of certain of these warrants. To induce certain of the investors to exercise the warrants during the nine months ended September 30, 2002, the Company reduced the exercise price of 6,034,837 of these warrants from a weighted average of $1.48 per share to $0.15 per share. At September 30, 2002, the Company had warrants outstanding to purchase 14,109,465 shares of its common stock at prices that range from $0.70 to $18.00 per share, with a weighted average of $2.12 per share.

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

The current contract with IBM requires the Company to purchase up to 24,000 computing units (the “MA V CPUs”). Changes in available technology and current negotiations with IBM are such that the Company believes that the contract will be modified and that this obligation will be significantly reduced and/or transferred to future generations of products or services. However, there can be no assurance that the Company will be successful in renegotiating this commitment. Under the current contract, the MA V CPUs are scheduled for purchase over a 15 month period following final acceptance by the Company, which acceptance is determined by a number of criteria, including receipt of comprehensive product documentation and other defined deliverables. All criteria for acceptance had not been met at the time of this filing. The Company may cancel its purchase commitment following product acceptance by paying a cancellation fee in an amount not to exceed approximately $4,000,000, which amount decreases in proportion to the number of MA V CPUs purchased over the contract period.

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

The Company has commitments to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors, including IBM, related to the MA V, MA TC, poma (pursuant to the October 2002 agreement discussed above), Atigo and future product lines. The Company believes that the timing and amount of many of these shipments, services and payments may be adjusted through the payment of cancellation fees, contract negotiations or the satisfaction of obligations through the issuance of the Company’s equity securities. However, there can be no assurance that the Company can successfully modify these contracts or commitments. Excluding the potential impact of contract negotiations, the Company had approximately $7,000,000 in inventory liabilities and commitments at September 30, 2002. The Company estimates that it will make additional payments of $1,000,000 between October 2002 and December 2002 in order to execute its business plan for the remainder of 2002. If the current contracts between the Company and its suppliers were completed in full, the Company would be obligated to make approximately $39,000,000 in payments during 2003 or 2004 related primarily to the IBM MAV CPU contract. However, the Company believes that these contracts will be modified such that this obligation will be significantly reduced and/or transferred to future generations of products or services.

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

The eventual achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company’s products and services, the successful management of the business, the ability to profitably sell the Company’s wearable computer products and services, and management’s ability to reduce operating expenses relative to the growth in revenues and strategically focus the Company. There can be no assurance as to whether or when profitable operations will occur. In addition, the Company is experiencing negative cash flows from operations and it is expected that it will continue to experience negative cash flows through 2002 and most if not all of 2003.

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

Assuming there are no significant changes to the Company’s business plan, management has targeted savings of approximately 50% from annualized fourth quarter 2001 levels once these steps are fully implemented. Management’s target is to reach an operating expense level of approximately $5,000,000 per quarter, beginning with the fourth quarter of 2002. Future significant fluctuations may still occur as a result of non-recurring charges associated with these cost-saving initiatives as well as the

Company’s research and development activities, which will vary depending on the Company’s wearable computer product development cycle during any given period. As indicated in the chart below, through the third quarter of 2002, the Company has reduced its net operating expenses by 41% from annualized fourth quarter 2001 levels.

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

During the period from January 1, 2002 through the date of this filing, the Company has raised approximately $21,400,000 in cash through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings that were repaid through the issuance of common stock. Due in large part to the Company’s current stock price and the depressed general capital markets, the equity financings that the Company has completed in recent quarters have been smaller than those transacted in previous periods. As a result of the Company’s financings and other activities, 27,685,527 shares of common stock were issued during the first nine months of 2002. This represents a 47% increase in the number of shares as compared to that outstanding as of December 31, 2001. The equity markets, especially for small capitalization technology stocks, have remained depressed, and the U.S. and world economies have generally been in a decline or recession. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital.

On July 22, 2002, the Company received notice from Nasdaq that the Company’s common stock had closed below $1 per share for 30 consecutive trading days. Effective October 29, 2002, the Company was granted a transfer to the Nasdaq SmallCap Market and provided until January 21, 2003 for the stock price to close above $1 for ten consecutive trading days. If the Company does not meet this stock price requirement, it can extend the date before which it must demonstrate compliance until July 21, 2003 if it is in compliance with various other Nasdaq listing requirements. The Company is currently in compliance with all such requirements and management anticipates it will remain in compliance in the future. However, there can be no assurances that the Company will be able to remain in compliance in the future. Prior to the delisting of the Company’s common stock, the Company can appeal Nasdaq for an extension or for other remedies. If necessary, management intends to fully exercise all of its rights to maintain its listing.

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

FOREIGN CURRENCY EXCHANGE RISK

The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro or in which the U.S. Dollar equivalent is determined by the values of such currencies. Prior to the adoption of the Euro, the Company also regularly entered into transactions denominated in the German Deutsche Mark. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the Deutsche Mark to the Euro. The effect of this conversion was an increase of $151,123 on beginning accumulated deficit, which is included in the foreign currency translation balance. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. For the three and nine months ended September 30, 2002, the Company’s operations in Europe comprised 10.7% and 13.4% of its total revenue and 22.1% and 16.0% of its net loss, respectively compared to 26.0% and 21.5% of its total revenue and 9.0% and 10.6% of its net loss, respectively in the same periods for 2001. For the three and nine months ended September 30, 2002, the Company’s operations in Asia comprised 1.9% and 4.4% of its total revenue and 1.1% and 1.4% of its net loss, respectively compared to 3.5% and 4.4% of its total revenue and 3.5% and 7.6% of its net loss, respectively in the same periods for 2001. At September 30, 2002, the Company’s assets in Europe and Asia comprised 17.1% and 3.4% of its total assets, respectively compared to 17.0% and 4.5% of its total assets at September 30, 2001, respectively. According to published sources, the average fluctuation of the European Euro during the three and nine months ended September 30, 2002 and 2001 was -0.4% and 3.7%, respectively compared to 4.9% and -5.0% for the same periods in 2001, respectively. The average fluctuation of the Japanese Yen for the three and nine months ended September 30, 2002 was 0.5% and 3.7%, respectively compared to 2.6% and -5.7% for the same periods in 2001, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2002 and 2001.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design of the Company’s disclosure controls and procedures is effective. However, with respect to the operation of such controls and procedures, the evaluation determined that in some instances, certain of the Company’s established procedures related to contract execution were not followed in a timely manner. Subsequent to the evaluation, the established or alternative procedures were applied to these transactions and the Chief Executive Officer and Chief Financial Officer concluded that the financial statements, Managements Discussion and Analysis and other information contained in this report is full and accurate. Management is currently evaluating corrective action to improve the operation of the Company’s disclosure controls and procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 5: OTHER INFORMATION

Explanation for Filing of Form 10-Q/A

This Form 10-Q/A is filed by Xybernaut Corporation (the “Company”) to replace in its entirety the Form 10-Q that was filed on its behalf by Bowne & Co., a major financial printer (“Bowne”), with the Securities and Exchange Commission (the “SEC”) on November 14, 2002.

The Company uses Bowne to process working drafts of certain of its SEC filings prior to final review and acceptance of these documents by the Company’s management. Bowne also converts these filings into the SEC’s EDGAR format and files these documents with the SEC on the Company’s behalf.

In relation to the Form 10-Q filed on November 14, 2002, the Company had previously reviewed several versions of the Form 10-Q and had accepted a final and approved version of the document. The Company instructed Bowne to file this final and approved document with the SEC. Bowne erroneously filed with the SEC an earlier unapproved draft version of the document.

This Form 10-Q/A represents the final and approved quarterly report filed pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

CERTIFICATIONS

I, Edward G. Newman, certify that:

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

I, Thomas D. Davis, certify that:

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

November 14, 2002

XYBERNAUT CORPORATION

/s/ THOMAS D. DAVIS

By: Thomas D. Davis Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

99.1	Sarbanes-Oxley Act of 2002 Certifications