Form 10-Q/A
period 2002-09-30
XYBERNAUT CORP
filed 2002-11-15
CIK 1013148

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

EXPLANATION FOR FILING OF FORM 10-Q/A

This Form 10-Q/A is filed by Xybernaut Corporation (the “Company”) to replace the Cover Page, the Index and the Part II, Item 5- Other Information portions of the Forms 10-Q and 10-Q/A that were filed on its behalf by Bowne & Co., a major financial printer (“Bowne”), with the Securities and Exchange Commission (the “SEC”) on November 14, 2002.

The Company uses Bowne to process working drafts of certain of its SEC filings prior to final review and acceptance of these documents by the Company’s management. Bowne also converts these filings into the SEC’s EDGAR format and files these documents with the SEC on the Company’s behalf.

In relation to the Form 10-Q and Form 10-Q/A filed with the SEC on November 14, 2002, the Company had previously reviewed several versions of the documents and had accepted a final and approved version of the documents. The Company instructed Bowne to file the final and approved documents with the SEC. Bowne erroneously filed with the SEC an earlier unapproved draft version of the document, which incorrectly included a check mark next to the "YES" box on the Cover Page applicable only to issuers involved in bankruptcy proceedings during the preceding five years. This check mark was a typographical error and the box should not have been checked. The Company is not and has never been involved in bankruptcy proceedings.

This Form 10-Q/A represents a correction to the Cover Page, Index and the Part II, Item 5- Other Information portions of the final and approved quarterly report filed pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2002.

ITEM 5: OTHER INFORMATION

Explanation for Filing of Form 10-Q/A

This Form 10-Q/A is filed by Xybernaut Corporation (the “Company”) to replace the Cover Page, the Index and the Part II, Item 5 – Other Information portions of the Forms 10-Q and 10-Q/A that were filed on its behalf by Bowne & Co., a major financial printer (“Bowne”), with the Securities and Exchange Commission (the “SEC”) on November 14, 2002.

The Company uses Bowne to process working drafts of certain of its SEC filings prior to final review and acceptance of these documents by the Company’s management. Bowne also converts these filings into the SEC’s EDGAR format and files these documents with the SEC on the Company’s behalf.

In relation to the Form 10-Q and Form 10-Q/A filed with the SEC on November 14, 2002, the Company had previously reviewed several versions of the documents and had accepted a final and approved version of the documents. The Company instructed Bowne to file the final and approved documents with the SEC. Bowne erroneously filed with the SEC an earlier unapproved draft version of the document, which incorrectly included a check mark next to the "YES" box on the Cover Page applicable only to issuers involved in bankruptcy proceedings during the preceding five years. This check mark was a typographical error and the box should not have been checked. The Company is not and has never been involved in bankruptcy proceedings.

This Form 10-Q/A represents a correction to the Cover Page, Index and the Part II, Item 5 – Other Information portions of the final and approved quarterly report filed pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

/s/ EDWARD G. NEWMAN

By: Edward G. Newman President, Chief Executive Officer and Chairman of the Board of Directors

/s/ THOMAS D. DAVIS

By: Thomas D. Davis Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Edward G. Newman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Xybernaut Corporation;

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

November 15, 2002

XYBERNAUT CORPORATION

/s/ EDWARD G. NEWMAN

By: Edward G. Newman President, Chief Executive Officer and Chairman of the Board of Directors

I, Thomas D. Davis, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Xybernaut Corporation;

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

November 15, 2002

XYBERNAUT CORPORATION

/s/ THOMAS D. DAVIS

By: Thomas D. Davis Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

99.1	Sarbanes-Oxley Act of 2002 Certifications