Form 10-K
period 2002-12-31
XYBERNAUT CORP
filed 2003-03-28
CIK 1013148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

ANNUAL REPORT ON FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-21013

Xybernaut Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	54-1799851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Fair Lakes Circle Fairfax, VA	22033
(Address of principal executive offices)	(Zip Code)

(703) 631-6925

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under section 12(g) of the Exchange Act:     Common Stock, $0.01 par value

      Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐  No ☒

      The aggregate market value of the Common Stock of the issuer, its only class of voting stock, was $41,295,351, of which $39,307,083 was held by non-affiliates, calculated on the basis of the closing sale price of such stock on the National Association of Securities Dealers Automated Quotation System as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter. The market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses) which should not be construed as indicating that all such persons are affiliates.

      The number of shares outstanding of the registrant’s Common Stock as of March 26, 2003 was 128,824,057.

Documents Incorporated by Reference:     None

XYBERNAUT CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.     Business.

Introduction

      Xybernaut Corporation, a Delaware corporation (“Xybernaut” or the “Company”), originally incorporated in 1990, is engaged in the research, development, manufacture, marketing and sales of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (“XSI”). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany).

      The Mobile Assistant® (“MA®”) series is the Company’s primary line of hardware products, the current versions of which are the Mobile Assistant V (“MA V”) and MA TC. Since its commercial introduction in 1995, the Company has recognized revenue of approximately $19,500,000 on sales of approximately 4,000 units of the MA series. During 2002, the Company introduced the Atigo™ product line, a family of wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC.

      The MA is a wearable PC which combines the speed, memory, processing, multimedia and communications capabilities of a desktop PC in a lightweight, user-supported unit with hands-free operation and simultaneous user mobility. The MA is a combination of hardware and software designed to be worn on the body to perform complex tasks such as installation, maintenance, repair and inspection of complex technological and mechanical systems; remote video teleconferencing; the retrieval and analysis of information from remote locations; the coordination of remote commercial and industrial activities; military field operations and homeland defense; retail services; and “queue-busting.” The lightweight body-worn MA computing unit is designed to allow operation in conditions in which conventional portable computers can not effectively or efficiently operate and supports software applications designed for Microsoft® Windows®, MS-DOS, LINUX and UNIX.

      The MA supports technologically advanced features such as real-time, two-way video and audio communications through radio frequency transmissions or cellular linkups, global positioning system (“GPS”) tracking capabilities and wireless access to information through corporate intranets, the Internet and the World Wide Web. The MA can be used with several proprietary versions of light-weight, all-light readable, full color flat panel display (“FPDs”). Additionally, the MA can be used with head-mounted displays (“HMDs”), which are offered for sale by Xybernaut as well as our partners and other vendors. Available HMDs present desk-top quality color images equivalent to that of a desktop PC monitor at a distance of 18 inches and allow for full hands-free operation, two-way video and audio capabilities.

      The Atigo product line can be used as a stand-alone handheld computer and/or as a wireless FPD for a MA or standard PC. As a stand-alone device, it offers a more flexible platform than many other mobile computing devices including personal digital assistants (“PDAs”), laptops and tablet PCs. As a wireless display, it provides the full functionality of the MA, laptop or conventional PC while maintaining its user-friendly mobile form factor. Since Atigo can switch from functioning as a stand-alone computer to wireless FPD in real-time, it provides a unique and seamless computing environment between mobile employees and centrally-located servers. Atigo products are built-to-order to meet specific customer requirements. Customers often take advantage of customized Atigo features, including use of corporate logos or colors for branding, unique wearability accessories, custom software configurations and existing application support. The unique nature of the dual-purpose Atigo display is protected by the Company’s patents filed worldwide.

      Two early adopters of Atigo technology are the retail and transportation industries. In the retail sector, Atigo can provide customer relationship management solutions as well as real-time access to critical data, including information such as detailed merchandise specifications, competitive product analysis, warranty/

service offerings and more. This information can be remotely pulled from centrally located databases and delivered directly to retail sales representatives in order to supply customers with a more complete perspective of product options. In the transportation industry, Atigo can be used in a broad array of applications for field personnel, including inventory management, quality assurance, workflow, remote data collection, knowledge management and security.

      Through XSI, the Company provides software, application development and implementation services in support of clients in a variety of industries. XSI programming capabilities include advanced languages that are developed to run on “Wintel” based operating systems in conjunction with industry standard database technologies. In addition, XSI sells asset management software used for linear referenced assets including roads, railways, utility, and pipelines and enterprise project management software for the management of business critical projects, costs and resources across a wide range of industries.

      XSI offers the proprietary OPMIST asset management system that has been installed in over 200 sites worldwide at shipyards, utilities, manufacturers, Departments of Transportation (“DOTs”), military bases and railroads. Also offered by XSI is the Program and Project Management System (“PPMS”) solution that has been provided to several state DOTs. The PPMS is a fully integrated program, project and task management system designed by XSI in conjunction with state DOTs to help them manage their capital improvement programs. The PPMS is a total solution that includes commercial-off-the-shelf (“COTS”) project scheduling systems, such as Artemis, Primavera, OPX2 and Microsoft Project. By using the PPMS, state DOT organizations have the ability to model every project included in capital improvement programs.

      The Company’s executive and administrative offices are located at 12701 Fair Lakes Circle, Fairfax, Virginia 22033. The Company’s telephone number is (703) 631-6925, and e-mail address for investor inquiries is investorrel@xybernaut.com.

Forward-Looking Statements

      To keep investors informed of the Company’s future plans and objectives, this Annual Report on Form 10-K and other reports and statements issued by the Company and its officers from time to time contain certain statements concerning the Company’s future results, future performance, intentions, objectives, plans and expectations that are, or may be deemed to be, “forward-looking” statements. The Company’s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company’s actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to execute its business strategy (see “Business Strategy”), to profit from its products and services as expected (see “Products and Product Development”), to compete (see “Competition”), to maintain superior technological capability, to foresee changes and to continue to identify, develop and commercialize innovative and competitive products and services, to penetrate different markets and successfully expand its revenue (see “Marketing and Sales”), to attract and retain technologically qualified personnel, particularly in the areas of research and development (see “Employees”), and the Company’s ability to generate cash flow and obtain financing to support its operations and growth (see generally “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” contained therein) and other risks described in this Annual Report on Form 10-K and other filings with the SEC.

Industry Overview

      During the past few years, there has been an increasing shift in the mobile market to provide computing and communications power in devices that can be worn or carried, the most notable examples of which are

PDAs, internet-enabled cell phones, multi-function pagers and portable email devices. This shift in the hardware markets has been paralleled by an increasing move in commercial software and services to provide better information and control of a wide variety of processes, from manufacturing to maintenance to repair. On a consumer level, these devices offer access to specialized web sites that provide information useful to the consumer, such as stocks, market data, news, weather and sports.

      The Company believes that users looking for mobile computing and communications capabilities through cellular phones, interactive pagers, PDAs, portable email devices, MP3 players, gaming devices and portable computers will increasingly demand that one device provide several or all of these capabilities rather than the many devices that are currently required. In addition, the prevalent practice of attaching files to emails often means that a full-function computer is required to process these files, rather than a limited function computing device. The Company believes that its wearable PC products are uniquely suited to meet this demand for “convergence,” and that limited-capability or special-purpose devices will eventually be replaced by wearable PCs that provide consistent interfaces and full functionality whether they are used in an office, travel or home environment. The Company believes that the potential to develop a large market for its mobile computing and communication hardware and software products is demonstrated by the substantial historic and projected growth in many other types of mobile computing and communication devices, such as cell phones, PDAs and wireless email devices.

      Over recent decades, there has been an ongoing evolution to personalize the computer and move it physically closer to the user. This is evident as computing capabilities have moved from remote mainframes, to distributed systems, to desktops, to notebooks, to tablets and now to wearable systems. The growth of wireless local area networks (“LANs”) in corporate markets allows the Company’s products to function as “just another node on the network” by running existing desktop applications wirelessly on a corporate network with little to no modification.

      In conjunction with this personalization of hardware has come a personalization of software to provide users with the information needed to perform a specific task at hand, and the expansion of enterprise resource planning (“ERP”) systems that extend computing capabilities across an organization, not just within certain functions of the organization. A 1999 study on wearable computers by IDC, an independent market research firm, stated that over half of the workers at large U.S. companies do not work at a fixed location and do not have access to their company’s information technology as they move around. A December 2000 report by IDC estimates that the number of mobile workers in the U.S. will increase from over 40 million in 2001 to 55 million in 2004. A 2001 report by Gartner Group included wearable computers as one of four key emerging technology trends for the first decade of the millennium. Based on these reports and other independent findings from industry analysts such as Gartner Group, the Company believes that there are currently over 100 million mobile workers worldwide. In addition, Gartner Group estimates that by 2007, more than 60 percent of the European Union and U.S. population aged 15 to 50 will carry or wear a wireless computing and communications device at least six hours a day, and by 2010, more than 75 percent will do so. The Company believes that its products and services are ideally positioned to provide information access and computing capabilities to this pool of workers, and allow companies to leverage their existing investment in information technology to this “other half” of their workforces. Further, the Company believes that its products and services are also well suited to capture the growing consumer interest in mobile computing and communications devices.

Business Strategy

      The Company’s objective is to be the leading provider of hands-free mobile computing and communication systems, as well as to provide world-class hardware and architectural solutions and software to enhance productivity in a wide variety of applications. To achieve this objective, the Company intends to pursue the following strategies:

      Grow Sales by Focusing on Defined Target Markets. The Company has identified a number of horizontal and vertical market segments (see “Markets”) that it intends to continue penetrating through its direct sales force, partners, and the effective use of value-added resellers (“VARs”), independent software vendors (“ISVs”) and distributor channels that demonstrate comprehensive market knowledge in their sectors. The Company believes that by combining the established customer base of partners, VARs, ISVs and distributors with the benefits provided by the Company’s know-how, patented products and services, sales can accelerate faster than by using a direct sales force alone. Through the use of strategic partners, the Company intends to leverage its own internal marketing and sales resources to achieve more rapid foreign and domestic market penetration. The Company also intends to continue marketing to key national accounts in these target segments to build multiple reference accounts, expand sales within those segments, and to expand into other segments. These reference accounts can also provide the Company’s product and R&D organizations with valuable direct feedback from customers for future product development.

      Leverage Core Competencies. The Company believes its core competencies, which have been developed since its inception, are the integration and adaptation of innovative computer and communications hardware and software technologies into patented and copywrited hands-free, mobile computing and communications solutions that enhance end-user productivity. The Company will seek to expand applications for its technologies and to capitalize on the breadth of its expertise by developing new hardware and software products, or combining its products with technology available from third parties. Consistent with this strategy, the Company will continue to focus on the integration of hands-free mobile computing and communications hardware with software applications and hardware products from its partners or licensed, acquired or internally developed applications and products. To leverage these core competencies, the Company has established a number of strategic alliances and intends to continue to have its strategic partners play a significant role in executing the Company’s manufacturing, service, sales and marketing functions, under close coordination with Company management. The Company believes that this structure will allow the Company to expand its operations without the need to add internal resources in direct proportion to such growth.

      Develop and Strengthen Strategic Alliances. The Company has established and intends to continue to establish strategic alliances with world-class partners such as IBM, Hitachi and Mitsubishi Heavy Industries to provide the execution capabilities required by the Company in such areas as product development, manufacturing, sales, distribution and marketing. The benefits that the Company receives from these associations include access to a larger potential customer base, complementary technologies, reduced capital investment through utilization of outside resources, and access to the expertise and efficiencies of these world-class manufacturing and sales organizations. The Company will continue to pursue additional strategic associations, including joint ventures and partnering arrangements, to enhance its product offerings and expand its marketing activities.

      Pursue Acquisitions and Mergers. The Company is actively investigating potential mergers and acquisitions to add to its customer base and intellectual property, obtain access to enabling and complementary technologies and products, and allow the Company to provide a broader range of goods and services. However, there can be no assurances that the Company will be successful in identifying and completing such mergers or acquisitions on suitable terms. During 2000, the Company completed the acquisition of XSI.

      Strengthen Portfolio of Patents and Intellectual Property. The Company has developed a portfolio of over 550 patent applications granted or pending worldwide as the base of its intellectual property (“IP”) for mobile/wearable computing and communications and related software solutions (see “Intellectual Property”). Additionally, in the 10+ years that the Company has operated in the mobile/wearable computing and communications space, it has developed a significant amount of knowledge, proprietary know-how and expertise, which the Company also believes adds significant value to its IP portfolio. The Company intends to continue building and strengthening this portfolio, which it considers to be one of its most significant assets and potential revenue sources.

      Utilize Licensing to Enhance Revenues. The Company intends to establish licenses with industry leaders to leverage its patent portfolio and to increase the size and number of markets from which the Company can realize revenues. In 2001, the Company established such a license with Hitachi and is in active discussions with other companies regarding licensing. In March 2003, the Company announced a new licensing plan designed to increase revenue from its intellectual property. Under this plan, the Company entered into an agreement with DeltaTech International, a leader in technology transfer, to implement and manage licensing activities related to the Company’s “dual-use computing device” intellectual property. This plan offers potential licensees as well as current or potential infringers a non-exclusive licensing opportunity. More than 50 such companies have already been identified and formally contacted by DeltaTech on the behalf of the Company. The Company expects to continue to pursue licensing activities for all of its intellectual property. Additionally, the Company has had advanced discussions with various leading law firms and believes that it can obtain world-class legal defense against potential infringement by others of its intellectual property on a contingency basis. This would result in significantly reduced legal costs to the Company associated with such a patent infringement defense.

      Provide Customized Solutions for Diverse Customer Needs. Through XSI, the Company has in-house software and service evaluation, design and execution capabilities to complement its product strengths. With XSI and its partners, the Company has expanded resources to continue acquiring, developing or licensing software that enables its customers to more rapidly create customized software applications to improve productivity with the MA, Atigo and conventional PCs. The Company believes that its experience in wearable and mobile technologies will help it differentiate itself from its competition as it markets its integration services to customers and potential customers that may implement mobile computing technologies in the future.

      Maintain Technology Leadership. The Company is committed to achieving and maintaining technological superiority of its services, hardware and software through the continuous reassessment of product performance and the utilization and integration of state-of-the-art hardware and software technologies. The MA and Atigo product lines, for example, are the result of the Company’s successful relationships with companies such as IBM, Sony Digital Products, Texas Instruments, DT Research, Zykronix, Hitachi, MicroVision, MicroOptical, Shimadzu, Toshiba, JAE and NEC, all under the direction of, or in conjunction with, the Company’s staff. Additionally, recent product development has been largely driven by direct and in-depth communication with the Company’s customers and partners (see “Products and Product Development”).

      Commitment to Open Architecture. The Company utilizes standard PC hardware and software architectures and designs its products using open systems technologies, including industry standard operating systems. This open approach has allowed the Company to readily incorporate the latest wireless communications, chip design, GPS, sensor and other capabilities as soon as they are available for use in laptops and other mobile computers. In addition, this strategy has allowed the Company to take advantage of developments in operating systems, such as new generations of Windows and Linux, and applications software, such as speech, and video capture and transmission. By remaining technologically “agnostic,” the Company’s customers are also able to use the products in virtually any standard computing environment.

Products and Product Development

      In order to address the market for body-worn mobile computing and communication systems, the Mobile Assistant series has been designed to provide hands-free user-supported operation on a “when-needed, where-needed” basis.

      The hardware used in the MA series features:

•	Intel processors with up to 512 Megabytes (“MB”) of random access memory (“RAM”); an internal hard disk of up to 32 Gigabytes (“GB”); and complete desktop functionality with a complete array of USB, IEEE 1394 (Firewire), serial, parallel, monitor, keyboard, power and replicator ports.

•	PCMCIA (“PC Card”) and/or Compact Flash (“CF”) readers; a sealed enclosure to allow for use in a wide range of environmental conditions; hot-swappable lithium-ion battery and charger; and a built-in sound system for speech recognition and generation.

•	Head mounted and/or flat panel displays with camera to allow for real-time, two-way audio/video teleconferencing in full color at standard PC resolutions. The head-mounted display uses advanced optics to present an image to the user that is equivalent to a desktop PC monitor at a distance of

18 inches. The light-weight, all-light readable, full color FPD includes an integrated digitizer and allows for speech-activation through its built-in speaker and microphone.

•	Compatibility with Microsoft Windows, DOS, LINUX and UNIX.

      The hardware used in Atigo features:

•	Windows CE.NET and wireless communications through built in CompactFlash (CF-IO) and PC card slots; built-in IEEE 802.11b WLAN networking support; an Intel XScale (PXA255) processor with 128MB of SDRAM and 32MB of Flash ROM; multiple USB ports, one master port on board and one slave port (in docking cradle), which enable easier ActiveSync to other computers.

•	8.4-inch touch-screen enabled TFT displays with 800 x 600 SVGA resolution that are readable under all light conditions.

•	Internal rechargeable Lithium-Ion batteries with a run-time of approximately 3 to 4 hours; an optional extended life battery doubles run-time.

•	Multimedia functionality including a built-in 16-bit sound microphone/speaker and a stereo headphone jack.

•	A host of accessory options including desktop charging cradle, AC charger, car charger, external battery pouch and wireless keyboard/mouse options, as well as a variety of soft goods for wearability and ergonomics.

•	Configuration with Pocket WordPad; Pocket Inbox; Pocket Internet Explorer 5.5; Microsoft Transcriber; PDF Viewer; Macromedia® Flash™ Player; Microsoft Windows Media Player (providing support for MP3, WAV, AIFF, MIDI and AU formatted files); and RDP and ICA clients for Microsoft Terminal and Citrix® MetaFrame™.

      Full Functionality. The MA and Atigo can both act as full-function computing and communications devices. The MA is a stand-alone full function computing machine; Atigo can function in this manner when performing as a wireless display to a MA or PC. The MA and Atigo can also be used with a wide range of peripherals, such as portable CD-ROM readers, bar code readers, car chargers, battery-operated printers, still and motion video cameras, global positioning technologies, cellular and radio frequency communications and interfaces for medical, test and sensor equipment.

      Hands-Free Control. Since the origination of the concept for wearable computers, the Company has believed that hands-free control of the computer is essential to realizing the maximum benefits of wearable computing and communications. The most common method of hands-free control is speech recognition. The MA supports state-of-the-art speech recognition software to allow for hands-free operation using spoken commands in most commonly-used languages. The MA V product incorporates advanced digital signal processing (“DSP”) technology from Texas Instruments to provide enhanced speech recognition and wireless communications capabilities. The combination of voice recognition and body-worn displays provides the user of the MA with hands-free access to information and the ability to apply this information to operations and tasks with direct lines of sight and tactile access. User-independent speech generally requires little or no training and is ideal for command-and-control applications that operate the computer from menu-driven software. User-dependent speech systems generally require some training to provide for a richer, task-specific usable vocabulary and the ability to offer a wider range of dictation. The selection of which speech system to use is generally driven by the application requirements. In addition to speech control, the Company has included brain-wave activation, eye-tracking and motion-tracking in its patents as alternative approaches to speech for hands-free control. Such hands-free control may be used by itself or in conjunction with more conventional means such as keying, touchpad or mouse. While the Company’s various FPDs, including Atigo, can be used as hand-held displays, they can also be used in a hands-free manner by utilizing the various soft goods that the Company has designed and marketed. These soft goods include, for example, a vest with a built-in flap in which the FPD fits. A user can flip down the panel when he or she needs to view or access the display and then flip the panel back up when it is no longer needed. The Company believes that such “low-tech” designs will help the proliferation of wearable and mobile computing.

      Product Development. The Company’s approach to development of wearable computer products is to internally establish functional requirements, specifications and design criteria. The establishment of these specifications is a process that involves our customers, partners as well as the corporate “know-how” developed over more than a decade of designing and developing mobile computing devices. These specifications are then taken to potential development partners under non-disclosure agreements to evaluate the ability of those partners to meet the Company’s development needs. The Company then selects the partner that best fits its specific needs. During the development process, the Company provides detailed project management and oversight. By outsourcing the detailed development of its mobile computer product lines, the Company believes that it is better able to quickly adapt to changing markets and technology by working with partners with selected areas of expertise. Additionally, the Company is able to avoid the significant capital and operating costs needed to establish and maintain full state-of-the-art development facilities that would cover all of the various computing and communications issues related to its products. The Company is in discussions with a number of world-class technology companies regarding collaboration on future generations of wearable computers. The Company’s selection criteria for partners to develop its next-generation products will likely be based on pricing, the ability to provide reliable, advanced technology, production capacity, potential sales and marketing capabilities and reputation in the worldwide markets for technology products. While the MA and Atigo product lines are primarily targeted at commercial users, the Company intends to directly address segments of the consumer market in upcoming years.

Marketing and Sales

     Markets

      In the consulting portion of its business, XSI provides project management, asset management and software development products and services to federal, state and local governments, and to the transportation, manufacturing, oil and gas and software markets. Increasingly, XSI has also been providing integration services related to the Company’s wearable and mobile technologies. These integration services have been, and continue to be, focused largely on Department of Defense (“DOD”), state and local governments, security and homeland defense. For example, one existing security solution involves a Critical Incident Response Tool Set that runs on MA V systems. This solution allows “first responders” and subsequent emergency personnel to manage operations by having various types of critical information at their fingertips, including building floor plans, specific images related to a facility or site, incident command protocols, and other critical response data. In addition, the Company has also been providing significant integration and consulting services to many of its commercial customers as they roll out the Company’s various hardware products.

      In the hardware portion of its business, the Company has divided its potential markets into two main horizontal segments that cover a number of industries and a number of industry-specific vertical segments that the Company believes have the potential for high rates of return on the deployment of the Company’s products. Each segment represents a significant portion of the mobile worldwide workforce, which the Company believes totals more than 100 million workers (see “Industry Overview”). Selected market segments are as follows (unless noted otherwise, information on U.S. workers is from the most recent data included in the U.S. Census Bureau, Statistical Abstract of the United States: 2002.

•	Inspection, Maintenance and Repair: this segment has been the Company’s primary focus since its inception. The increased complexity of commercial and consumer products, coupled with the need to access a great deal of technical material to maintain and repair these products, made this segment one of the first to look to wearable computers to assist users in diagnosing and repairing such products, which include aircraft, motor vehicles and heavy machinery. Applications include remote teleconferencing to obtain “over the shoulder” guidance from experts around the world, the use of video clips to provide just-in-time training or refreshing, and automatic tabulation and transmission of inspection results without the need for manual input of data. Through the use of mobile computing devices, inspection, maintenance and repairs can be accomplished more quickly, cheaply and effectively. For example, in the U.S., the annual cost of bridge inspections nationwide is estimated at $400 million; an independent study concluded that wearable computers could reduce that cost significantly. FedEx currently uses the MA V to maintain, repair and inspect a portion of its airline fleet. Internal studies have shown that FedEx has increased the efficiency of its maintenance team and also cut costs through the use of the Company’s wearable technologies.

•	Manufacturing: in the U.S., this segment includes approximately 20 million workers. Primary applications include mobile monitoring of manufacturing processes, logistics and materials management, precision measurement, and in-process inspection. For example, the manufacture of aircraft requires precision production techniques and access to a large amount of technical data. A Boeing 747 aircraft has approximately six million parts provided by over 16,000 suppliers that must be assembled to exacting standards. The Company believes that the need to move in and around an aircraft during construction and the complex nature of aircraft manufacture and maintenance make the Company’s products well suited for this market.

•	Telecommunications: the primary applications in this segment are for field service applications and include maintenance and repair of field assets. The Company has completed a pilot program with Bell Canada involving 19 field service technicians who wore the MA for full work shifts in order to establish returns on investment and to evaluate the MA for use in a wide variety of commercial and residential tasks. Results showed that Bell Canada technicians could save more than 50 minutes per day as a result of the improved portability and reduced computing time from using the MA V. The Company also believes that its products will be well suited as delivery devices for the next generation of wireless communications services.

•	Education: in the U.S., this segment includes approximately 11 million workers. Applications include facilities maintenance, field data collection and remote learning by linking mobile teachers, students and researchers on a real-time basis. Additionally, the Company’s MA products have proven to be valuable resources in the education of handicapped children and adults, including those with autism and Tourette’s Syndrome.

•	Utilities: the primary applications in this segment include maintenance, inspection and repair of field assets. The utility segment is characterized by high-dollar assets requiring significant maintenance and repair activities and the ability to readily determine the costs of downtime for these assets. One pilot program used the MA with a customized database to track equipment inventory during scheduled shutdowns of nuclear power plants. The results of this pilot showed savings of between a half and a full day in the inspection schedule. This translated into savings to the utility of over $250,000 through the reduction in the amount of power that must be purchased to supply its customer base during such a shutdown. The New York Power Authority estimates that it spends 80% of its budget for maintenance operations for overhead transmission lines. These examples highlight the significant amount of resources required for maintenance and repair in this segment and the potential the Company believes exists for significant savings through the use of wearable computers to assist in these tasks.

•	Transportation: this segment is also characterized by high-dollar assets and the ability to readily determine the costs of downtime for these assets. This segment includes airlines, railways, trucking, automobile and maritime transportation. There are over approximately 5 million workers in the U.S. involved in transportation. The transportation industry has proven to be an early adopter of both the MA and Atigo products. Atigo can be used in a broad array of applications for field personnel, including inventory management, quality assurance, workflow, remote data collection, knowledge management and security.

•	Medical: in the U.S., this segment includes approximately 12 million workers and wearable applications range from field and remote diagnostics to inventory management. The Company believes that wearable technologies will present great potential in field medical operations by providing on-board and remote diagnostics, audio and/or video communication with doctors for emergency procedures, and transmission of locations for helicopter pickup through integrated global positioning systems. Another anticipated benefit of the Company’s hands-free mobile computing technologies is that fewer healthcare personnel will be needed to perform complex tasks. By providing remote delivery of medical information (“telemedicine”), the Company’s mobile computing and communications systems can become a key component within both managed care and telemedicine organizations, which are two key submarkets developing within the healthcare industry. Additionally, patients suffering from Parkinson’s Disease have seen significant improvements in coordination, mobility (particularly walking, reaching and grasping), awareness and lifestyle while using the MA.

•	Media: the Mobile Assistant series allows for use of a head-mounted camera and wireless communications to allow real-time transmission of events and shows. Both the Democratic and Republican national conventions in 2000 were covered by an independent news organization which used the MA V to obtain remote access to the events. Additionally, events related to the 2003 Academy Awards were also covered using the MA V.

•	Government/Military: the military has long been an early adopter of advanced weapons technologies and as a result, was one of the first sectors to experience problems with the ability of personnel to maintain, diagnose and repair the advanced technology employed in weapons and equipment. The Company believes that its wearable computing and communications devices are well suited for such complex military applications, which typically require a rugged and versatile device such as the MA. Over the last three years, the DOD budget has included separate line items for wearable computer technology, which amounts have approximately doubled each year. The Company has been a significant beneficiary of these funds and expects to continue to be so in the future.

•	Retail: There are approximately 28 million workers in the U.S. involved in retail and wholesale trade. Primary applications for the Company’s products include mobile checkout, inventory warehousing and counting, sales support and facility maintenance and repair. The retail industry has proven to be an early adopter of Atigo products. Atigo can provide customer relationship management solutions as well as real-time access to critical data, including detailed merchandise specifications, competitive product analysis, warranty/service offerings and more. This information can be wirelessly pulled from centrally located databases and delivered directly to retail sales representatives in order to supply customers with a more complete perspective of product options.

Marketing

      The segments identified in the above “Markets” section were selected as the most promising in which the Company believes it can achieve productivity savings and rapid paybacks for customers through the use of its products and services. The Company has established pilot projects with customers that it considers to be the leaders within each identified segment. Many of these same customers also serve on the Company’s CEO’s Customer Advisory Board (“CAB”). These pilot projects typically involve the purchase of a number of systems to be used in the customers’ operations to test the use of wearable computing systems and to establish the benefits derived from doing so. The Company typically uses these pilot projects to: provide detailed data on productivity improvements and returns on investment from the use of its products; obtain reference accounts for prospective customers; generate sales to customers participating in the pilot-projects; generate sales to additional customers within the segment; and use the benefits generated within that segment to position the product within other segments.

      The Company has established a five level marketing and distribution strategy to maximize market penetration through the generation of revenues from the following channels:

•	Direct Company sales force: Targeting major accounts, such as Fortune 1000 companies, the purpose of the direct sales force is to sell wearable solutions directly to targeted customers without the use of third parties. The direct sales force guides the customer through the initial testing and trial process. Once the products are accepted and established, the customer may be turned over to a channel partner, if appropriate, or may remain as a “house account.”

•	Value-Added Resellers (“VARs”): In addition to VARs, this channel also includes system integrators, partners and original equipment manufacturers (“OEMs”). The Company has established Team Xybernaut™, a community of over 100 active VARs and partners worldwide. Members of Team Xybernaut typically have significant technical and industry expertise and may couple the Company’s products with their own products and services. The end result is often a solution tailored to the specific requirements of a customer or industry. By utilizing the VAR’s expertise and relationships, the Company is able to typically penetrate markets and customers more quickly and at a lower fixed cost than trying to establish the customer and industry specific solutions and relationships necessary for a successful sale.

•	High-volume generic distributors: This channel is designed to be used when unit shipments expand significantly, particularly in the consumer markets. To date, sales through generic distributors have been limited.

•	Telemarketing and e-commerce: This channel obtains revenues from existing and new customers by using our website or in response to direct telephone queries.

•	Licensing: We maintain a portfolio of over 550 worldwide issued and pending patents, along with technical know-how, that we believe will be a source of licensing revenues in the future (see “Intellectual Property”).

      To position the Company within these identified segments and in the market for mobile computing as a whole, the Company is continuing a marketing program that includes participation in industry-specific trade shows, selected press coverage, and exhibitions at special events such as the annual International Conference on Wearable Computing.

      The Company also conducts periodic meetings of the CEO’s CAB, which consists of decision-making executives from prominent international organizations that are customers or partners of the Company. Formal meetings of the full CAB typically occur about twice per year while informal meetings with individual members occur much more frequently. For the members, the CAB provides a discrete forum to discuss mobile wearable and wireless computing technologies, real-world practical experiences and solutions, productivity results and suggestions for the use of wearable computer applications. For the Company, the CAB provides valuable feedback related to product development and enhancements, the chance to share its marketing and product road map and an opportunity to further nurture its relationship with its key partners and customers. For example, the development of the Atigo product line was largely based on direct input from CAB members. Further discussions and consultations with these partners have already resulted in the development and launch of the third Atigo model in the approximate six month period since its launch. Some of the prominent organizations that serve on the CAB include: American TransAir, Bell Canada, Boeing Company, Daimler Benz, FedEx Express, General Electric, International Truck and Engine Corporation, Mitsubishi Heavy Industries, NTT Communications Corporation, Rocketdyne and Siemens.

     Sales and Backlog

      Historically, most of the Company’s hardware orders, especially for the MA product line, are filled within a short period after the receipt of the customer order. Therefore, the Company has not historically had a significant hardware backlog for MA orders, including at December 31, 2002. Since large Atigo sales are typically built to order, the Company has recently seen a hardware backlog of between one and three months for individual customer Atigo orders. This covers the time it takes the Company to order, build, test, configure and ship the Atigo products to the customer.

      As of December 31, 2002, the Company had a backlog of approximately $2.2 million for its hardware products, which consisted primarily of one customer purchase order for Atigo products. This order is expected to be delivered during 2003 and the first quarter of 2004. Prior to shipment of the Company’s products, purchase orders are generally cancelable by the customers without penalty and are not binding upon the customer. As of December 31, 2001, the Company had a negligible backlog of orders for its hardware products.

      As of December 31, 2002 and 2001, the Company had backlogs of approximately $3.2 million and $3.9 million, respectively, for its services business, primarily consisting of multi-year contracts that are in progress.

Key Suppliers

      The Company has entered into design, production, supply and support agreements with selected companies in the U.S., Europe and Asia to produce and/or support its products (see “Production”).

      Although the Company believes there are multiple sources for many hardware and software components, the Company depends heavily on its suppliers. While management believes that the Company could adapt to supply interruptions, such occurrences could necessitate changes in product design or assembly methods for its hardware products and cause the Company to experience temporary delays or interruptions in supply while such changes are incorporated. Further, because the order time for certain components, including FPDs, is often lengthy, the Company could experience delays or interruptions in supply in the event the Company is required to find a new supplier for any of these components. Any disruptions in supply of necessary parts and components from the Company’s key suppliers could have a material adverse effect on the Company.

Production

      The Company has manufacturing agreements with IBM for the manufacture of the MA V, DT Research for the manufacture of Atigo and Digital Logic in Geneva, Switzerland for the manufacture of the MA TC. Several companies, including Shimadzu, Olympus, MicroOptical and Microvision have separately produced head-mounted displays that are suitable for use with the Company’s products. The Company’s current flat panel displays are produced by IBM, DT Research and Zykronix. Most of the internal parts used in the Mobile Assistant CPUs are existing PC components that are readily available from multiple vendors. By outsourcing the production of its wearable computer product line, the Company believes that it is better able to quickly adapt to changing markets and technology through the selection of production partners with different areas of expertise. Additionally, the Company is able to avoid the significant capital and operating costs needed to establish and maintain full state-of-the-art production facilities capable of producing all of the various computing and communications components. Although the Company outsources the actual manufacture of its hardware products, the Company typically retains the underlying intellectual property, tools and molds necessary for it to enable other partners to manufacture its products.

Warranties

      For sales of its hardware products, the Company generally provides customers with warranty terms that are competitive with those for computing products of the local market in which the products are sold. In the U.S., the Company generally provides a standard one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the Company’s hardware products, including the computing unit, FPD, HMD and batteries, provide the Company with similar warranties. The Company’s distribution partners are generally responsible for user and software support for channel sales. The Company currently provides call center support in-house.

      In certain instances, the Company offers extended warranties for up to two years beyond the standard one-year warranty on Atigo and the MA V. The supplier of Atigo provides the Company with a corresponding warranty. The Company is negotiating with the suppliers of the MA to offer similar warranties to the Company with similar terms to the extended warranties offered to the Company’s customers. In the event that the Company is not able to obtain such warranties from its suppliers, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past.

      Certain government contracts of XSI require that between five and twenty percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made. Such amounts total $384,359 and are recorded as long-term other assets on the Company’s balance sheet as of December 31, 2002.

Competition

      Several other companies are engaged in the manufacture and development of body-worn or hand-held computing and communications systems, which can also compete with the Mobile Assistant and Atigo series, including CDI, ViA Inc., Texas Microsystems, Symbol, Raytheon, Panasonic and others. The Company believes that, as the markets for mobile computing and communications converge, its competitors will consist of these companies as well as companies that offer mobile computing devices with wireless communications capabilities and companies that offer wireless communications devices with computing capabilities. Companies with mobile computing devices that are adding wireless communications capabilities include Palm, Inc., Handspring, Compaq and Sony, and manufacturers of notebook, tablet and handheld computers such as Fujitsu, Mitsubishi, Toshiba, IBM, Compaq, and Sharp. Companies with wireless communications devices that offer computing capabilities include Samsung, Motorola, Nokia, and Ericsson. Competitors for the Company’s software and services includes Accenture, KPMG, Booze Allen Hamilton, Primavera, and Artemis. Many of the Company’s competitors are large domestic and foreign companies which possess far more resources than the Company and can be expected to compete vigorously with the Company. There can be no assurance that the Company will be able to compete successfully against its competitors, or competing products, or that the competitive pressures faced by the Company will not adversely affect its financial performance. However, the Company believes that the entry into the market for wearable PCs by reputable, large computer and communications manufacturers will accelerate the validation of the market for wearable PCs. In addition, the Company believes that its patent portfolio puts the Company in a position to command royalties from such companies in the future.

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

      The Company has developed a portfolio of over 550 patent applications granted or pending worldwide. Of these, 79 are filed with the United States Patent and Trademark Office (“U.S. Patent Office”), consisting of 37 granted patents and 42 pending patent applications. Of the U.S. patents issued or pending, 64 are utility patents that cover the concepts in the patents regardless of specific execution or design and the remaining 15 are design patents that cover a specific design of a product or its components. The remaining patents, virtually all of which are utility pantents, have been granted or are pending in over 20 countries outside of the U.S. In addition, the Company has registered a number of trademarks and service marks on the Principal Register of the U.S. Patent Office, including its Mobile Assistant and Xybernaut trademarks, and with the government patent and trademark offices in several other countries.

      The Company believes that these patents are a valuable asset of the Company and will present significant opportunities for royalty revenues in the future. The most significant utility patents for the Company are described below. All inventions made by employees of the Company, including those described below, are assigned to the Company by agreement with the employee upon the initiation of employment with the Company. The Company retains full title to these patents regardless of the inventor’s employment status with the Company. The sections in quotations below are taken directly from the relevant patents. Complete detail on the patents can be found on the U.S. Patent Office website at http://www.uspto.gov, through a search by patent number or “Xybernaut,” for all patents other than 5,305,244, which was filed under “CPSI,” which was the prior name of the Company.

      U.S. Patent 5,305,244, “Hands-free, user-supported portable computers.” This patent was applied for in April 1992, issued in April 1994 and expires in April 2011. This patent includes “a compact, self-contained computing apparatus is provided which is completely supported by a user for hands-free retrieval and display of information for the user.” This patent has been successfully upheld in two challenges to the validity of the patent (re-examination) at the U.S. Patent Office that were initiated by a competitor of the Company.

      U.S. Patent 5,844,824, “Hands-free portable computer and system.” This patent was applied for in October 1995, issued in December 1998 and expires in May 2017. This patent describes “a body-worn, hands-free computer system. The system does not rely upon a keyboard input or activation apparatus but rather has various activation means all of which are hands-free. The system can be used with other systems, other system components and communication apparatus. Also, various components of the present system can be body worn or placed in a disconnected location if desired.” Specifically, this patent covers among other things:

•	A number of hands-free activation means, including speech, eye-tracking, head tracking, arm tracking, muscle and brain-wave activation;

•	Wireless communications and computing, “wherein said computer apparatus has means for communicating and interacting with a communication means selected from the group consisting of cellular telephones, hard line telephones, infrared transceivers, two-way radio means and mixtures thereof;”

•	A variety of modes of operation, from having the display, computer and activation means in one housing worn by the user, to having a number of users with head-mounted displays with a wireless connection to a single computer to form a local area network for workgroups; and

•	Wireless networking and internet access, such “that the mobile computer of this invention may be interfaced with or used in connection with any desired computer local networks such as Novel, Banyan or Arcnet or wide area networks such as ’Internet’ or the like.”

      The Company’s “wearable computer” patents, including those described above, are not limited to the conventional sense of “wearable.” They also cover “user supported” computing and communications devices, including those that may be woven into clothing, carried in vests or even imbedded inside the body of the user.

      U.S. Patent 5,948,047, “Detachable computer structure.” This patent was applied for in August 1996, issued in September 1999 and expires in August 2016. U.S. Patent 5,999,952, “Core computer unit.” This patent was applied for in January 1998, issued in December 1999 and expires in January 2018. U.S. Patent 6,029,183, “Transferable core computer.” This patent was applied for in August 1997, issued in February 2000 and expires in August 2018.

      These three issued patents, and others pending, cover various aspects of what the Company calls “core computing,” or the use of a small device about the size of a current PDA that contains a processor, non-volatile storage and other components that would dock into various enclosures such as a notebook, desktop, airplane seatback, wearable computing/communicating device or automobile. This core computer allows the user to always have his or her preferred operating system, graphical user interface, applications software and data available in almost any environment and, importantly, without the need to synchronize these items among multiple computers in multiple locations.

      For example, whether a user is answering email at home, in the office, in a car or while walking around, the same email settings, wireless communication settings, address book, past emails and email strings would be available in each of these environments. Similarly, a traveler could insert his or her core computer into an enclosure in the bed stand of a hotel room upon arrival. The core could interact with the hotel computer so the room can be set to the traveler’s preferred temperature setting, order room service, arrange for a wake-up call, confirm a flight with the airline’s website and arrange for a car pickup. The core could then automatically obtain directions to the locations of scheduled meetings in the area and interact with the hotel computer system to provide a list of recommended restaurants, entertainment events, or sporting events. The traveler might then place the core in a rented enclosure with an integrated global positioning system and take a guided tour of the city, which would direct him or her to sites that are of interest based on the predetermined personal profile.

      U.S. Patent 6,421,232, “Dual FPD and Thin Client.” This patent was filed in April 2001 and is a Continuation-In-Part of Application Ser. No. 09/630,474 which was filed in August 2000. The invention which the Company often refers to as the “dual-use computing device” patent, is essentially a flat panel display (“FPD”), preferably for use with computers, which utilizes a display which is separate from the CPU, which can perform as a static FPD when connected to or in communication with the computer, but can also function as a thin client PDA-type device when independent from the computer to which it was originally connected. The device will look and function as a FPD and include integral activation means either through stylus, touch panel, integrated pointing device, voice, or other activation means. The activation means will be available whether the device is functioning as a FPD or as a thin client PDA. The device will be small enough to be worn, carried or otherwise supported by the user, but can be utilized independently as a PDA to perform data input, calendars and scheduling, memo inputting and other thin client functions, and will run a thin client operating system such as Windows CE, .Net or Palm OS. The enclosure itself will contain hardware sufficient to support display functions as well as a thin client motherboard. It will also contain either a wired or wireless communication bus for communicating data to the computer from which it was disconnected. Additionally, it will possess a standard or proprietary video input plug for displaying output from the underlying computer.

      U.S. Patent 6,377,793 “System and method of accessing and recording messages at coordinate way points.” This patent was filed in December 2000 and issued in April 2002. The present invention is essentially a method and system for leaving and retrieving messages at specific coordinate virtual “way points” within a commercial mobile radio service (CMRS) provider network. Users carry or transport interface devices for communicating over the network and are able to record and view messages at or within a specific range of a coordinate location while traveling in the network. The location of the device is calculated by the device or by the network while the device is powered on and in within the physical boundaries of the network, or through a combination of both. Messages can be made available to network subscribers when their interface devices come within an area centered about a physical coordinate location. Subscribers at any coordinate point within the boundaries of the network can also leave personalized messages. The invention can also be used to facilitate access of information about an asset when a technician comes within a physical proximity threshold relative to said asset.

      As an example, the present invention would allow a French restaurant to target drivers that have selected French dining as a preference on their personal profile when their cars reach a certain distance from the restaurant. This alert could occur through the driver’s wearable computer, GPS system, cell phone or similar device. Similarly, a maintenance worker could be alerted to recent repair issues when the worker is within 25 feet of a transformer station or other physical location.

      In March 2003, the Company announced a new licensing plan designed to increase revenue from its intellectual property. Under this plan, the Company entered into an agreement with DeltaTech International, a leader in technology transfer, to implement and manage licensing activities related to the Company’s dual-use computing device intellectual property. This plan offers potential licensees as well as current or potential infringers a non-exclusive licensing opportunity. More than 50 such companies have already been identified and formally contacted by DeltaTech on behalf of the Company. The Company expects to continue to pursue licensing activities for all of its intellectual property and to begin active defense of key intellectual property with potential infringers in 2003.

      As part of the Company’s cost cutting efforts undertaken during 2002 and 2003, management performed an extensive cost-benefit analysis of its patent portfolio. As a result of this review, the Company decided to maintain all patents that have already been granted as well as all those pending that management considers its “key” patents, including those related to wearable computers, the transferable core, way point and the dual-use computing device.

      However, the Company concluded that it could achieve considerable cost savings by not investing significant future time or capital resources on certain of its foreign patent applications. Management believes that these cost savings can occur while not materially negatively impacting the Company’s business plan. The patents that the Company expects to not pursue are often those that are not significantly through the patent application process. This is due to the fact that the process of having a patent granted is expensive while the process of maintaining a patent subsequent to grant is relatively inexpensive. Additionally, due to the concentration of revenues, the strategic importance of the Company’s U.S. operations, and the lower cost of obtaining a patent in the U.S., the Company expects to continue to pursue all domestic patents, whether granted or pending. Additionally, the Company has determined to not pursue patents pending in other instances, including those in which it determined that it had filed for patents for which it has similar or better protection through other patents in its portfolio, in countries that do not play a strategic role in the Company’s current business plan or that it has otherwise determined will likely not meet the internal criteria management deems necessary to justify the continued cost to complete the patent application process.

      The Company believes that the strategic value of its IP portfolio has not been materially negatively impacted by this review. The Company continues to view its IP portfolio as one of its most valuable and critical assets and continues to invest significant time and resources in developing new IP and expects to continue to do so in the future.

      Notwithstanding the foregoing, there can be no assurance that the Company’s pending patent applications will issue as patents, that any issued patent will provide the Company with significant competitive advantages or that challenges will not be instituted against the validity or enforceability of any patent held by the Company. Even if the Company is successful in retaining legal counsel on a contingency basis, the cost of litigation to uphold the validity and prevent infringement of patents can be substantial. There also can be no assurance that others will not independently develop similar or more advanced products, design patentable alternatives to the Company’s products or duplicate the Company’s trade secrets. The Company may in some cases be required to obtain licenses from third parties or to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality agreements with its employees and consultants. The Company has implemented a trade secret management program to further protect the Company’s trade secrets and proprietary information. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not be breached by employees or consultants or that the Company’s trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. The Company intends to take any and all appropriate measures, including legal action, necessary to maintain and enforce its rights under the patents held by the Company and to recover any damages suffered as a result of any alleged infringement.

Employees and Consultants

      As of December 31, 2002, the Company had 83 full-time equivalent employees, and had consulting arrangements with 10 individuals or firms for advice and assistance on selected technical and business matters. Of the Company’s full-time equivalent employees, 4 are executive officers, 18 are technical and administrative support employees, 4 are engaged in research and development, and 57 are engaged in consulting services, sales, marketing and customer service. None of the Company’s employees are represented by a labor organization and management believes that the Company’s relations with its employees are good.

Item 2.	Properties

      The Company’s U.S. headquarters are 19,690 square feet of office and development space located at 12701 Fair Lakes Circle, Fairfax, Virginia. The Company’s lease is for a five-year term expiring September 30, 2003 and requires monthly rent of $39,788. The Company vacated a portion of this space and is subleasing it for a $10,199 loss recorded as a restructuring charge in 2002.

      XSI’s facility consists of 5,000 square feet of office space located at 8618 Westwood Center Drive, Vienna, Virginia. The Company’s lease is for a 7-year term expiring December 31, 2005 and requires monthly rent of $11,886. The Company has vacated this space and intends to sublease it, although likely at an amount that is less than the total rent owed by the Company. The Company recognized a $223,305 restructuring charge related to this lease in 2002.

      To minimize lodging expenses related to visiting consultants and visiting or relocating employees, the Company leases two apartments in Fairfax, Virginia with combined monthly rental costs of $3,966. Management believes that the cost of these apartments is less than what would be incurred if these visitors stayed in hotels.

      The Company’s European facility consists of 3,500 square feet of office space located at the SBS Software Center, Otto Lilienthal Strasse 36, D-71034 Böblingen, Germany. The Company’s lease is for a three-year term expiring on January 31, 2005. The lease requires monthly rent of $3,800.

      The Company’s Asian facility consists of 184 square feet of office space located at Wako Denshi Bldg., No. 13-32, 6 chome Tsunashima Nishi, Kohoku-ku, Yokohama, Japan. The Company’s lease is for a one-year term expiring September 30, 2003 with automatically renewable 3-month terms. The lease requires monthly rent of $1,180.

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

      On July 18, 1996, the Company completed its initial public offering. The Company’s common stock, representing its only class of publicly traded equity securities, trades under the ticker “XYBR.” In October 2002, the Company was granted a transfer to the Nasdaq SmallCap Market from the Nasdaq National Market.

      During November 2002, the Company received gross proceeds of $4,100,000 through a private placement of 17,083,332 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors callable warrants to purchase 8,541,668 shares of common stock at an exercise price of $1.25 per share. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

      As of recent dates subsequent to December 31, 2002, there were approximately 1,200 shareholders of record, representing over approximately 58,000 individual or institutional shareholders of the Company’s common stock.

      The table below sets forth the high and low closing prices of the Company’s common stock in dollars per share by quarter, for the years ended December 31, 2002 and 2001, as reported in published financial sources. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock

	High	Low

1st Quarter 2001	$4.16	$1.99
2nd Quarter 2001	$5.46	$1.97
3rd Quarter 2001	$4.34	$1.84
4th Quarter 2001	$2.89	$1.91
1st Quarter 2002	$2.66	$1.60
2nd Quarter 2002	$1.63	$0.55
3rd Quarter 2002	$0.73	$0.23
4th Quarter 2002	$0.83	$0.21

Dividends

      The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Company’s Board of Directors deems relevant.

Item 6.	Selected Financial Data

      The following selected consolidated financial data sets forth, for the periods and the dates indicated, summary financial data of the Company and its subsidiaries. The selected consolidated financial data have been derived from the Company’s financial statements, which have been audited by independent public accountants.

	2002	2001	2000	1999	1998

Total revenue	$9,973,561	$9,819,993	$9,504,891	$8,352,774	$5,447,370
Net loss	$(26,580,833)	$(32,199,579)	$(24,185,222)	$(16,697,413)	$(13,001,338)
Net loss per common share	$(0.37)	$(0.63)	$(0.63)	$(0.76)	$(0.77)
Total assets	$12,135,371	$16,664,318	$19,244,701	$12,870,679	$7,049,010
Long-term obligations	$119,295	$—	$—	$—	$713,141

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Xybernaut Corporation, a Delaware corporation (“Xybernaut” or the “Company”), is engaged in the research, development, manufacture, marketing and sales of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (“XSI”). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany).

      The Company was formed in 1990 and completed its initial public offering (“IPO”) on July 18, 1996. On April 7, 2000, Xybernaut acquired XSI, formerly known as Selfware, Inc. The merger was accounted for as a pooling of interests.

      All financial data of the Company, including Xybernaut’s previously issued operations for the periods presented in this Form 10-K, have been restated to include the historical financial information of XSI. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S.), Xybernaut Development Corporation (Virginia, U.S.), Xybernaut K.K. (Yokohama, Japan), and Xybernaut GmbH (Böblingen, Germany). All significant intercompany accounts and transactions have been eliminated in the consolidation.

      The Mobile Assistant® (“MA®”) series is the Company’s primary line of hardware products, the current versions of which are the Mobile Assistant V (“MA V”) and MA TC. Since its commercial introduction in 1995, the Company has recognized revenue of approximately $19,500,000 on sales of approximately 4,000 units of the MA series. During 2002, the Company introduced the Atigo™ product line, a family of wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property.

      A number of trends are expected to have a significant effect on the Company’s operations in the future. In recent quarters, many of the Company’s large customers deferred or delayed anticipated purchases of Company products because of uncertain economic conditions. If these conditions persist or worsen, it is possible that more potential customers will defer, delay or cancel scheduled purchases, which would have an adverse effect on Company operations. While the Company expects general economic conditions to begin improving during the second half of 2003, there can be no assurance that this expectation will be realized. Additionally, to the extent that potential customers have concerns about purchases from smaller suppliers as a result of challenging economic conditions for small capitalization technology companies, such concerns could have a negative impact on the Company’s revenues.

      Beginning with the widespread use of the internet on desktop computers, there has been an increasing demand for mobile computing and wireless communications devices that can bring the desktop internet experience to mobile users. The rapid growth of internet-enabled cell phones, PDAs, interactive pagers and similar products result in a growing number of devices that cater to the mobile data user and which may compete with the Company’s products and which may also present opportunities for licensing in the future.

      The Company believes that sales of its wearable and mobile computers will rely to a large extent on the availability of wireless broadband services that can take advantage of the extensive processing power and display capabilities of the Company’s hardware products. Wireless LANs are now well established in commercial markets worldwide that provide broadband capabilities over a limited physical range in places such as corporate offices, warehouses, factory floors and airfields. However, wide-range wireless access that allows a user to move freely over large geographic areas and still maintain broadband access (commonly referred to as “Third Generation” or “3G”) is still only available in limited areas, including Japan and certain European nations. The Company predicts that 3G service will be available in large metropolitan areas worldwide in the next few years. For example, NTT DoCoMo has announced plans to launch 3G service in select U.S. cities in 2004. The Company believes that while the commercial markets can still be successfully penetrated prior to the widespread introduction of wireless broadband access, such service will be needed prior to successful large-scale sales in the far larger consumer markets.

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

      Periodically, the Company records charges and reserves against its inventory and tooling asset balances. To determine the size of the charges and reserves to record, if any, management performs a review of the carrying value of its inventory and tooling. As a result of this review, it may be determined that certain of the Company’s inventory is slow-moving, risks becoming obsolete or may likely be sold at below historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimates the quantity of each inventory item that the Company expects to be able to sell and, if appropriate, quantifies inventory amounts that may not be recoverable. Subsequent to recording such charges and reserves, if any, management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

      This review is based on a number of assumptions and estimates made by management, including but not limited to those related to the introduction of new and competing product lines, the Company’s ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future, the net sales price the Company ultimately expects to achieve, the introduction of competing products, customer demand and general economic conditions. This analysis takes into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company.

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

      Patents. The Company capitalizes legal fees, filing fees and other direct costs incurred to obtain patents and trademarks. These costs are amortized over a five-year period which management believes approximates the economic life of such patents even though the legal life of the patents is usually longer. The costs of maintaining patents are expensed as incurred. Whenever events or changes in circumstances occur that indicate that there is the potential for the impairment of the carrying values of these patent assets, management performs an analysis to determine the recoverability of the asset’s carrying value. As a result of such analysis, management may reserve against or write down the carrying value of the patent asset.

      As part of the Company’s cost cutting efforts undertaken during 2002 and 2003, management performed an extensive cost-benefit analysis of its patent portfolio. As a result of this review, the Company decided to maintain all patents that have already been granted as well as all those pending that management considers its “key” patents, including those related to wearable computers, the transferable core, way point and the dual-use computing device. This review resulted in a write-down of the carrying value of certain patents of $157,307 in the 2002 restructuring charge.

      However, the Company concluded that it could achieve considerable cost savings by not investing significant future time or capital resources on certain of its foreign patent applications. Management believes that these cost savings can occur while not materially negatively impacting the Company’s business plan. The patents that the Company expects to not pursue are often those that are not significantly through the patent application process. This is due to the fact that the process of having a patent granted is expensive while the process of maintaining a patent subsequent to grant is relatively inexpensive. Additionally, due to the concentration of revenues, the strategic importance of the Company’s U.S. operations, and the lower cost of obtaining a patent in the U.S., the Company expects to continue to pursue all domestic patents, whether granted or pending. Additionally, the Company has determined to not pursue patents pending in other instances, including those in which it determined that it had filed for patents for which it has similar or better protection through other patents in its portfolio, in countries that do not play a strategic role in the Company’s current business plan or that it has otherwise determined will likely not meet the internal criteria management deems necessary to justify the continued cost to complete the patent application process.

      These reviews were based on a number of assumptions and estimates made by management, including but not limited to those related to the outcome of potential litigation against competitors who may infringe on the Company’s patents, the outcome of potential litigation brought against the Company related to infringement of another company’s patents, impairment of trade secrets and know-how and the Company’s intentions to use a given patent in the future. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company.

      Warranties for Hardware Product Sales. For sales of its hardware products within the U.S., the Company generally provides a standard one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the Company’s hardware products, including the computing unit, FPD, HMD and batteries, provide the Company with similar warranties. The Company’s distribution partners are generally responsible for user and software support for channel sales. In certain instances, the Company offers extended warranties for up to two years beyond the standard one-year warranty on Atigo and the MA V. The supplier of Atigo provides the Company with a corresponding warranty. The Company is negotiating with the suppliers of the MA to offer similar warranties to the Company with similar terms to the extended warranties offered to the Company’s customers. In the event that the Company is not able to obtain such warranties from its suppliers, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past.

      Warranty expense is recorded by management using a number of assumptions and estimates, including but not limited to those related to estimates for future warranty claims based on reviews of historical warranty experience as well as other general and customer-specific factors, industry warranty trends, intended uses by customers, successful negotiation of extended warranty coverage from the Company’s vendors and continued warranty support from vendors. Additionally, because of the recent introduction of the MA V, MA TC and Atigo product lines, the Company only has limited historical data on which to forecast future warranty claims. To the extent that actual future events are different from the assumptions and estimates used by management, additional warranty expenses may be recorded by the Company.

      Revenue Recognition on Fixed Price Contracts. The Company recognizes revenue from long-term service contracts in accordance with Accounting Research Bulletin No. 45, “Long-Term Construction Type Contracts,” using the relevant guidance in Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as determined by the terms and conditions of the Company’s various consulting contracts with its customers, which typically involve software engineering and related services. Revenue is recognized in fixed price contracts based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete.

      Historically, the Company has not recorded losses related to its fixed price contracts. However, in the event that the costs to complete increase, or are anticipated to increase, to a level that will result in a negative gross margin to the Company, a loss will be recognized in the period that this determination is made. Possible events that could cause the total estimated costs to complete a project to change include, but are not limited to, the occurrence of unanticipated complications, technical or otherwise, changes to a client’s requirements, general inefficiencies in the management of the engagement, a change in key personnel or the cost of personnel.

Results of Operations

      The following table sets forth certain consolidated financial data as a percentage of revenues for the years ended December 31, 2002, 2001 and 2000.

	December 31,

	2002	2001	2000

Revenue	100.0%	100.0%	100.0%
Cost of sales	77.8	70.3	74.5
Provision for inventory and tooling	9.2	18.6	15.8

Gross income	13.0	11.1	9.7

Operating expenses:
Sales and marketing	149.8	178.5	120.8
General and administrative	57.2	67.9	63.8
Research and development	63.8	95.8	62.3
Restructuring charges	10.4	0.0	0.0
Merger costs	0.0	0.0	6.5

Total operating expenses	281.2	342.2	253.5

Interest and other	1.6	3.2	10.7

Net loss	(266.5)%	(327.9)%	(254.5)%

Years Ended December 31, 2002 and December 31, 2001

      Revenue. The Company derives its revenue from product sales of its mobile/ wearable computers and components, product sales of software and consulting services. Total revenue for the year ended December 31, 2002 was $9,973,561, an increase of $153,568, or 2%, compared to $9,819,993 for the year ended December 31, 2001. Product revenue for the year ended December 31, 2002 was $6,131,759, an increase of $225,357, or 4%, compared to $5,906,402 for 2001. The increase in product revenue was attributable to sales of the Company’s mobile/wearable computer systems, which increased 17% from $5,227,502 in 2001 to $6,131,759 in 2002. The increase in hardware sales resulted primarily from sales of two new product lines introduced in 2002, the poma and Atigo. Additional hardware product revenue resulted from the Company’s emphasis on new and enhanced product lines, the MA V and MA TC, which were introduced late in 2001. Hardware revenues from U.S. operations increased 69% to $4,470,762 in 2002 compared to 2001, driven primarily by Atigo and MA V sales. This increase was offset by a 40% decrease to $1,204,215 in European hardware sales in 2002 compared to 2001, due primarily to a decrease in orders from a large European customer. Hardware revenues from Asia, consisting primarily of MA V systems, decreased by 18% to $456,782 in 2002 compared to 2001. Offsetting this overall increase in wearable computer sales was a decrease in software product revenue from $678,900 in 2001 to $0 in 2002. Revenue from software products generally consists of a few large transactions that occur throughout the year that are unrelated to the Company’s hardware products. Therefore, it is not uncommon to have significant fluctuations in software revenue from year to year. The Company’s consulting, licensing and other revenue remained consistent between the year ended December 31, 2002 and 2001 at $3,841,802 and $3,913,591, respectively, representing a 2% decrease, as the number of ongoing consulting contracts remained relatively consistent between 2002 and 2001.

      Cost of Sales. The Company’s cost of sales include the costs of components for the Company’s wearable computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales remained consistent between the year ended December 31, 2002 and 2001 at $8,674,805 and $8,730,384, respectively, representing less than a one percent decrease. The cost of sales related to the Company’s hardware products increased 38% to $5,399,265 for the year ended December 31, 2002. This increase in hardware product cost of sales is significantly greater than the 17% increase in hardware product sales. This fluctuation was caused by several factors. First, total warranty costs for the year ended December 31, 2002 increased $323,897 compared to the same period in 2001 due to certain charges for product replacement related to sales of the MA V to two of the Company’s U.S. customers. The Company believes that the warranty expenses specific to these customers were non-recurring in nature and does not anticipate that it will continue to record similar warranty expenses in the future. In addition, margins on sales of the MA V and TC were higher in the 2001 period than in the 2002 period, since both the MA V and MA TC product lines were introduced in 2001 and margins are typically highest following a product’s commercial launch. Partially offsetting the above factors which negatively affected hardware margins, the Company began shipping the Atigo product line in the third quarter of 2002, which resulted in a positive effect on margins. As a result of these activities, gross margins from hardware sales for the year ended December 31, 2002 were 12%, compared to 25% for 2001. Software cost of sales decreased from $397,094 for the year ended December 31, 2001 to $0 for the same period in 2002 as the Company had no software sales in 2002. The lack of high-margin software sales impacts negatively on the Company’s gross margin from product sales which decreased to 12% for the fiscal year 2002 from 27% for 2001. Cost of sales of consulting, licensing and other revenue decreased 9%, which is relatively consistent with the 2% decrease in consulting, license and other revenue. This resulted in an increase in related margins to 39% in 2002 from 34% in 2001, due primarily to an increase in the mix of higher margin contracts in 2002 when compared to 2001. The Company recognized inventory and tooling provisions of $913,175 and $1,829,234 in the fiscal years 2002 and 2001, respectively, related to its wearable computer product lines which are discussed in detail below. Total gross margins, including the provisions for inventory and tooling, were 13% and 11%, for the year ended December 31, 2002 and 2001, respectively.

      The 2002 inventory and tooling provision consisted of i) a $1,191,696 charge to write-down the net carrying value of inventory associated with the MA V, MA TC and MA IV product lines due to an estimated general decline in their value, ii) a $53,958 charge related to a write-down of a small number of early-production models of the MA V product line with limited hard disk capacity received by the Company, iii) the $631,556 reversal of an inventory reserve recorded in 2001 related to the poma product line, a prior model of wearable computer, discussed below, iv) a $299,077 reserve against tooling associated with the MA V product line. The 2001 inventory and tooling provision consisted of i) a $663,790 charge to reduce the net carrying value of inventory associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines, ii) a $141,280 inventory write-off established for hard disk drives that were purchased for the MA V product line but later replaced with higher-capacity hard disk drives (during the first quarter of 2002, all of the hard drives were sold in bulk at an amount approximating their net carrying value and this reserve was fully utilized), iii) the $885,019 inventory charge recorded in 2001 related to the poma product line discussed below and iv) a $139,145 charge to reduce the net carrying value of tooling associated with the MA IV product line.

      In 2001, a charge of $885,019 was recorded to reflect management’s estimate of losses to be incurred on the total initial production run of the poma product line. The Company elected to sell the poma systems at prices that are less than their initial production costs to favorably position poma in the price-sensitive light-commercial and near-consumer markets. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contracts were entered into. Because the inventory had not been received by the company as of December 31, 2001, and was therefore not recorded as an asset, this charge was recorded as an accrued liability which was being reclassified to an inventory reserve as poma inventory shipments were received during 2002. During 2002, the Company entered into an agreement with the manufacturer of poma through which the Company was relieved of its obligation to purchase additional poma units. Pursuant to the terms of this agreement, the Company made a payment of $80,000 during 2002 and reduced certain of the royalty rates that are used to calculate the licensing fees that the Company receives from the manufacturer for its sales of poma or other wearable computer products. During 2002, the remaining accrued liability balance, net of the $80,000 payment, was reversed, resulting in a $631,556 reduction to the provision for inventory and tooling reserve.

      The Company’s management believes that it can sell its wearable/mobile computer inventory at amounts that approximate current net carrying values, which have been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new and competing product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. As a result of this review, it was determined that certain of the Company’s inventory is slow-moving, risked becoming obsolete or will likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. Management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

      Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2002 were $14,941,839, a decrease of $2,587,073, or 15%, compared to $17,528,912 for the same period in 2001. Included in sales and marketing expenses for the year ended December 31, 2002 is a $857,011 non-cash charge related to the cancellation of an agreement for marketing services and certain retail space at the Waldorf Astoria Hotel in New York City. Non-cash expenses for outside marketing services funded through the issuance of the Company’s equity securities, which included expenses of the marketing and rental agreement at the Waldorf Astoria Hotel before cancellation, were $773,976 and $265,510 for the year ended December 31, 2002 and 2001, respectively. In addition, decreases of approximately $347,000, $848,000, $234,000, $409,000 and $92,000, respectively, in recruiting costs, salaries, benefits, consulting and promotional items occurred as a result of the cost saving measures undertaken in the last three quarters of 2002. General expenditures for sales and marketing expenses of the European and Asian operations also decreased $655,000 from 2001 to 2002.

      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2002 were $5,703,402, a decrease of $961,919, or 14%, compared to $6,665,321, for the corresponding period in 2001. As a result of the cost saving measures undertaken in the last three quarters of 2002, general and administrative expenses relating to salaries and benefits, consulting and travel decreased approximately $431,000, $284,000 and $137,000, respectively, compared to the same period in 2001.

      Research and Development Expenses. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general wearable technology. Research and development expenses for the year ended December 31, 2002 were $6,358,883, a decrease of $3,050,951, or 32%, compared to $9,409,834 for the corresponding period in 2001. This decrease resulted largely from a $2,600,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Expenditures during the 2001 period related to the MA V and MA TC product lines while expenditures during the 2002 period related primarily to the Atigo product line. In addition, the research and development expenses of the Company’s European and Asian operations decreased by $904,000 from 2001 to 2002 due to cost saving measures undertaken in the last three quarters of 2002.

      Restructuring Costs. Restructuring costs were $1,038,160 for year ended December 31, 2002. These expenses relate to the Company’s cost cutting efforts undertaken in the second, third and fourth quarters of 2002, for which no comparable expenses were recorded during the same periods in 2001. These expenses consist of $434,308 for severance extended to terminated employees, a $233,504 charge related to the reduction of facilities, a $157,307 write-off of certain capitalized patent costs and $213,041 for the closing of the Company’s branch operations in Japan. The Company’s wholly-owned subsidiary operating in Japan, Xybernaut KK, was not closed.

      Interest and Other, Net. Other income for the year ended December 31, 2002 was $163,257, a decrease of $177,462 or 52%, compared to $340,719 for the corresponding period in 2001. This decrease resulted primarily from a decrease in interest income earned from the Company’s cash balances from the fiscal year 2002 compared to the same period of 2001.

      Provision for Taxes. The Company accrued $562 and $25,840 for a tax provision for the years ended December 31, 2002 and 2001, respectively, related to the operations of its foreign subsidiaries. The Company’s

U.S. operations had a net loss for the year ended December 30, 2002 and, therefore, no provision for U.S. income taxes is required.

      Net Loss. As a result of the factors described above, the net loss for the year ended December 31, 2002 was $26,580,833, a decrease of $5,618,746, or 17%, compared to $32,199,579 for the corresponding period in 2001.

Years Ended December 31, 2001 and December 31, 2000

      Revenue. The Company derived its revenue from product sales of its wearable computers, product sales of software and consulting services. Total revenue for the year ended December 31, 2001 was $9,819,993, an increase of $315,102, or 3%, compared to $9,504,891 for the year ended December 31, 2000. Product revenue for the year ended December 31, 2001 was $5,906,402, a decrease of $195,173, or 3%, compared to $6,101,575 for 2000. Sales from the Company’s wearable computer products increased from $4,886,565 in 2000 to $5,227,502 in 2001, representing a $340,937, or 7%, increase. This increase resulted from the introduction of the MA V and MA TC product lines in the second half of 2001. Offsetting this increase in wearable computer sales was a decrease in software revenue from $1,215,010 in 2000 to $678,900 in 2001, representing a $536,110, or 44%, decrease. This decrease related to a single $925,000 sale in 2000 for which no similarly large transaction occurred in 2001. The Company’s consulting, licensing and other revenue during 2001 was $3,913,591, an increase of $510,275, or 15%, from 2000 revenue of $3,403,316. This increase resulted primarily from revenues realized in 2001 from a large multi-year consulting contract. Since this contract commenced in mid-2000, comparable billings were only realized for approximately half of the prior year.

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

      The Company recorded provisions of $1,829,234 in 2001 and $1,500,000 in 2000 related to its wearable computer product lines. The 2001 inventory and tooling provision consisted of i) a $663,790 charge to reduce the net carrying value of inventory associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines, ii) a $141,280 inventory reserve established for hard disk drives that were purchased for the MA V product line but later replaced with higher-capacity hard disk drives (during the first quarter of 2002, all of the hard drives were sold in bulk at an amount approximating their net carrying value and this reserve was fully utilized), iii) the $885,019 inventory charge recorded in 2001 related to the poma product line discussed below and iv) a $139,145 charge to reduce the net carrying value of tooling associated with the MA IV product line. The 2000 provision of $1,500,000 was recorded to reduce the net carrying value of inventory and tooling associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines.

      In 2001, a charge of $885,019 was recorded to reflect management’s estimate of losses to be incurred on the total initial production run of the poma product line. The Company elected to sell the poma systems at prices that are less than their initial production costs to favorably position poma in the price-sensitive light-commercial and near-consumer markets. Although the pomainventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contracts were entered into. Because the inventory had not been received by the company as of December 31, 2001, and was therefore not recorded as an asset, this charge was recorded as an accrued liability which was being reclassified to an inventory reserve as poma inventory shipments were received during 2002. During 2002, the Company entered into an agreement with the manufacturer of poma through which the Company was relieved of its obligation to purchase additional poma units. Pursuant to the terms of this agreement, the Company made a payment of $80,000 during 2002 and reduced certain of the royalty rates that are used to calculate the licensing fees that the Company receives from the manufacturer for its sales of poma or other wearable computer products. During 2002, the remaining accrued liability balance, net of the $80,000 payment, was reversed, resulting in a $631,556 reduction to the provision for inventory and tooling reserve.

      The Company’s management believed that it could sell its wearable computer inventory at amounts that approximated current net carrying values, which had been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expected to achieve. This analysis took into account estimated price concessions which management believed were likely to be necessary in disposing of this inventory. As a result of this review, it was determined that certain of the Company’s inventory was slow-moving, risked becoming obsolete or would likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. Management did not expect to record significant profits or losses upon the ultimate sale of this inventory.

      Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2001 were $17,528,912, an increase of $6,048,100, or 53%, compared to $11,480,812 for the year ended December 31, 2000. The increase was the result of efforts to market and sell the Company’s new wearable computer product lines in 2001. These efforts included an increase of approximately $3,400,000 in personnel costs related to its sales, marketing and business development functions. Additionally, expenditures relating to outside marketing services, including those incurred for a new logo and collateral literature, trade shows and conferences increased by approximately $1,100,000 in 2001 from 2000. The Company recorded $265,510 and $1,254,008 of non-cash expenses during 2001 and 2000, respectively, for outside marketing services which were paid through the issuance of the Company’s equity securities.

      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2001 were $6,665,321, an increase of $600,080, or 10%, compared to $6,065,241 for the year ended December 31, 2000. This increase was primarily the result of an increase in personnel costs.

      Research and Development Expenses. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services. Research and development expense for the year ended December 31, 2001 was $9,409,834, an increase of $3,483,997 or 59%, compared to $5,925,837 for the year ended December 31, 2000. This was principally the result of increases of approximately $1,728,000 in third-party expenditures made during 2001 over 2000 levels related to the research and design of wearable computers and peripherals, $571,000 in personnel costs and $836,000 in outside research services related to wearable technology, including hardware and software development, product testing and evaluation.

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

      Interest and Other, Net. Net interest income and other income for the year ended December 31, 2001 was $340,719, a decrease in expense of $1,321,362, compared to expense of $980,643 for the year ended December 31, 2000. This increase was the result of approximately $1,267,000 of interest expense and the amortization of note discounts related to certain loans that the Company received during 2000. The Company did not have significant borrowings during 2001.

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

Other Operating Activities

      For the year ended December 31, 2002, the Company’s operating activities used cash of $22,326,101, primarily as a result of its net loss of $26,580,833, and its investing activities used cash of $934,697. These activities were funded through the Company’s financing activities which provided cash of $22,011,620, principally through the issuance of common stock. As a result, the Company’s cash balance decreased to $1,967,710 at December 31, 2002 from $3,172,609 at December 31, 2001.

      For the year ended December 31, 2001, the Company’s operating activities used cash of $28,355,424, primarily as a result of its net loss of $32,199,579, and its investing activities used cash of $3,193,294. These activities were funded through the Company’s financing activities which provided cash of $26,223,674, principally through the issuance of common stock. As a result, the Company’s cash balance decreased to $3,172,609 at December 31, 2001 from $8,848,715 at December 31, 2000.

      For the year ended December 31, 2000, the Company’s operating activities used cash of $22,475,911, primarily as a result of its net loss of $24,185,222 and the use of cash for working capital of $3,722,120, amounts which were offset by non-cash expenses of $5,431,431. The Company’s investing activities used cash of $2,630,434. These operating and investing activities were funded through the Company’s financing activities which provided cash of $32,017,341, principally through the issuance of common stock. As a result, the Company’s cash balance increased from $2,126,000 at December 31, 1999 to $8,848,715 at December 31, 2000.

      For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. However, the Company’s suppliers for the significant components of the MA and Atigo products, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. The provision is an estimate of internal costs to be incurred for such sales above and beyond the warranty offered to the Company by its suppliers. The trend in the computer hardware industry is to provide extended warranties for up to two years beyond the one-year base warranty.

The Company already offers an extended warranty on Atigo and is negotiating with the suppliers of its MA products to offer similar warranties to the Company to back up the extended warranties offered to the Company’s customers. In the event that the Company is not able to obtain such warranties from its suppliers, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past.

      The Company’s consolidated financial statements contain a provision for income tax expense related to its operations outside the United States. Subject to realization, the Company has generated net operating losses in the U.S. that can be used to offset taxable operating income in the future. The Company’s future operations, if profitable, will be subject to income tax expense not previously incurred by the Company (see Note 10 to the Consolidated Financial Statements). At December 31, 2002, the Company had approximately $116,312,000 and $6,560,000 of net operating loss carry forwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses will begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

      The Company is involved in routine legal and administrative proceedings and claims of various types. While any such proceeding or claim contains an element of uncertainty, management does not expect that they will have a material adverse effect on the Company’s results of operations or financial position.

Transactions With Related and Certain Other Parties

      The Company uses a member of its Board of Directors as its patent counsel. The Company had expenditures of $331,112, $421,333 and $174,468 during 2002, 2001 and 2000, respectively, in legal services payable to this Director. These amounts represent gross payments made by the Company and the counsel is responsible for all overhead, professional, administrative and other expenditures incurred by his law firm. The law firm bills the Company in accordance with its established standard billing rates used in the past with its other clients. During 2002 and 2001, the Company represented the law firm’s only significant client. During approximately half of 2002 and all of 2001 and 2000, the Director also serves as the Company’s processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The director is paid only the amount that is passed through to these other law firms and agencies and pays administrative services related to these services. The Company made additional payments of $274,040, $485,827 and $266,026 during 2002, 2001 and 2000, respectively, to this Director’s law firm related to services rendered by the Director’s law firm as the Company’s processing agent for all foreign patent and trademark filing and prosecution expenses. The Company’s management believes that the relationship with this law firm is based on arms-length terms and conditions.

      The Company uses a law firm, in which an officer and member of its Board of Directors is a partner, for services related to financings, litigation, SEC filings and other general legal matters. The Company had expenditures of $464,067, $392,524 and $446,320 during 2002, 2001 and 2000, respectively, in legal services payable to this law firm. The law firm bills the Company in accordance with the established billing rates used with its other clients. As a result, the Company’s management believes that the relationship with this law firm is based on arms-length terms and conditions.

      Two of the Company’s former executive officers were members of the board of directors of a former customer that purchased software products and consulting services from the Company. During 2001, this customer was forced to cease operations when its largest customer withheld payment for ongoing services. During 2001 and 2000, the Company recorded revenues on sales to this customer of $29,603 and $573,955, respectively. As of December 31, 2000, the Company had a $259,566 accounts receivable balance remaining from this customer. During 2001, the Company collected $259,333 from this customer and wrote off the remaining $29,836 balance. The Company billed this customer using the established billing rates used with its other customers. Additionally, the Company believes that the final payment received by the Company was commensurate with those received by other similar vendors of the customer. As a result, the Company’s management believes that the relationship with this customer was based on arms-length terms and conditions.

      During 2000, Xybernaut GmbH used a company to provide configuration and technical support services and a separate company to act as a distributor of the Company’s hardware products. The executive officers of these two companies are the son and daughter-in-law of one of the Company’s Senior Vice Presidents and member of its Board of Directors. During 2000, the Company incurred expenses related to the technical support services totaling $180,456 and recognized revenue related to distribution sales of its hardware products totaling $313,843. During 2000, the Company terminated its relationship with these two companies and established a reserve of $108,856 against the accounts receivable balance owed by one of the companies. This balance was written off in 2001. The company providing configuration and technical support services billed the Company using the established billing rates used with its other clients. Additionally, management periodically compared these billings against charges it would incur if these services were provided by a different provider. The agreement with the distributor was reached with similar terms and conditions provided to other resellers of the Company’s products. As a result, the Company’s management believes that the relationship with these companies was based on arms-length terms and conditions.

      Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a personal margin loan from an investment bank. The loan was made pursuant to a promissory note that was secured by shares of the officer’s personal common stock holdings of the Company and accrued interest at 8% per year. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate to 6%, reflective of a general decline in interest rates over this period. On December 17, 2002, the $1,086,891 in outstanding principal and interest was repaid in full through the i) transfer by the officer to the Company of 1,108,343 shares of the Company’s common stock personally held by the officer, which amount includes the shares that were pledged as collateral, which were valued at $681,631,and ii) cancellation of all of the officer’s 742,049 options to purchase shares of the Company’s common stock that had been granted prior to the date of repayment, which were valued at $405,260. Effective December 31, 2002, the Company cancelled the 1,108,343 shares of common stock transferred through this repayment. To determine the fair market value of the transfer of shares of stock and the cancellation of stock options, the Company used the market price of the Company’s common stock on the date of repayment and the Black-Scholes option-pricing model, respectively. The variables used in the Black-Scholes option-pricing model were as follows: i) the risk free rate was 3.03%, which was the yield of 5-year Treasury Notes issued November 15, 2002, ii) the standard deviation of stock return was 131.25%, which was the volatility of the Company’s stock calculated using the end of the month stock price for the period from January 1, 2000 through December 31, 2002. The outstanding principal and interest owed by the officer to the Company under this promissory note totaled $0 and $1,026,708 at December 31, 2002 and 2001, respectively.

      The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of FPDs (the “Engineering and Inventory Agreement”). The Company has also entered into agreements with IBM under which IBM purchases MA V and Atigo products from the Company and markets and sells the systems worldwide to its own customers (the “Sales and Marketing Agreement”). During 2002, 2001 and 2000, the Company paid $2,772,457, $4,148,523 and $2,406,020, respectively, to IBM related to design and development services and inventory purchases. During 2002 and 2001, the Company recorded revenues of $1,109,743 and $532,675, respectively, related to sales of MA V and Atigo products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

      Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During 2002, 2001 and 2000, the Company recorded revenues of approximately $950,000, $1,700,000, and $750,000, respectively, related to sales of its products to the VAR. During 2002, 2001 and 2000, the Company recorded total research and development and sales and marketing expenses of $1,250,000, $1,250,000 and $50,000, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

Liquidity and Capital Resources

      From its inception until the completion of the IPO, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s detailed financing and borrowing activities for 2002, and summary activities for 2001 and 2000, are provided below.

Common Stock

      During 2000, the Company received net cash proceeds of $23,163,645 through the issuance of 7,923,359 shares of its common stock through four separate private placements. The Company also issued warrants to purchase 3,312,437 shares of its common stock for between $4.33 and $10.00 per share related to these private placements.

      During 2001, the Company received net cash proceeds of $22,801,278 through the issuance of 12,018,772 shares of its common stock through three separate private placements. The Company also issued warrants to purchase 3,409,347 shares of its common stock for between $2.55 and $5.00 per share related to these private placements.

      During March 2002, the Company received gross proceeds of $9,000,000 through a private placement of 5,625,000 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,406,250 shares of common stock at an exercise price of $3.00 per share. In connection with this placement, the Company paid $270,000 in cash to financial advisors.

      During June 2002, the Company received gross proceeds of $4,000,000 through a private placement of 6,666,666 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,666,666 shares of common stock at an exercise price of $1.50 per share. In connection with this placement, the Company issued 740,740 shares of its common stock to financial and business development advisors.

      During August 2002, the Company received gross proceeds of $2,000,000 through a private placement of 5,714,286 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors callable warrants to purchase 5,714,286 shares of common stock at an exercise price of $0.70 per share and callable warrants to purchase 5,714,286 shares of common stock at an exercise price of $1.50 per share. A portion of the proceeds from this private placement was used to repay a $250,000 note payable.

      During November 2002, the Company received gross proceeds of $4,100,000 through a private placement of 17,083,332 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors callable warrants to purchase 8,541,668 shares of common stock at an exercise price of $1.25 per share.

      The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received net proceeds of $2,186,802, $3,773,405 and $8,274,975 through the issuance of 17,350,627, 1,881,470 and 2,077,700 shares of its common stock during 2002, 2001 and 2000, respectively, through the exercise of certain of these warrants. Concurrently with the exercise of such warrants in 2002, the exercise price of 17,350,627 warrants was reduced from $1.61 per share to $0.18 per share. At December 31, 2002, the Company had warrants outstanding to purchase 12,992,204 shares of its common stock at prices that range from $0.50 to $5.00 per share, with a weighted average of $1.99 per share.

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During 2002, 2001 and 2000, the Company issued 35,835, 57,097 and 662,724 shares, respectively, of its common stock and received gross proceeds of $11,048, $135,659 and $1,547,011, respectively, related to these exercises.

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

Borrowings

      In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes which accrued interest at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which amount was recorded as a note discount and amortized into interest expense over the lives of the notes. In November and December 2000, the Company repaid the principal and unpaid interest and the remaining note discount balance was charged to interest expense.

      In June 2000, XSI entered into three capital leases for computer equipment totaling $27,190. The leases have interest rates between 14.0% and 19.5% and mature in three years. At December 31, 2002, the capital lease obligation was $8,376. During 2002, 2001 and 2000, the Company incurred interest expense of $2,320, $3,781 and $1,057, respectively, related to these capital leases.

      In July 2000, the Company entered into a six-month $1,400,000 term loan with IBM Global Finance. The borrowing was secured by certain of the Company’s equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. During 2001 and 2000, the Company incurred interest expense of $2,377 and $48,431, respectively, related to this borrowing.

      During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bore interest at 6.0% per annum and was due on or before June 30, 2003. This note was repaid in August 2002 from the proceeds of a private placement.

Commitments

      Inventory. At December 31, 2001, the Company had commitments to purchase inventory, tooling and engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company expects that it will enter into similar commitments in the future as it designs, develops and procures future wearable computer product lines.

      Under its original agreements with IBM, the Company was obligated to purchase certain components of the MA V system, including 24,000 computing units, as well as various numbers of FPDs and other accessories. The total cost to the Company of these purchases would have been over approximately $40,000,000. Under the original agreements, the Company had the right to cancel this purchase commitment by paying a cancellation fee in an amount of approximately $4,000,000. In March 2003, the Company entered into an agreement with IBM under which the Company was released of its obligation to pay the penalty or procure this inventory other than $4,910,000 in MA V computing units, FPDs, peripherals and component parts. The final pricing provided to the Company represents a discount from the original contractual prices. Under the March 2003 agreement, IBM will ship inventory monthly from March 2003 through December 2003 and the Company will remit payments monthly from March 2003 through January 2004. IBM Global Finance is providing a credit facility to the Company which will provide credit to the Company for purchases of inventory under the March 2003 agreement. In connection with this credit facility, IBM Global Finance was granted a security interest in certain of the Company’s assets and the Company obtained a letter of credit from a third party lender for the benefit of IBM Global Finance in the amount of $375,000, for which the Company posted an equal amount of restricted cash. This security interest does not include patents and intellectual property.

      In addition to the above obligation to IBM related to the MA V, the Company has commitments to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors related to the MA V, Atigo, MA TC and future product lines. The Company believes that, if needed, the timing and amount of many of these shipments, services and payments may be adjusted through the payment of cancellation fees, contract negotiations or the satisfaction of obligations through the issuance of the Company’s equity securities. However, there can be no assurance that the Company can or will successfully modify these contracts or commitments.

      Excluding the potential impact of contract modifications, the Company estimates that it will make total payments of approximately $5,000,000 during 2003 related to current inventory commitments at the time of this filing, which amount includes the commitment to purchase the additional MA V products from IBM monthly during 2002, discussed above. The Company expects that it will enter into similar inventory and engineering commitments in the future as it designs, develops and procures future wearable computer product lines.

      Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2005. Future minimum payments under noncancelable operating leases at December 31, 2002 are:

For the Year Ending December 31,

2003	$602,773
2004	210,526
2005	165,041
2006	—
2007	—

$978,340

Other Liquidity and Capital Resources Disclosures

      At December 31, 2002, the Company had accounts receivable, net of allowances, of $3,410,871, an increase of $127,043, or 4%, from the December 31, 2001 balance of $3,283,828. This fluctuation was roughly in line with the 2% increase in total revenues from 2001 to 2002 and management does not believe that it was caused by qualitative factors related to the Company’s business such as changes in credit terms, slower paying customers or the impact of a change in economic environment. Included in the accounts receivable at December 31, 2002 is accounts receivable of $1,103,200 associated with a December sale for which we collected the balance in 2003. In addition, accounts receivable at December 31, 2002 include $1,130,206 of unbilled accounts receivable representing amounts earned and recorded under the percentage of completion method of accounting on a long-term contract of XSI. The Company expects to bill this amount in its entirety in 2003 upon reaching certain milestones in the contract.

      The deferred revenue balances at December 31, 2002 and 2001 result primarily from billings to customers that were in excess of revenue recognized on service contracts. Such deferred revenue will be recognized as revenue as the revenue recognition criteria are met.

      The Company has recorded net losses since its inception, including during the periods presented in this Form 10-K. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $131,023,159 at December 31, 2002.

      The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. At December 31, 2002, the Company had unrestricted cash on hand of $1,967,710 and accounts payable and accrued expenses of $4,481,153. Certain of these liabilities are past their stated terms of payment, including those owed to vendors that provide services and inventory which are required by the Company to execute its business plan. In general, any company that does not pay its suppliers in a timely manner is at risk of being forced into an involuntary bankruptcy proceeding instituted by creditors, which may provide for the liquidation of assets or the reorganization of assets and debts. The Company generally believes that it has a reasonably good relationship with most of its vendors and creditors. However certain of its vendors have filed legal actions to recover overdue accounts payables and ceased providing services and products to the Company. There can be no assurances that other vendors will not pursue similar actions.

      During 2002, 2001 and 2000, the Company funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

      The Company’s management has taken steps that it believes are necessary to improve the Company’s operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2003 and thereafter. Beginning in April 2002 and continuing through the date of this filing, management has performed reviews of the Company’s operations and implemented various cost cutting programs to significantly reduce the Company’s operating expenses.

      Assuming there are no significant changes to the Company’s business plan, management expects to maintain savings of over 50% from annualized fourth quarter 2001 levels. In the fourth quarter of 2002, management met its initial target to reach a quarterly operating expense level of between $4,000,000 and $5,000,000. Future significant fluctuations may still occur as a result of non-recurring charges associated with cost-saving initiatives as well as the Company’s research and development activities, which will vary depending on the Company’s wearable/mobile computer product development cycle during any given period.

As indicated in the chart below, through the fourth quarter of 2002, the Company had reduced its net operating expenses by 56% from annualized fourth quarter 2001 levels.

		% Change from
	Net Operating	Fourth Quarter	% Change from
	Expenses(1)	of 2001	Prior Quarter

Fourth Quarter of 2001	$10,114,109	—	—
First Quarter of 2002	$8,745,553	(14)%	(14)%
Second Quarter of 2002	$6,947,240	(31)%	(21)%
Third Quarter of 2002	$5,995,627	(41)%	(14)%
Fourth Quarter of 2002	$4,458,693	(56)%	(26)%

(1)	The Company’s management uses the measurement of net operating expenses in reviewing the results of its operations as well as in analyzing the impact of the various cost-saving initiatives it has implemented or plans to implement in the future. When used herein, net operating expenses represents total operating expenses as reported on the Company’s consolidated statements of operations (as reported in accordance with U.S. GAAP) as adjusted for restructuring charges (as reported in accordance with U.S. GAAP) as well as certain other non-recurring transactions (that do not meet the criteria for recordation as restructuring charges). Management believes that by reviewing net operating expenses, it is better able to focus on the Company’s recurring operations than it would be if it reviewed total operating expenses, which include charges such as severance payments to terminated employees, charges related to reductions in facilities and other large charges related to non-recurring activities. The net operating expense balances presented above reconcile to the amounts included on the Company’s consolidated statements of operations as follows:

	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	of 2001	of 2002	of 2002	of 2002	of 2002

Total operating expenses	$10,114,109	$8,745,553	$7,102,474	$8,101,940	$4,092,317
Restructuring charges	—	—	(155,234)	(361,227)	(521,699)
Charges for cancellation of Waldorf Astoria agreement	—	—	—	(729,511)	(127,500)
(Reserve), and subsequent reversal, of note receivable	—	—	—	(1,015,575)	1,015,575

Net operating expenses	$10,114,109	$8,745,553	$6,947,240	$5,995,627	$4,458,693

      The key cash saving initiatives that have been, and will continue to be, implemented are listed below:

•	Worldwide headcount will have been reduced by 45% from approximately 145 full-time equivalent employees to approximately 80 full-time employees.

•	The Company’s worldwide engineering and product functions have been consolidated.

•	Operations in Asia were significantly reduced, especially related to direct sales, marketing and product efforts. Future Asian operations will focus primarily on channel sales, potential business combinations and business development. The Company’s branch operations in Japan, which focused primarily on product efforts, were closed. The Company’s subsidiary Xybernaut KK, which focuses primarily on sales and marketing, was not closed.

•	Operations in Europe were significantly reduced, especially related to direct sales and marketing efforts. Future European operations will focus primarily on channel sales, sales and marketing relationships with strategic partners, business development and research and development.

•	Participation in trade shows has been reduced.

•	An agreement was reached with the manufacturer of the poma product line through which the Company eliminated its obligation to purchase approximately $1,500,000 in additional systems.

•	An agreement was reached with the manufacturer of the MA V product line through which the Company received a discount on certain inventory commitments originally scheduled for purchase during 2003 and 2004 and eliminated over approximately $40,000,000 in obligations to purchase additional systems as well as a potential cancellation fee of approximately $4,000,000. Under this agreement, the Company is required to purchase $4,910,000 in additional MA V systems, primarily during 2003.

•	An agreement with a vendor to provide the Company with marketing services and certain retail space at the Waldorf Astoria Hotel in New York City was canceled.

•	Management expects to not invest significant future time or capital resources pursuing certain of its foreign patent applications.

•	Agreements with certain consultants, vendors and partners have been, and will continue to be, cancelled or renegotiated in order to minimize cash expenditures through the issuance of the Company’s equity securities, the renegotiation of terms and a reduction or elimination of services.

•	Other various reductions in discretionary costs have been, and will continue to be, implemented.

      Subsequent to these changes, management believes that the Company’s staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

      In addition to the cost cutting initiatives detailed above, management continues to review all aspects of the Company’s operations and may take additional actions to reduce operating expenses further.

      At the forecasted levels discussed above, management expects that the Company will incur operating expenses of between $16,000,000 and $20,000,000 during 2003. The Company will also be required to fund inventory procurement and other expenditures. While management expects to fund a portion of these activities through gross profits resulting from revenues, the Company will be required to obtain most of such amounts through outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of certain of these warrants the exercise prices were reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the warrants been exercised at their original exercise prices. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

      During 2002, the Company raised $22,011,620 in cash through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings that were repaid through the issuance of common stock. Subsequent to December 31, 2002, the Company raised over approximately $6,100,000 in additional funds through warrant exercises, sales of its common stock to institutional investors and borrowings. Management anticipates that additional funds will be needed from additional private placements later in 2003. Due in large part to the Company’s current stock price, the depressed general capital markets and cost-cutting efforts described above, the individual equity financings that the Company has completed in recent quarters have been of a smaller size when compared to those transacted in previous periods. The equity markets, especially for small capitalization technology stocks, have remained depressed, and the U.S. and world economies have generally been in a decline or recession. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital.

      On July 22, 2002, the Company received notice from Nasdaq that the Company’s common stock had closed below $1 per share for 30 consecutive trading days. Effective October 29, 2002, the Company was granted a transfer to the Nasdaq SmallCap® Market. Effective January 22, 2003, the Company was provided an extension until July 17, 2003 for the stock price to close above $1 for ten consecutive trading days.

      On January 30, 2003, Nasdaq issued a press release in which it “announced plans to extend a pilot program governing bid price rules for all Nasdaq National Market® and Nasdaq Small Cap issuers. The proposal will allow issuers that meet heightened financial requirements to benefit from extended compliance periods for satisfying minimum bid price requirements. The proposed rule changes would [amongst other changes] extend the bid price grace period for SmallCap issuers demonstrating compliance with the core SmallCap initial listing criteria from 180 to up to 540 days (approximately 18 months). Compliance with this standard will be verified every 180 days. NASDAQ will present the overall plan to the Securities and Exchange Commission for approval prior to implementing the proposed changes.”

      The Company is currently in compliance with all such listing criteria and management anticipates it will remain in compliance in the future. However, there can be no assurances that the Company will be able to remain in compliance in the future or that the SEC will grant the Nasdaq the requisite approval to adopt this proposal. Prior to the delisting of the Company’s common stock, the Company can appeal Nasdaq for an extension or for other remedies. If necessary, management intends to fully exercise all of its rights and options to maintain its listing. If the Company is unable to remain on the SmallCap Market, it may be forced to trade on the Over the Counter Bulletin Board or Pink Sheets markets, which would significantly reduce the liquidity in the stock and interest of potential investors in purchasing the stock.

      The Company’s management believes that under this Nasdaq proposal, the Company would be eligible to obtain an extension throughout 2003 and potentially thereafter for its stock price to close above $1 for ten consecutive trading days.

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

      If the Company is unable to obtain sufficient additional financing, it will be required to reduce spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce spending if required. However, such reduction would negatively impact progress on implementing the Company’s business plan, and may require substantial reductions in the purchase commitments previously disclosed herein.

Contractual Obligations and Commercial Commitments

      The Company’s significant contractual obligations as of December 31, 2002 are for lease payments related to a reduction in facilities classified as restructuring in 2002, operating leases (primarily for office space) and inventory commitments. The Company expects to receive $22,482 in sublease income through fiscal 2003, which is equivalent to the adjusted cost of the lease to the Company after restructuring charges of $10,199 recorded in 2002.

Contractual Obligations

	Payments Due by Periods

	Total	2003	2004	2005	2006	2007

Restructuring Liability	$197,739	$78,444	$62,330	$56,965	$—	$—
Operating Lease	978,340	602,773	210,526	165,041	—	—
Inventory Commitments	5,400,000	5,000,000	400,000	—	—	—

	$6,576,079	$5,681,217	$672,856	$222,006	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at December 31, 2002. Actual results may differ materially.

Foreign Currency Exchange Risk

      The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro or in which the U.S. Dollar equivalent is determined by the values of such currencies. Prior to the adoption of the Euro, the Company also regularly entered into transactions denominated in the German Deutsche Mark. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effect of this conversion was an increase of $151,123 on beginning accumulated deficit, which is included in the foreign currency translation balance. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As international sales and operations increase in the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency. During 2002, the Company’s operations in Europe and Asia comprised 13.2% and 4.6% of its total revenue and 16.4% and 1.3% of its net loss, respectively. At December 31, 2002, the Company’s assets in Europe and Asia comprised 11.4% and 3.8% of its total assets, respectively. During 2001, the Company’s operations in Europe and Asia comprised 22.0% and 5.7% of its total revenue and 13.8% and 5.8% of its net loss, respectively. At December 31, 2001, the Company’s assets in Europe and Asia comprised 19.7% and 4.0% of its total assets, respectively. During 2000, the Company’s operations in Europe and Asia comprised 16.8% and 7.7% of its total revenue and 6.6% and 6.3% of its net loss, respectively. At December 31, 2000, the Company’s assets in Europe and Asia comprised 8.2% and 10.6% of its total assets, respectively. According to published sources, the average fluctuation of the European Euro during 2002 and 2001 and the German Deutsche Mark during 2000 was 5.5%, -4.9% and -8.8%, respectively, and the average fluctuation of the Japanese Yen during 2002, 2001 and 2000 was 4.5%, -6.4% and -5.3%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2002, 2001 and 2000.

Interest Rate Sensitivity

      As discussed in the “Liquidity and Capital Resources” section, the Company has historically entered into debt financings, has entered into a loan agreement in March 2003 and continues to explore various new financing alternatives, including debt financing. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and will most likely be required to comply with financial covenants or other restrictions. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. Required financial covenants may also hinder the Company’s ability to expand or change its business operations. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during 2002, 2001 and 2000 was 4.75%, 7.1% and 9.2%, respectively, or a prime interest rate fluctuation at December 31 compared to the rate at the beginning of the fiscal year in 2002, 2001 and 2000 of 0%, -4.5%

and 1.0%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2002, 2001 and 2000.

Euro Conversion

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ended June 30, 2002. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the German Deutsche Mark to the European Euro. The effects of this conversion on beginning accumulated deficit was an increase of $151,123, which is included in the foreign currency translation balance. Issues that were addressed by the Company as a result of the introduction of the Euro include the conversion of information technology systems, reassessment of foreign currency exchange risk, negotiation and amendment of existing agreements and contracts, and processing of tax and accounting records. At December 31, 2002, the Company did not experience significant issues with the Euro conversion and the conversion did not have a material impact on the Company’s results of operations or financial position.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Xybernaut Corporation

      We have audited the accompanying consolidated balance sheets of Xybernaut Corporation (a Delaware corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xybernaut Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Vienna, VA

February 13, 2003
(except for Notes 3 and 14 as to which the date is March 26, 2003)

XYBERNAUT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,967,710	$3,172,609
Restricted cash	500,000	500,000
Accounts receivable, net of allowances of $202,911 and $213,434	3,410,871	3,283,828
Inventory, net of reserves of $0 and $141,280	2,393,465	4,621,019
Prepaid and other current assets	804,102	815,619

Total current assets	9,076,148	12,393,075

Property, equipment and demonstration units, net	590,387	1,083,411

Other assets:
Patent costs, net of accumulated amortization of $1,516,758 and $1,115,910	1,052,518	1,235,017
Tooling costs, net of accumulated amortization of $141,122 and $97,996, and reserves of $250,000 and $0	776,699	1,108,869
Other	639,619	843,946

Total other assets	2,468,836	3,187,832

Total assets	$12,135,371	$16,664,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$3,007,647	$4,303,078
Accrued expenses and other	1,473,506	2,943,843
Deferred revenue	88,460	40,288
Notes and loans payable	8,376	17,717

Total current liabilities	4,577,989	7,304,926

Long-term restructuring liability	119,295	—

Total liabilities	$4,697,284	$7,304,926

Commitments and contingencies
Stockholders’ equity:
Note receivable from officer	$—	$(1,026,708)
Common stock, $0.01 par value, 200,000,000 and 80,000,000 shares authorized, 113,615,722 and 59,528,113 shares issued and outstanding	1,136,157	595,281
Additional paid-in capital	137,181,587	114,523,028
Foreign currency translation	143,502	(289,883)
Accumulated deficit	(131,023,159)	(104,442,326)

Total stockholders’ equity	$7,438,087	$9,359,392

Total liabilities and stockholders’ equity	$12,135,371	$16,664,318

The accompanying notes are an integral part of these

consolidated financial statements

XYBERNAUT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

Revenue:
Hardware	$6,131,759	$5,227,502	$4,886,565
Software	—	678,900	1,215,010

Total product	6,131,759	5,906,402	6,101,575
Consulting, licensing and other	3,841,802	3,913,591	3,403,316

Total revenue	9,973,561	9,819,993	9,504,891
Cost of sales:
Hardware	5,399,265	3,916,922	4,164,892
Software	—	397,094	825,456

Total product	5,399,265	4,314,016	4,990,348
Consulting, licensing and other	2,362,365	2,587,134	2,088,716
Provision for inventory and tooling	913,175	1,829,234	1,500,000

Gross income	1,298,756	1,089,609	925,827
Operating expenses:
Sales and marketing	14,941,839	17,528,912	11,480,812
General and administrative	5,703,402	6,665,321	6,065,241
Research and development	6,358,883	9,409,834	5,925,837
Restructuring charges	1,038,160	—	—
Merger costs	—	—	621,048

Total operating expenses	28,042,284	33,604,067	24,092,938

Operating loss	(26,743,528)	(32,514,458)	(23,167,111)
Interest and other income (expenses), net	163,257	340,719	(980,643)

Loss before provision for income taxes	(26,580,271)	(32,173,739)	(24,147,754)
Provision for income taxes	562	25,840	37,468

Net loss	$(26,580,833)	$(32,199,579)	$(24,185,222)
Provision for preferred stock dividends	—	—	10,438

Net loss applicable to holders of common stock	$(26,580,833)	$(32,199,579)	$(24,195,660)

Net loss per share applicable to holders of common stock (basic and diluted)	$(0.37)	$(0.63)	$(0.63)

Weighted average number of common shares outstanding (basic and diluted)	71,963,440	50,827,020	38,592,282

The accompanying notes are an integral part of these

consolidated financial statements

XYBERNAUT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		Value of Shares		Note Receivable	Additional	Accumulated		Total
					From	Paid-in	Comprehensive	Accumulated	Shareholders
	Preferred	Common	Preferred	Common	Officer	Capital	Income	Deficit	Equity

Balance, January 1, 2000	4,600	30,373,734	$3,996,588	$303,737	$—	$47,746,424	$58,541	$(48,057,525)	$4,047,765
Issuance of common stock	—	7,923,359	—	79,234	—	22,992,004	—	—	23,071,238
Conversion of preferred stock into common stock	(4,600)	4,173,430	(3,996,588)	41,734	—	4,098,320	—	—	143,466
Exercise of warrants	—	2,077,700	—	20,777	—	9,175,650	—	—	9,196,427
Exercise of stock options	—	662,724	—	6,627	—	1,540,384	—	—	1,547,011
Equity securities issued for services and payment of accounts payable	—	184,871	—	1,849	—	1,748,592	—	—	1,750,441
Loans and accrued interest	—	—	—	—	(997,981)	—	—	—	(997,981)
Foreign currency translation	—	—	—	—	—	—	(244,524)		(244,524)
Net loss	—	—	—	—	—	—	—	(24,185,222)	(24,185,222)

Total comprehensive loss	—	—	—	—	—	—	—	—	(24,429,746)

Balance, December 31, 2000	—	45,395,818	$—	$453,958	$(997,981)	$87,301,374	$(185,983)	$(72,242,747)	$14,328,621

Issuance of common stock	—	12,018,772	—	120,187	—	22,407,342	—	—	22,527,529
Exercise of warrants	—	1,881,470	—	18,815	—	3,754,592	—	—	3,773,407
Exercise of stock options	—	57,097	—	571	—	135,088	—	—	135,659
Equity securities issued for services and payment of accounts payable	—	174,956	—	1,750	—	924,632	—	—	926,382
Accrued interest, net of repayment	—	—	—	—	(28,727)	—	—	—	(28,727)
Foreign currency translation	—	—	—	—	—	—	(103,900)		(103,900)
Net loss	—	—	—	—	—	—	—	(32,199,579)	(32,199,579)

Total comprehensive loss	—	—	—	—	—	—	—	—	(32,303,479)

Balance, December 31, 2001	—	59,528,113	$—	$595,281	$(1,026,708)	$114,523,028	$(289,883)	$(104,442,326)	$9,359,392

Issuance of common stock	—	35,830,024	—	358,299	—	18,375,806	—	—	18,734,105
Exercise of warrants	—	17,350,627	—	173,506	—	2,972,677	—	—	3,146,183
Exercise of stock options	—	35,835	—	359	—	10,689	—	—	11,048
Equity securities issued for services and payment of accounts payable	—	1,542,833	—	15,429	—	2,178,179	—	—	2,193,608
Equity securities issued in restructuring	—	436,633	—	4,366	—	197,016	—	—	201,382
Repayment of principal and interest	—	(1,108,343)	—	(11,083)	1,026,708	(1,075,808)	—	—	(60,183)
Foreign currency translation	—	—	—	—	—	—	433,385		433,385
Net loss	—	—	—	—	—	—	—	(26,580,833)	(26,580,833)

Total comprehensive loss	—	—	—	—	—	—	—	—	(26,147,448)

Balance, December 31, 2002	—	113,615,722	$—	$1,136,157	$—	$137,181,587	$143,502	$(131,023,159)	$7,438,087

The accompanying notes are an integral part of these

consolidated financial statements

XYBERNAUT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(26,580,833)	$(32,199,579)	$(24,185,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,815,993	1,518,833	1,617,729
Provision for inventory and tooling	913,175	1,829,234	1,500,000
Provision for bad debts	100,000	—	79,620
Non-cash restructuring charges	792,614	—	—
Non-cash charges for equity securities issued for services	1,894,836	606,406	1,312,630
Amortization of note discount	—	—	921,452
Changes in assets and liabilities:
Inventory	1,302,306	(1,905,917)	1,051,244
Accounts receivable	(139,336)	127,705	(1,765,736)
Prepaid and other current assets	85,051	(212,533)	(59,297)
Other assets	921	(132,575)	(299,995)
Accounts payable	(1,165,609)	2,425,693	(2,664,175)
Accrued expenses and other	(1,512,686)	15,555	(412,432)
Long-term restructuring liability	119,295	—	—
Deferred revenue	48,172	(428,246)	428,271

Net cash used in operating activities	$(22,326,101)	$(28,355,424)	$(22,475,911)

Cash flows from investing activities:
Note receivable from officers, net	(37,961)	50,949	(949,628)
Acquisition of property, equipment and demonstration units	(626,719)	(1,100,696)	(673,485)
Acquisition of patents and trademarks	(270,017)	(858,861)	(364,859)
Decrease in restricted cash	—	(85,384)	(424,917)
Capitalization of tooling costs	—	(1,199,302)	(217,545)

Net cash used in investing activities	$(934,697)	$(3,193,294)	$(2,630,434)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	19,833,486	22,801,278	23,163,645
Exercise of warrants	2,186,802	3,773,405	8,274,975
Exercise of stock options	11,048	135,659	1,547,011
Notes and loans	250,000	—	4,425,000
Payments for:
Notes and loans	(250,000)	(466,668)	(5,368,290)
Capitalization of loan costs	(19,716)	(20,000)	(25,000)

Net cash provided by financing activities	$22,011,620	$26,223,674	$32,017,341

Effect of exchange rate changes on cash and cash equivalents	44,279	(351,062)	(188,281)
Net decrease in cash and cash equivalents	(1,204,899)	(5,676,106)	6,722,715
Cash and cash equivalents, beginning of period	3,172,609	8,848,715	2,126,000

Cash and cash equivalents, end of period	$1,967,710	$3,172,609	$8,848,715

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,402	$6,175	$368,601

Cash paid for taxes	$23,050	$40,109	$44,946

Supplemental disclosure of non-cash financing activities:
Equity securities issued for future services, recorded as prepaid expenses when issued	$1,929,498	$507,917	$725,390

Equity securities issued for services rendered, expensed in periods issued	$373,027	$129,549	$637,907

Equity securities issued for settlement of accounts payable and accrued expenses	$509,547	$337,666	$202,879

Equity retired for repayment of note receivable from officer	$1,026,708	$—	$—

Provision for preferred stock dividend requirements	$—	$—	$10,438

Common stock issued for preferred stock dividend requirements	$—	$—	$153,904

Charges to conform accounting policies during merger	$—	$—	$168,365

The accompanying notes are an integral part of these

consolidated financial statements.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Financing Requirements

      Xybernaut Corporation, a Delaware corporation (“Xybernaut” or the “Company”), is engaged in the research, development, manufacture, marketing and sales of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). The Mobile Assistant® (“MA®”) series is the Company’s primary line of hardware products, the current versions of which are the Mobile Assistant V (“MA V”) and MA TC. Since its commercial introduction in 1995, the Company has realized revenue of over $19,500,000 on sales of approximately 4,000 units of the MA series. During 2002, the Company introduced the Atigo™ product line, a family of wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC.

      The Company was originally incorporated in 1990 and completed its initial public offering on July 18, 1996. On April 7, 2000, Xybernaut acquired Selfware, Inc, which subsequently changed its name to Xybernaut Solutions, Inc. (“XSI”). The merger was accounted for as a pooling of interests. All financial data of the Company, including Xybernaut’s previously issued financial statements for the periods presented in this Form 10-K, have been restated to include the historical financial information of XSI.

      The Company has recorded significant net losses since its inception and will require additional capital to fund its business plan and meet its ongoing obligations for 2003 and potentially beyond. Management believes the Company will be successful in its efforts to obtain such capital, having raised approximately $6,100,000 in early 2003, and based on debt and equity financings currently available to the Company. However, there can be no assurance that the Company will not incur additional losses or will not require significant amounts of additional capital. In addition, the Company has reduced its operating expenses by significant amounts through an ongoing restructuring program. If the Company is unable to obtain sufficient additional financing, it will be required to reduce spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce spending if required.

2. Summary of Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S.), Xybernaut GmbH (Böblingen, Germany), Xybernaut K.K. (Yokohama, Japan) and Xybernaut Development Corporation (Virginia, U.S.). All significant intercompany accounts and transactions have been eliminated in the consolidation. Net gains and losses resulting from foreign currency transactions have not been material.

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

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

  Cash, Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, the Company had $500,000 in restricted cash consisted of a cash deposit made to secure a long term contract. The Company expects the restriction on this cash deposit will lapse in 2003 upon completion of the related contract.

  Inventory

      At December 31, 2002, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

      The Company recorded inventory provisions related to its wearable computer product lines of $614,098 in 2002, $1,690,089 in 2001 and $1,250,000 in 2000. The 2002 provision consisted of i) a $1,191,696 charge to write-down the net carrying value of inventory associated with the MA V, MA TC and MA IV product lines due to an estimated decline in their value, ii) a $53,958 charge related to a write-down of a small number of early-production models of the MA V product line with limited hard disk capacity received by the Company and iii) the $631,556 reversal of a reserve recorded in 2001 related to the poma product line discussed below.

      The 2001 provision consisted of i) a $663,790 charge to reduce the net carrying value of inventory associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines, ii) a $141,280 reserve established for hard disk drives that were purchased for the MA V product line but later replaced with higher-capacity hard disk drives (during the first quarter of 2002, all of the hard drives were sold in bulk at an amount approximating their net carrying value and this reserve was fully utilized) and iii) the $885,019 charge recorded in 2001 related to the poma product line discussed below. The 2000 provision consisted of a $1,250,000 charge to reduce the net carrying value of inventory associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines.

      In 2001, a charge of $885,019 was recorded to reflect management’s estimate of losses to be incurred on the total initial production run of the poma product line. The Company elected to sell the poma systems at prices that are less than their initial production costs to favorably position poma in the price-sensitive light-commercial and near-consumer markets. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contracts were entered into. Because the inventory had not been received by the company as of December 31, 2001, and was therefore not recorded as an asset, this charge was recorded as an accrued liability which was being reclassified to an inventory reserve as poma inventory shipments were received during 2002. During 2002, the Company entered into an agreement with the manufacturer of poma through which the Company was relieved of its obligation to purchase additional poma units. Pursuant to the terms of this agreement, the Company made a payment of $80,000 during 2002 and reduced certain of the royalty rates that are used to calculate the licensing fees that the Company receives from the manufacturer for its sales of poma or other wearable computer products. During 2002, the remaining accrued liability balance, net of the $80,000 payment, was reversed, resulting in a $631,556 reduction to the provision for inventory and tooling reserve.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

      The Company’s inventory reserves at December 31, 2002 and 2001 were $0 and $141,280, respectively. This amount consisted of the $141,280 reserve established in 2001 for hard disk drives, which was fully utilized in 2002 upon the sale of the hard drives at an amount approximating their net carrying value.

      The Company’s management believes that it can sell its wearable/mobile computer inventory at amounts that approximate current net carrying values, which have been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. As a result of this review, it was determined that certain of the Company’s inventory is slow-moving, risked becoming obsolete or will likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. Management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

      As of December 31, 2002, net of the effect of write-offs, the Company’s inventory consisted of $1,654,505 in MA V systems, $668,224 in MA TC systems, $39,296 in Atigo systems and $31,440 in poma systems.

  Property and Equipment

      Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	3-7 years
Equipment	3-7 years
Leasehold Improvements	3 years or life of lease, whichever is less
Demonstration units	1 year

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

      Management periodically assesses the need to provide for obsolescence of tooling costs and adjusts the carrying values to their net realizable value when required through a process similar to that discussed in the Inventory section above. During 2002, 2001 and 2000, the Company recognized charges of $299,077, $139,145 and $250,000, respectively, related to its capitalized tooling assets. The 2002 charge consisted of a $250,000 reserve against the MA V product line to provide for an estimated decline in value of this inventory and a $49,077 write-off against the MA TC product line. The 2001 and 2000 charges were recorded to reduce the net carrying value of tooling associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines. In the event that the anticipated production run size or sales of a product do not materialize, additional adjustment may be necessary to write down the carrying value of the Company’s tooling costs.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

      The capitalized tooling asset is systematically allocated to inventory and property and equipment and is amortized as a component of cost of sales or depreciation based upon the number of units sold or used as demonstration units in a given period compared to the total number of units management expects to make in a product’s production run. Management’s expectation of the number of units to be made during a given product’s production run is based on a number of assumptions and estimates, including but not limited to those related to the introduction of new product lines, the Company’s ability to procure and sell the quantities of inventory, the introduction of competing products, customer demand and general economic conditions. In 2002, the total number of units management expects to make in the MA V production run was revised downward based on negotiations with the vendor, which negotiations were finalized in March 2003.

      As of December 31, 2002, net of the effects of reserves and write-offs, the Company’s tooling asset consisted of $745,045 for MA V systems and $31,654 for MA TC systems. Capitalized tooling costs during 2002, 2001 and 2000 were $0, $1,199,302 and $266,217, respectively. Amortization to cost of goods sold or depreciation, depending on classification of tooling costs as inventory or property and equipment, was $43,126, $148,866 and $105,095 in 2002, 2001, and 2000, respectively.

  Software Development Costs

      The Company records software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. Capitalized software costs are amortized either on a straight-line basis over the estimated product life or based on the ratio of current revenues to total projected product revenues. The Company has not historically capitalized software development costs because the projects have not reached the point of technological feasibility. At December 31, 2002, 2001 and 2000, there are no capitalized software development costs or related amortization in the financial statements. Software development costs incurred on projects that have not reached technological feasibility are included as a component of research and development expense and are recorded during the period in which they are incurred.

  Retainage

      Certain government contracts of XSI require that five to twenty percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made. Since the amounts billed will not be collected within one year of the financial statements date, the balance is included in long-term other assets. Retainage at December 31, 2002 and 2001 was $384,359 and $316,839, respectively.

  Patent Costs

      The Company capitalizes legal fees, filing fees and other direct costs incurred to obtain patents and trademarks. These costs are amortized on a straight-line basis over a five-year period and are included in general and administrative expenses. Patent and trademark amortization expense was $426,751, $350,110, and $258,732 during 2002, 2001 and 2000, respectively. Costs associated with the maintenance and upkeep of existing patents are expensed as incurred as part of general and administrative expenses.

      As part of the Company’s cost cutting efforts undertaken during 2002 and 2003, management performed an extensive cost-benefit analysis of its patent portfolio. As a result of this review, the Company decided to maintain all patents that have already been granted as well as all those pending that management considers its “key” patents, including those related to wearable computers, the transferable core, way point and the dual

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

purpose flat panel. However, the Company concluded that by not further pursuing certain of its patent applications, it could achieve significant cost savings while not materially negatively impacting its business plan. The patents that the Company expects to not pursue are often those that are not significantly through the patent application process. This is due to the fact that the process of getting a patent granted is expensive while the process of maintaining a patent subsequent to grant is relatively inexpensive. Additionally, due to the concentration of revenues, the strategic importance of the Company’s U.S. operations, and the lower cost of obtaining a patent in the U.S., the Company expects to continue to pursue all domestic patents, whether granted or pending. Additionally, the Company has determined to not pursue patents pending in other instances, including those in which it determined that it had filed for patents for which it has similar or better protection through other patents in its portfolio, in countries that do not play a strategic role in the Company’s current business plan or that it has otherwise determined will likely not meet the internal criteria management deems necessary to justify the continued cost to complete the patent application process. The Company recorded a $157,307 restructuring charge in 2002 related to the write-off of capitalized patent costs related to this review.

  Impairment of Long-Lived Assets

      The Company’s management monitors the carrying value of long-lived assets for potential impairment on an on-going basis. Potential impairment is determined by comparing the carrying value of these assets with their related, expected future net cash flows. Should the sum of the related, expected future net cash flows be less than the carrying value, management would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the future discounted cash flows. No such impairment losses were recorded during 2002, 2001 or 2000.

  Revenue Recognition and Warranties

      The Company’s revenues are principally derived from sales of its hardware and software products and from consulting services. Revenue from hardware product sales is recognized upon shipment of the Company’s products to end-users pursuant to binding customer purchase orders. When shipments are made to distributors, revenue is recognized upon ultimate sale by the distributors to end-users, when the distributors purchase product for their own use pursuant to separate binding purchase orders, or when returns can be reasonably estimated. For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. However, the Company’s suppliers for the significant components of its hardware products, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. The Company recorded warranty expense for the net of estimated expenses less warranty coverage from suppliers of $553,310, $229,413, and $0 during 2002, 2001 and 2000, respectively, and had a warranty reserve of $81,552 and $86,915 at December 31, 2002 and 2001, respectively.

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

      The Company recognizes revenue from long-term service contracts in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction Type Contracts,” using the relevant guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as determined by the terms and conditions of the Company’s various consulting contracts with its customers. Revenue is typically recognized ratably over the contractual periods or as the services are provided. In time and materials contracts, revenue is recognized as the Company incurs billable costs. In fixed price contracts, revenue is recognized based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete. Revenue in excess of billings on service contracts is recorded as unbilled receivables. At December 31, 2002 and 2001, unbilled receivables of $1,130,206 and $365,763, respectively, were included in trade accounts receivable. Billings in excess of revenue recognized on service contracts are recorded as deferred revenue until revenue recognition criteria are met. At December 31, 2002 and 2001, $88,460 and $40,288, respectively, were recorded as deferred revenue.

  Income Taxes

      Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. The provision for income taxes in 2002, 2001 and 2000 is the result of operations of the Company’s international subsidiaries.

  Comprehensive Loss

      The Company separately reports net loss and other comprehensive income or loss pursuant to SFAS No. 130, “Reporting Comprehensive Income.” Other comprehensive income or loss refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity and are excluded from net income. The Company’s other comprehensive income or loss is comprised primarily of gains and losses related to foreign currency translation and investments.

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

  Stock-Based Compensation.

      In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” an amendment to FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows:

	2002	2001	2000

Net loss as reported	$(26,580,833)	$(32,199,579)	$(24,185,222)
Stock-based employee compensation cost included in net loss as reported	$—	$—	$—
Stock-based employee compensation cost under the fair value method of SFAS No. 123	$(4,458,397)	$(6,565,666)	$(5,114,852)
Net loss pro forma	$(31,039,230)	$(38,765,245)	$(29,300,074)
Net loss per share basic and diluted — as reported	$(0.37)	$(0.63)	$(0.63)
Net loss per share basic and diluted — pro forma	$(0.43)	$(0.76)	$(0.76)

  Issuance of Equity Securities for Services

      The Company periodically issues equity securities to certain employees, consultants and companies for services provided to, or goods received by, the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. In 2002, the Company recorded prepaid assets for future services or goods to be provided of $1,929,498, of which, $143,846 is expected to be expensed in 2003. In 2001, $507,917 was recorded as prepaid assets for future services or goods to be provided, which was expensed in 2001 and 2002. In 2000, $725,390 was recorded as prepaid assets for future services or goods to be provided, which was expensed in 2000 and 2001. Included in prepaid and other assets at December 31, 2002 and 2001 are equity securities issued for payment of future services of $143,846 and $253,958, respectively.

  Restructuring

      The Company recorded restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulleting (“SAB”) No. 100, “Restructuring and Impairment Charges.” During the second, third and fourth quarters of 2002, management adopted various restructuring plans which established the plans of termination, the benefits available to terminated employees and communicated these benefits to the terminated employees. The employee severance costs and outplacement services according to these plans were recorded as restructuring charges and totaled $434,308. As part of the restructuring plans, office space was reduced by moving XSI employees to the Company’s headquarters and preparing the vacated space for sublease. The present value of the future cash flows of the office rent for the life of the contract less an estimate that the space can be subleased at 50% of total rent totaled $223,305. Further consolidation and subleasing of office space at headquarters resulted in an additional restructuring charge of $10,199. In the fourth quarter, the Company

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

closed its branch operations in Japan, resulting in a $213,041 restructuring charge (the Company’s wholly-owned subsidiary operating in Japan, Xybernaut KK, was not closed). Also, in the fourth quarter, management performed an extensive cost-benefit analysis of its patent portfolio and recorded a $157,307 charge related to the write-off of certain patent costs. Of these 2002 restructuring charges, $245,546 was or will be paid in cash and $188,762 was paid by the issuance of equity securities during the last three quarters of 2002. At December 31, 2002, of the remaining unpaid balance of $197,739, $78,444 is included in accrued expenses and will be paid in 2003. The remaining balance $119,295 is classified as a long-term liability on the balance sheet and will be paid in 2004 and 2005. The original charge for outplacement services extended to severed employees was reduced by $4,536 in 2002 as outplacement services expired resulting in no expense to the Company. Management expects to establish and implement additional restructuring plans into 2003 depending on business conditions.

      The components of the restructuring charge in 2002 are as follows:

Severance and outplacement services	$434,308
Lease obligations	233,504
Closing of branch operations	213,041
Write-down of certain patent costs	157,307

$1,038,160

  Fair Value of Financial Instruments

      The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2002 and 2001 because of the relatively short maturity of these instruments. The carrying value of the notes and loans receivable or payable approximated fair value as of December 31, 2002 and 2001 based upon market prices for the same or similar issues.

  Foreign Currency Translation

      Assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues and expenses are translated at the average exchange rate for the year. Gains and losses on foreign currency transactions are immaterial for the years ended December 31, 2002, 2001 and 2000.

  Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. The Company does not believe there will be a material effect from the adoption of this standard.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. The new rule addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

Of” but retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, SFAS No. 144 retains the requirements of APB No. 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that has either been disposed of or is classified as held for sale. SFAS No. 144 excludes goodwill and other intangibles that are not amortized from its scope. For assets to be held and used, SFAS No. 144 addresses how cash flows should be estimated to test the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use an expected present value technique to estimate fair value if market prices are not available and uncertainties exist about the timing and amount of future cash flows. For long-lived assets to be disposed of by sale, SFAS No. 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. The Company does not believe there will be a material effect from the adoption of this standard.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds SFAS No. 44 which set forth industry-specific transitional guidance, amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not believe there will be a material effect from the adoption of this standard.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this standard.

  Reclassifications

      Certain 2000 and 2001 balances and disclosures have been reclassified to conform to the 2002 presentation.

3. Liquidity and Operations

      The Company has recorded net losses since its inception, including during the periods presented in this Form 10-K. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $131,023,159 at December 31, 2002.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Liquidity and Operations, continued:

      The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. At December 31, 2002, the Company had unrestricted cash on hand of $1,967,710 and accounts payable and accrued expenses of $4,481,153. Certain of these liabilities are past their stated terms of payment, including those owed to vendors that provide services and inventory which are required by the Company to execute its business plan. In general, any company that does not pay its suppliers in a timely manner is at risk of being forced into an involuntary bankruptcy proceeding instituted by creditors, which may provide for the liquidation of assets or the reorganization of assets and debts. The Company generally believes that it has a reasonably good relationship with most of its vendors and creditors. However certain of its vendors have filed legal actions to recover overdue accounts payables and ceased providing services and products to the Company. There can be no assurances that other vendors will not pursue similar actions.

      During 2002, 2001 and 2000, the Company funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

      The Company’s management has taken steps that it believes are necessary to improve the Company’s operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2003 and thereafter. Beginning in April 2002 and continuing through the date of this filing, management has performed reviews of the Company’s operations and implemented various cost cutting programs to significantly reduce the Company’s operating expenses.

      Assuming there are no significant changes to the Company’s business plan, management expects to maintain savings of over 50% from annualized fourth quarter 2001 levels. In the fourth quarter of 2002, management met its initial target to reach a quarterly operating expense level of between $4,000,000 and $5,000,000. Future significant fluctuations may still occur as a result of non-recurring charges associated with cost-saving initiatives as well as the Company’s research and development activities, which will vary depending on the Company’s wearable/mobile computer product development cycle during any given period.

      The key cash saving initiatives that have been, and will continue to be, implemented are listed below:

•	Worldwide headcount will have been reduced by 45% from approximately 145 full-time equivalent employees to approximately 80 full-time employees.

•	The Company’s worldwide engineering and product functions have been consolidated.

•	Operations in Asia were significantly reduced, especially related to direct sales, marketing and product efforts. Future Asian operations will focus primarily on channel sales, potential business combinations and business development. The Company’s branch operations in Japan, which focused primarily on product efforts, were closed. The Company’s subsidiary Xybernaut KK, which focuses primarily on sales and marketing, was not closed.

•	Operations in Europe were significantly reduced, especially related to direct sales and marketing efforts. Future European operations will focus primarily on channel sales, sales and marketing relationships with strategic partners, business development and research and development.

•	Participation in trade shows has been reduced.

•	An agreement was reached with the manufacturer of the poma product line through which the Company eliminated its obligation to purchase approximately $1,500,000 in additional systems.

•	An agreement was reached with the manufacturer of the MA V product line through which the Company received a discount on certain inventory commitments originally scheduled for purchase

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Liquidity and Operations, continued:

during 2003 and 2004 and eliminated over approximately $40,000,000 in obligations to purchase additional systems as well as a potential cancellation fee of approximately $4,000,000. Under this agreement, the Company is required to purchase $4,910,000 in additional MA V systems, primarily during 2003.

•	An agreement with a vendor to provide the Company with marketing services and certain retail space at the Waldorf Astoria Hotel in New York City was canceled.

•	Management expects to not invest significant future time or capital resources pursuing certain of its foreign patent applications.

•	Agreements with certain consultants, vendors and partners have been, and will continue to be, cancelled or renegotiated in order to minimize cash expenditures through the issuance of the Company’s equity securities, the renegotiation of terms and a reduction or elimination of services.

•	Other various reductions in discretionary costs have been, and will continue to be, implemented.

      Subsequent to these changes, management believes that the Company’s staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

      In addition to the cost cutting initiatives detailed above, management continues to review all aspects of the Company’s operations and may take additional actions to reduce operating expenses further.

      At the forecasted levels discussed above, management expects that the Company will incur operating expenses of between $16,000,000 and $20,000,000 during 2003. The Company will also be required to fund inventory procurement and other expenditures. While management expects to fund a portion of these activities through gross profits resulting from revenues, the Company will be required to obtain most of such amounts through outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of certain of these warrants, the exercise prices were reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the warrants been exercised at their original exercise prices. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

      During 2002, the Company raised $22,011,620 in cash through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings that were repaid through the issuance of common stock. Subsequent to December 31, 2002, the Company raised over approximately $6,100,000 in additional funds through warrant exercises, sales of its common stock to institutional investors and borrowings. Due in large part to the Company’s current stock price, the depressed general capital markets and cost-cutting efforts described above, the individual equity financings that the Company has completed in recent quarters have been of a smaller size when compared to those transacted in previous periods.

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

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2002	2001

Furniture and fixtures	$312,161	$363,499
Equipment	1,450,300	1,445,741
Leasehold improvements	328,147	288,467
Demonstration units	1,658,840	2,092,285

	3,749,448	4,189,992
Less accumulated depreciation and amortization	(3,159,061)	(3,106,581)

	$590,387	$1,083,411

      Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $1,159,277, $914,288, and $776,133, respectively. Included in property is computer equipment purchased by XSI under capital lease of $27,190 less accumulated depreciation of $12,181. Effective December 31, 2002, the Company wrote off $990,144 of fully depreciated demonstration units.

5. Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2002	2001

Accrued salaries, benefits and vacation	$795,699	$1,141,854
Professional fees	295,336	454,073
Other	203,776	375,981
Warranty reserve	100,251	86,915
Restructuring liability	78,444	—
Accrued loss on inventory purchase commitments	—	885,020

	$1,473,506	$2,943,843

      The accrued loss on inventory purchase commitment represents a charge recorded in 2001 to reflect management’s estimate of losses to be incurred on the total initial production run of the poma product line. The Company elected to sell the poma systems at prices that are less than their initial production costs to favorably position poma in the price-sensitive light-commercial and near-consumer markets. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contracts were entered into. Because the inventory had not been received by the company as of December 31, 2001, and was therefore not recorded as an asset, this charge was recorded as an accrued liability which was being reclassified to an inventory reserve as poma inventory shipments were received during 2002. During 2002, the Company entered into an agreement with the manufacturer of poma through which the Company was relieved of its obligation to purchase additional poma units. Pursuant to the terms of this agreement, the Company made a payment of $80,000 during 2002 and reduced certain of the royalty rates that are used to calculate the licensing fees that the Company receives from the manufacturer for its sales of poma or other wearable computer products. During 2002, the remaining accrued liability balance, net of the $80,000 payment, was reversed, resulting in a $631,556 reduction to the provision for inventory and tooling reserve.

      Other accruals consist of amounts related to expenses incurred in the normal course of business, such as employee travel costs, sales and other taxes, and royalty costs for software sales.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Borrowings

      In January 2000, the Company borrowed $3,025,000 from several lenders pursuant to promissory notes which accrued interest at 10% per annum. In connection with these borrowings, the Company issued warrants to purchase 302,500 shares of unregistered common stock at $0.10 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $921,452, which amount was recorded as a note discount and amortized into interest expense over the lives of the notes. In November and December 2000, the Company repaid the principal and unpaid interest and the remaining note discount balance was charged to interest expense.

      In June 2000, XSI entered into three capital leases for computer equipment totaling $27,190. The leases have interest rates between 14.0% and 19.5% and mature in three years. At December 31, 2002, the capital lease obligation was $8,376. During 2002, 2001 and 2000, the Company incurred interest expense of $2,320, $3,781 and $1,057, respectively, related to these capital leases.

      In July 2000, the Company entered into a six-month $1,400,000 term loan with IBM Global Finance. The borrowing was secured by certain of the Company’s equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. During 2001 and 2000, the Company incurred interest expense of $2,377 and $48,431, respectively, related to this borrowing.

      During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bore interest at 6.0% per annum and was due on or before June 30, 2003. This note was repaid in August 2002 from the proceeds of a private placement.

7. Stockholders’ Equity

  Common Stock

      During 2000, the Company received net cash proceeds of $23,163,645 through the issuance of 7,923,359 shares of its common stock through four separate private placements. The Company also issued warrants to purchase 3,312,437 shares of its common stock for between $4.33 and $10.00 per share related to these private placements.

      During 2001, the Company received net cash proceeds of $22,801,278 through the issuance of 12,018,772 shares of its common stock through three separate private placements. The Company also issued warrants to purchase 3,409,347 shares of its common stock for between $2.55 and $5.00 per share related to these private placements.

      During March 2002, the Company received gross proceeds of $9,000,000 through a private placement of 5,625,000 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,406,250 shares of common stock at an exercise price of $3.00 per share. In connection with this placement, the Company paid $270,000 in cash to financial advisors.

      During June 2002, the Company received gross proceeds of $4,000,000 through a private placement of 6,666,666 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors callable warrants to purchase 1,666,666 shares of common stock at an exercise price of $1.50 per share. In connection with this placement, the Company issued 740,740 shares of its common stock to financial and business development advisors.

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

exercise price of $0.70 per share and callable warrants to purchase 5,714,286 shares of common stock at an exercise price of $1.50 per share. A portion of the proceeds from this private placement was used to repay a $250,000 note payable.

      During November 2002, the Company received gross proceeds of $4,100,000 through a private placement of 17,083,332 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors callable warrants to purchase 8,541,668 shares of common stock at an exercise price of $1.25 per share.

      The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received net proceeds of $2,186,802, $3,773,405 and $8,274,975 through the issuance of 17,350,627, 1,881,470 and 2,077,700 shares of its common stock during 2002, 2001 and 2000, respectively, through the exercise of certain of these warrants. Concurrently with the exercise of such warrants in 2002, the exercise price of 17,350,627 warrants was reduced from $1.61 per share to $0.18 per share. At December 31, 2002, the Company had warrants outstanding to purchase 12,992,204 shares of its common stock at prices that range from $0.50 to $5.00 per share, with a weighted average of $1.99 per share.

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During 2002, 2001 and 2000, the Company issued 35,835, 57,097 and 662,724 shares, respectively, of its common stock and received gross proceeds of $11,048, $135,659 and $1,547,011, respectively, related to these exercises.

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

8. Stock Options

      On April 18, 1996, the Board of Directors approved, effective January 1, 1996, the Company’s 1996 Omnibus Stock Incentive Plan (the “1996 Plan”). The Company’s 1997, 1999, 2000 and 2002 Stock Incentive Plans (the “1997,” “1999,” “2000,” and “2002 Plans,” respectively) were approved at the annual meetings of stockholders held during these respective years.

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

      The 1996 Plan, the 1997 Plan, the 1999 Plan, the 2000 Plan and the 2002 Plan authorize the issuance of 650,000, 1,650,000, 3,000,000, 3,000,000 and 3,000,000 shares of the Company’s common stock, respectively. At December 31, 2002, 485,611, 1,313,516, 2,818,072, 2,534,168 and 5,000 of the shares authorized under the 1996 Plan, the 1997 Plan, the 1999 Plan, the 2000 Plan and the 2002 Plan, respectively, were outstanding.

      The following table summarizes information on the Company’s stock options:

	Fiscal 2002		Fiscal 2001		Fiscal 2000

		Weighted		Weighted		Weighted
	Number of	Average Price	Number of	Average Price	Number of	Average Price
	Shares	per Share	Shares	per Share	Shares	per Share

Beginning balance	6,844,832	$3.88	4,850,752	$4.39	4,761,311	$3.17
Granted	1,678,308	$0.88	2,674,819	$3.29	1,208,600	$8.08
Exercised	(261,456)	$0.33	(57,097)	$2.44	(662,724)	$2.49
Cancelled	(1,105,317)	$4.94	(623,642)	$5.46	(456,435)	$4.02

Ending balance	7,156,367	$3.13	6,844,832	$3.88	4,850,752	$4.39

      The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
Range of		Weighted Average
Exercise	Number	Remaining	Weighted Average	Number	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.24-$1.67	2,196,718	8.2	$0.92	1,342,092	$1.15
$1.68-$3.32	2,245,999	6.8	$2.36	1,886,116	$2.37
$3.33-$4.97	1,535,300	6.5	$4.17	1,249,400	$4.24
$4.98-$23.75	1,178,350	6.7	$7.40	822,200	$6.84

	7,156,367	7.2	$3.13	5,299,808	$3.19

      The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans and, accordingly, does not recognize compensation expense. Had compensation expense for the Company’s plan been determined based on the fair value at the grant date for plan awards consistent with the provisions of SFAS 123, the Company’s net loss and net loss per common and common equivalent shares outstanding would have been the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

Net loss — as reported	$(26,580,833)	$(32,199,579)	$(24,185,222)
Net loss — pro forma	$(31,039,230)	$(38,765,245)	$(29,300,074)
Net loss per share — as reported	$(0.37)	$(0.63)	$(0.63)
Net loss per share — pro forma	$(0.43)	$(0.76)	$(0.76)

      The weighted-average fair values of each option at the date of grant for 2002, 2001 and 2000 were $0.88, $3.29 and $6.40, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2002, 2001 and 2000: dividend yield of 0%;

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Stock Options, continued:

expected volatility of 134% in 2002, 115% in 2001 and 139% in 2000; risk-free interest rate of 1.82% in 2002, 4.09% in 2001 and 6.22% in 2000; and expected lives of 3 years.

9. Segment and Enterprise Wide Reporting

      The Company discloses certain financial and supplementary information about its operating segments, products and services, geographic areas and major customers pursuant to SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. The financial information disclosed herein materially presents all of the financial information related to the Company’s principal operating segments as a provider of wearable computing and communications systems and software and service solutions.

      The Company established subsidiaries in both Germany and Japan in January 1999. Revenues by geographical destination as a percentage of total revenues for the year ended December 31, 2002, 2001, and 2000 are as follows:

	December 31,

	2002	2001	2000

United States	82%	72%	75%
Europe, principally Germany	13%	22%	17%
Asia, principally Japan	5%	6%	8%

      Operations in various geographical areas are summarized as follows:

	December 31,

	2002	2001	2000

North America:
Total revenue	$8,203,286	$7,100,445	$7,176,117
Net loss	21,882,030	25,858,000	21,050,549
Identifiable assets	10,288,624	12,726,593	15,624,029
Europe (1):
Total Revenue	$1,312,241	$2,164,674	$1,599,861
Net loss	4,354,189	4,458,126	1,602,518
Identifiable assets	1,383,755	3,278,857	1,585,115
Asia:
Total revenue	$458,034	$554,874	$728,913
Net loss	344,614	1,883,453	1,532,155
Identifiable assets	462,992	658,868	2,035,557

(1)	Included in the Company’s operations in Europe are $1,634,381, $1,738,676 and $511,596, respectively, in expenses related to research and development activities conducted by a branch of the Company operating in Germany.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Segment and Enterprise Wide Reporting, continued:

      The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the year
	ended December 31,

	2002	2001	2000

Revenue:
Number of Customers	1	2	1
Percent of Total Revenue	16%	30%	11%
Accounts Receivable:
Number of Customers	2	3	3
Percent of Total Accounts Receivable	64%	56%	64%

      For the years ended December 31, 2002, 2001 and 2000, revenue from the following customers comprised greater than 10% of total revenue: IBM; the State of Tennessee Department of Transportation (“Tennessee DOT”) and Europart KG; and Cambridge Technologies Partners (MA), Inc., respectively. As of December 31, 2002, 2001 and 2000, the following customers’ accounts receivable balances comprised greater than 10% of total accounts receivable: IBM and Tennessee DOT; IBM, Tennessee DOT and Europart KG; and Federal Express, Tennessee DOT and Europart KG, respectively.

      The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of FPDs (the “Engineering and Inventory Agreement”). The Company has also entered into agreements with IBM under which IBM purchases MA V and Atigo products from the Company and markets and sells the systems worldwide to its own customers (the “Sales and Marketing Agreement”). During 2002, 2001 and 2000, the Company paid $2,772,457, $4,148,523 and $2,406,020, respectively, to IBM related to design and development services and inventory purchases. During 2002 and 2001, the Company recorded revenues of $1,109,743 and $532,675, respectively, related to sales of MA V and Atigo products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

      Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During 2002, 2001 and 2000, the Company recorded revenues of approximately $950,000, $1,700,000, and $750,000, respectively, related to sales of its products to the VAR. During 2002, 2001 and 2000, the Company recorded total research and development and sales and marketing expenses of $1,250,000, $1,250,000 and $50,000, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Segment and Enterprise Wide Reporting, continued:

and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

10. Income Taxes

      For the years ended December 31, 2002, 2001 and 2000, no income tax benefit has been provided because the losses could not be carried back and realization of the benefit of the net operating losses carried forward was not assured. In 2002, 2001 and 2000, the Company recognized approximately $0, $34,000 and $46,000, respectively, in income tax expense related to foreign operations.

      At December 31, 2002, the Company had approximately $116,312,000 and $6,560,000 of net operating loss carryforwards for U.S. federal and foreign income tax purposes, respectively. The U.S. losses begin to expire in 2010 and the losses from foreign operations do not expire. The use of the U.S. carryforwards may be limited in any one year under Internal Revenue Code Section 382 if significant ownership changes occur.

      Net deferred tax assets are comprised of the following:

	Year Ended December 31,

	2002	2001

Excess of book over tax depreciation	$860,000	$432,000
Net operating loss carryforwards	45,726,000	37,469,000
Adjustment to accrual basis of accounting	—	—
Accrued expenses and reserves	443,000	382,000
Tax credit carryforwards	63,000	63,000
Foreign tax credits	—	—
Foreign net operating loss carryforwards	2,940,000	1,704,000
Foreign other	3,000	21,000
Less valuation allowance	(50,035,000)	(40,071,000)

Net deferred tax asset	$—	$—

      The following table is a reconciliation of the effective income tax rate at December 31, 2002, 2001 and 2000:

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Pretax book income (loss)	$(25,802,364)	0.00%	$(31,577,061)	0.00%	$(24,152,955)	0.00%

Federal, U.S. statutory rate	(8,773,000)	(34.00%)	(10,736,000)	(34.00%)	(8,212,000)	(34.00%)
State, net of federal tax benefit	(1,022,000)	(3.96%)	(1,242,000)	(3.93%)	(948,000)	(3.92%)
Valuation allowance	9,964,000	38.62%	11,402,000	36.11%	10,668,000	44.17%
Stock options exercised	—	0.00%	(182,000)	(0.58%)	(1,554,000)	(6.43%)
Foreign rate difference	(182,000)	(0.71%)	26,000	0.08%	38,000	0.16%
Other	13,562	0.05%	757,840	2.40%	45,468	0.19%

Provision for income taxes	$526	0.00%	$25,840	0.08%	$37,468	0.16%

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Commitments and Contingencies

     Lease Commitments

      The Company leases operating facilities and equipment under operating leases expiring on various dates through 2005. Future minimum payments under noncancelable operating leases at December 31, 2002 are:

Year Ending December 31,

2003	$602,773
2004	210,526
2005	165,041
2006	—
2007	—

$978,340

      Total rental expense charged to operations for the years ended December 31, 2002, 2001 and 2000 was $820,679, $778,108 and $680,674, respectively.

  Inventory Commitments

      At December 31, 2001, the Company had commitments to purchase inventory, tooling and engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company expects that it will enter into similar commitments in the future as it designs, develops and procures future wearable computer product lines.

      Under its original agreements with IBM, the Company was obligated to purchase certain components of the MA V system, including 24,000 computing units as well as various numbers of FPDs and other accessories. The total cost to the Company of these purchases would have been approximately $40,000,000. Under the original agreements, the Company had the right to cancel this purchase commitment by paying a cancellation fee in an amount of approximately $4,000,000. In March 2003, the Company entered into an agreement with IBM under which the Company was released of its obligation to pay the penalty or procure this inventory other than $4,910,000 in MA V computing units, FPDs, peripherals and component parts. The final pricing provided to the Company represents a discount from the original contractual prices. Under the March 2003 agreement, IBM will ship inventory monthly from March 2003 through December 2003 and the Company will remit payments monthly from March 2003 through January 2004. IBM Global Finance is providing a credit facility to the Company which will provide credit to the Company for purchases of inventory under the March 2003 agreement. In connection with the credit facility, IBM Global Finance was granted a security interest in certain of the Company’s assets and the Company obtained a letter of credit from a third party lender for the benefit of IBM Global Finance in the amount of $375,000, for which the Company posted an equal amount of restricted cash. This security interest does not include patents and intellectual property.

      In addition to the above obligation to IBM related to the MA V, the Company has commitments to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors related to the MA V, Atigo, MA TC and future product lines. The Company believes that, if needed, the timing and amount of many of these shipments, services and payments may be adjusted through the payment of cancellation fees, contract negotiations or the satisfaction of obligations through the issuance of the Company’s equity securities. However, there can be no assurance that the Company can or will successfully modify these contracts or commitments.

      Excluding the potential impact of contract modifications, the Company estimates that it will make total payments of approximately $5,000,000 during 2003 related to current inventory commitments at the time of this filing, which amount includes the commitment to purchase the additional MA V products from IBM

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Commitments and Contingencies, continued:

monthly during 2002 discussed above. The Company expects that it will enter into similar inventory and engineering commitments in the future as it designs, develops and procures future wearable computer product lines.

  Legal Proceedings

      The Company is involved in routine legal and administrative proceedings and claims of various types. While any such proceeding or claim contains an element of uncertainty, management does not expect that they will have a material adverse effect on the Company’s results of operations or financial position.

12. Related Party Transactions

      The Company uses a member of its Board of Directors as its patent counsel. The Company had expenditures of $331,112, $421,333 and $174,468 during 2002, 2001 and 2000, respectively, in legal services payable to this Director. These amounts represent gross payments made by the Company and the counsel is responsible for all overhead, professional, administrative and other expenditures incurred by his law firm. The law firm bills the Company in accordance with its established standard billing rates used in the past with its other clients. During 2002 and 2001, the Company represented the law firm’s only significant client. During approximately half of 2002 and all of 2001 and 2000, the Director also serves as the Company’s processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The director is paid only the amount that is passed through to these other law firms and agencies and pays administrative services related to these services. The Company made additional payments of $274,040, $485,827 and $266,026 during 2002, 2001 and 2000, respectively, to this Director’s law firm related to services rendered by the Director’s law firm as the Company’s processing agent for all foreign patent and trademark filing and prosecution expenses. The Company’s management believes that the relationship with this law firm is based on arms-length terms and conditions.

      The Company uses a law firm, in which an officer and member of its Board of Directors is a partner, for services related to financings, litigation, SEC filings and other general legal matters. The Company had expenditures of $464,067, $392,524 and $446,320 during 2002, 2001 and 2000, respectively, in legal services payable to this law firm.

      Two of the Company’s former executive officers were members of the board of directors of a former customer that purchased software products and consulting services from the Company. During 2001, this customer was forced to cease operations when its largest customer withheld payment for ongoing services. During 2001 and 2000, the Company recorded revenues on sales to this customer of $29,603 and $573,955, respectively. As of December 31, 2000, the Company had a $259,566 accounts receivable balance remaining from this customer. During 2001, the Company collected $259,333 from this customer and wrote off the remaining $29,836 balance.

      During 2000, Xybernaut GmbH used a company to provide configuration and technical support services and a separate company to act as a distributor of the Company’s hardware products. The executive officers of these two companies are the son and daughter-in-law of one of the Company’s Senior Vice Presidents and member of its Board of Directors. During 2000, the Company incurred expenses related to the technical support services totaling $180,456 and recognized revenue related to distribution sales of its hardware products totaling $313,843. During 2000, the Company terminated its relationship with these two companies and established a reserve of $108,856 against the accounts receivable balance owed by one of the companies. This balance was written off in 2001.

      During 2002, 2001 and 2000, the Company incurred expenses of $323,163, $315,146 and $412,473, respectively, for salary and other compensation payable to an Executive Vice President and the Vice

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Related Party Transactions, continued:

Chairman of the Board of Directors of the Company, who is the brother of the Company’s President, Chief Executive Officer and Chairman of its Board of Directors. During 2002, 2001 and 2000, the Company incurred expenses of $305,076, $354,491 and $389,687, respectively, for salary and other compensation payable to the Company’s President, Chief Executive Officer and Chairman of its Board of Directors. Prior to her resignation in October 2002, during 2002, 2001 and 2000, the Company incurred expenses of $76,650, $84,886 and $74,110, respectively, for salary and other compensation payable to the Vice President for International Affairs, who is the wife of the Company’s President, Chief Executive Officer and Chairman of its Board of Directors; upon her resignation, this officer received a four-month severance package. The Company believes that the salary, benefits and severance package paid to these employees is commensurate with that which would be paid to other qualified candidates or employees with similar skills, experience and tenure. Further, the compensation committee of the Company’s Board of Directors reviews and approves the salary and benefits provided to the Executive Vice President and Vice Chairman of the Board of Directors and the President, Chief Executive Officer and Chairman of its Board of Directors and also reviewed and approved the severance package provided to the Vice President of International Affairs.

      Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a personal margin loan from an investment bank. The loan was made pursuant to a promissory note that was secured by shares of the officer’s personal common stock holdings of the Company and accrued interest at 8% per year. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate to 6%, reflective of a general decline in interest rates over this period. On December 17, 2002, the $1,086,891 in outstanding principal and interest was repaid in full through the i) transfer by the officer to the Company of 1,108,343 shares of the Company’s common stock personally held by the officer, which amount includes the shares that were pledged as collateral, which were valued at $681,631, and ii) cancellation of all of the officer’s 742,049 options to purchase shares of the Company’s common stock that had been granted prior to the date of repayment, which were valued at $405,260. Effective December 31, 2002, the Company cancelled the 1,108,343 shares of common stock transferred through this repayment. To determine the fair market value of the transfer of shares of stock and the cancellation of stock options, the Company used the market price of the Company’s common stock on the date of repayment and the Black-Scholes option-pricing model, respectively. The variables used in the Black-Scholes option-pricing model were as follows: i) the risk free rate was 3.03%, which was the yield of 5-year Treasury Notes issued November 15, 2002, ii) the standard deviation of stock return was 131.25%, which was the volatility of the Company’s stock calculated using the end of the month stock price for the period from January 1, 2000 through December 31, 2002. The outstanding principal and interest owed by the officer to the Company under this promissory note totaled $0 and $1,026,708 at December 31, 2002 and 2001, respectively.

13. Business Combination

      On April 7, 2000, the Company acquired XSI for approximately $8,100,000 (the “Merger”) through the issuance of 429,327 shares of the Company’s common stock. The Merger was accounted for as a pooling of interests. Prior to the Merger, there were no material transactions between Xybernaut and XSI. The Company incurred costs of $621,048 associated with the Merger. These expenses consist of $452,683 in direct costs, including fees for investment banking, legal, and accounting services, and $168,365 in non-cash charges to conform certain of XSI’s accounting policies to those of the Company.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Business Combination, continued:

      The following information presents certain income statement data of Xybernaut and XSI for the periods preceding the Merger:

For the Three
Months Ended
March 31, 2000

Revenue:
Xybernaut	$1,498,192
XSI	606,280

Total	$2,104,472

Net Loss:
Xybernaut	$4,534,762
XSI	240,643

Total	$4,775,405

14. Subsequent Events

      Subsequent to December 31, 2002, the Company received gross proceeds of $6,104,167 through a private placement, a borrowing and exercises of outstanding warrants. In February 2003, the Company received gross proceeds of $2,000,000 through a private placement of 6,666,667 shares of its common stock to an investor. The shares were sold at $0.30 per share, representing an approximate 20% discount to the closing price of the shares for the trading day immediately preceding the closing. In connection with this private placement, the Company issued to the investor callable warrants to purchase 3,333,333 shares of common stock at an exercise price of $1.25 per share. In March 2003, the Company borrowed $1,750,000 from an investor pursuant to a one-year promissory note that bears interest at 3.5% per annum. In connection with this borrowing, the Company issued to the investor warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. In January 2003, the Company received gross proceeds of $1,000,000 through the issuance of 3,125,000 shares of its common stock upon the exercise of outstanding warrants. Concurrently with the exercise of such warrants, the exercise price was reduced from $1.25 per share to $0.32 per share. In March 2003, the Company received gross proceeds of $1,354,167 through the issuance of 5,416,668 shares of its common stock upon the exercise of outstanding warrants. Concurrently with the exercise of such warrants, the exercise price was reduced from $1.25 per share to $0.25 per share.

      Under its original agreements with IBM, the Company was obligated to purchase certain components of the MA V system, including 24,000 computing units, as well as various numbers of FPDs and other accessories. The total cost to the Company of these purchases would have been over approximately $40,000,000. Under the original agreements, the Company had the right to cancel this purchase commitment by paying a cancellation fee in an amount of approximately $4,000,000. In March 2003, the Company entered into an agreement with IBM under which the Company was released of its obligation to pay the penalty or procure this inventory other than $4,910,000 in MA V computing units, FPDs, peripherals and component parts. The final pricing provided to the Company represents a discount from the original contractual prices. Under the March 2003 agreement, IBM will ship inventory monthly from March 2003 through December 2003 and the Company will remit payments monthly from March 2003 through January 2004. IBM Global Finance is providing a credit facility to the Company which will provide credit to the Company for purchases of inventory under the March 2003 agreement. In connection with this credit facility, IBM Global Finance was granted a security interest in certain of the Company’s assets and the Company obtained a letter of credit from a third party lender for the benefit of IBM Global Finance in the amount of $375,000, for which the

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company posted an equal amount of restricted cash. This security interest does not include patents and intellectual property.

Quarterly Financial Data (Unaudited)

      In management’s opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. Included in the second, third, and fourth quarters of 2002 are charges related to restructuring of $155,234, $361,227 and $521,699, respectively. All other adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

XYBERNAUT CORPORATION

Schedule I — Quarterly Consolidated Financial Data

	2002 Quarters Ended

	March 31,	June 30,	September 30,	December 31,

Total revenue	$2,809,921	$2,013,463	$2,545,327	$2,604,850
Gross profit	686,944	382,692	206,719	22,401
Net loss	(8,015,640)	(6,656,151)	(7,873,415)	(4,035,627)
Net loss per share (basic and diluted)	$(0.13)	$(0.10)	$(0.10)	$(0.05)

	2001 Quarters Ended

	March 31,	June 30,	September 30,	December 31,

Total revenue	$2,275,222	$2,021,563	$2,316,413	$3,206,795
Gross profit/(loss)	570,847	(557,078)	779,282	296,558
Net loss	(5,936,589)	(8,453,995)	(8,073,236)	(9,735,759)
Net loss per share (basic and diluted)	$(0.13)	$(0.17)	$(0.15)	$(0.17)

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON SUPPLEMENTAL INFORMATION

To the Board of Directors and
Stockholders of Xybernaut Corporation

      In connection with our audit of the consolidated financial statements of Xybernaut Corporation referred to in our report dated February 13, 2003 which is included in this Form 10-K, we have also audited Schedule II as of December 31, 2002 and for each of the three years then ended. In our opinion, this schedule present fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Vienna, VA

February 13, 2003

XYBERNAUT CORPORATION

SUPPLEMENTAL FINANCIAL INFORMATION

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance
	Beginning of	Costs and		at End
	Year	Expenses	Write-offs	of Year

Allowance for accounts receivable
Year ended December 31,2002	$213,434	$128,250	$(138,773)	$202,911
Year ended December 31,2001	$129,355	$335,396	$(251,317)	$213,434
Year ended December 31,2000	$140,968	$59,120	$(70,733)	$129,355
Reserve for inventory
Year ended December 31,2002	$141,280	$—	$(141,280)	$—
Year ended December 31,2001	$1,370,000	$944,214	$(2,172,934)	$141,280
Year ended December 31,2000	$120,000	$1,250,000	$—	$1,370,000
Reserve for tooling costs
Year ended December 31,2002	$—	$299,077	$(49,077)	$250,000
Year ended December 31,2001	$250,000	$139,145	$(389,145)	$—
Year ended December 31,2000	$—	$250,000	$—	$250,000
Valuation allowance for deferred tax asset
Year ended December 31,2002	$40,071,000	$9,964,000	$—	$50,035,000
Year ended December 31,2001	$28,495,000	$11,576,000	$—	$40,071,000
Year ended December 31,2000	$17,827,000	$10,668,000	$—	$28,495,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

      Items 10 through 13 will be filed pursuant to a definitive proxy statement or an amendment to this Form 10-K.

Item 14.	Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and execution of the Company’s disclosure controls and procedures is effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.	Principal Accountant Fees and Services

      The Company and its subsidiaries did not engage Grant Thornton LLP to provide advice regarding financial information systems design or implementation, consulting services or other non-audit services, except as discussed below for tax-related services, during the fiscal year ended December 31, 2002, or December 31, 2001. Non-audit services performed by the Company’s auditor have been approved by the Company’s Audit Committee on a case by case basis. In connection with the standards for independence of the Company’s independent public accountants promulgated by the Securities and Exchange Commission, the Audit Committee would consider whether the provision of such non-audit services would be compatible with maintaining the independence of Grant Thornton. During the year ended December 31, 2002, Grant Thornton LLP provided the Company with tax related services for which fees totaling $70,390 were billed to the Company. Such services included preparation of the Company’s federal and state income tax returns, consultations related to state and local tax returns and the tax effects of stock compensation.

Audit Fees

      During the Company’s fiscal year ended December 31, 2002 and 2001, respectively, Grant Thornton LLP’s fees for audit and audited related services were as follows:

Audit fees, including review of quarterly financial statements on Form 10-Q	$119,000
Audit related fee	$53,112

      Audit related fees result from services rendered in connection with rendering consents for periodic registration statements as a result of several private placement transactions in 2002, consultations on the application of general accepted accounting principles and newly issued accounting pronouncements, statutory audits of foreign subsidiary financial statements, consultations on the impact of the Sarbanes Oxley Act to the Company and periodic meetings with the Company’s Audit Committee.

PART IV

Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

1.1	—	Form of Financial Consulting Agreement between the Company and the Representative.	(1)

2	—	Form of Agreement and Plan of Merger by and among Xybernaut, Selfware, Subsidiary and certain shareholders of Selfware.	(10)
3.1	—	Certificate of Incorporation of the Company, as Amended.	(5)
3.2	—	Bylaws of the Company (as Amended on September 24, 1998).	(5)
3.3	—	Certificate of Designation of the Series D Preferred Stock.	(6)
3.4	—	Certificate of Designation of the Series E Preferred Stock.	(7)
3.5	—	Form of Amendment to Article Fourth to the Company’s Certificate of Incorporation.	(24)
4.1	—	Warrant Exercise Fee Agreement.	(1)
4.2	—	Form of Forfeiture Escrow.	(1)
4.3	—	Form of specimen certificate for Units.	(1)
4.4	—	Form of specimen certificate for Common Stock.	(1)
4.5	—	Form of Warrant.	(2)
4.6	—	Form of Securities Purchase Agreement for Series D Preferred Stock.	(6)
4.7	—	Form of Warrant in connection with the placement of Series D Preferred Stock.	(6)
4.8	—	Form of Securities Purchase Agreement for Series E Preferred Stock.	(7)
4.9	—	Form of Warrant in connection with the placement of Series E Preferred Stock.	(7)
4.10	—	Warrant issued in connection with the October 1999 Bridge Loan Financing.	(13)
4.11	—	Form of Warrant issued to Crystalite Investments, Ltd.	(9)
4.12	—	Form of Warrant issued to International Business Solutions, Inc.	(9)
4.13	—	Form of Warrant issued to E. Dell Smith.	(9)
4.14	—	Form of Warrant issued to Christina S. Kohlhaas.	(9)
4.15	—	Form of Warrant issued to E. Dell Smith.	(9)
4.16	—	Form of Registration Rights Agreement by and among Xybernaut and Selfware Stockholders.	(10)
4.17	—	Form of Warrant issued to Dalston Holdings Limited.	(14)
4.18	—	Form of Warrant issued to Archway Holdings Limited.	(12)
4.19	—	Form of Warrant issued in connection with the November 2000 private placement.	(12)
4.20	—	Form of Common stock Purchase Agreement dated September 29, 2000.	(12)
4.21	—	Form of Common stock and Warrant Purchase Agreement dated as of Nov. 2000 private placement.	(12)
4.22	—	Form of Registration Rights Agreement in connection with November 2000 private placement.	(12)
4.23	—	Form of Warrant issued to Archway Holdings Limited.	(17)
4.24	—	Form of Common Stock and Warrant Purchase Agreement, dated as of April 19, 2001, between Archway Holdings Limited and Xybernaut Corporation.	(17)
4.25	—	Form of Registration Rights Agreement, dated as of April 19, 2001, between Archway Holdings Limited and Xybernaut Corporation.	(17)
4.26	—	Form of Warrant issued to Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited, The dotCom Fund, LLC, Alpha Capital Aktiengesellschaft, Vertical Ventures, LLC and Atlas Capital Services, Inc.	(17)
4.27	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 4, 2001, among Xybernaut Corporation, Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and The dotCom Fund, LLC.	(17)
4.28	—	Form of Registration Rights Agreement, dated as of May 4, 2001, among Xybernaut Corporation, Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and The dotCom Fund, LLC.	(17)
4.29	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 4, 2001, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(17)
4.30	—	Form of Registration Rights Agreement, dated as of May 4, 2001, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(17)
4.31	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 4, 2001, between Vertical Ventures, LLC and Xybernaut Corporation.	(17)
4.32	—	Form of Registration Rights Agreement, dated as of May 4, 2001, between Vertical Ventures, LLC and Xybernaut Corporation.	(17)

4.33	—	Form of Agreement, dated May 1, 2001, between Atlas Capital Services, Inc. and Xybernaut Corporation.	(17)
4.34	—	Form of Warrant issued to Eva Holdings Limited.	(18)
4.35	—	Form of Common Stock and Warrant Purchase Agreement, dated as of June 30, 2001, between Eva Holdings Limited and Xybernaut Corporation.	(18)
4.36	—	Form of Registration Rights Agreement, dated as of June 30, 2001, between Eva Holdings Limited and Xybernaut Corporation.	(18)
4.37	—	Form of Warrant issued to DaVinci International Limited.	(18)
4.38	—	Form of Warrant issued to Texas Instruments Incorporated.	(18)
4.39	—	Form of Warrant issued to Holly Investments Limited.	(19)
4.40	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 15, 2001, between Holly Investments Limited and Xybernaut Corporation.	(19)
4.41	—	Form of Registration Rights Agreement, dated as of November 15, 2001, between Holly Investments Limited and Xybernaut Corporation.	(19)
4.42	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 15, 2001, among Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and Xybernaut Corporation.	(19)
4.43	—	Form of Registration Rights Agreement, dated as of November 15, 2001, among Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and Xybernaut Corporation.	(19)
4.44	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 15, 2001, among Cleveland Overseas Ltd., ZLP Master Technology Fund, Ltd., Vertical Ventures Ltd. And Xybernaut Corporation.	(19)
4.45	—	Form of Registration Rights Agreement, dated as of November 15, 2001, among Cleveland Overseas Ltd., ZLP Master Technology Fund, Ltd., Vertical Ventures Ltd. and Xybernaut Corporation.	(19)
4.46	—	Form of Warrant issued to each of Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited, Cleveland Overseas Ltd., ZLP Master Technology Fund, Ltd., Vertical Ventures Ltd. and Atlas Capital Services, LLC.	(19)
4.47	—	Agreement, dated November 15, 2001, between Atlas Capital Services, LLC and Xybernaut Corporation.	(19)
4.48	—	Agreement for Payment of Account, dated November 27, 2001, between frog werk, Inc. and Xybernaut Corporation.	(19)
4.49	—	Form of Warrant issued to Yeshuah Investments Limited.	(20)
4.50	—	Form of Common Stock and Warrant Purchase Agreement, dated as of March 13, 2002, between Yeshuah Investments Limited and Xybernaut Corporation.	(20)
4.51	—	Form of Registration Rights Agreement, dated as of March 13, 2002, between Yeshuah Investments Limited and Xybernaut Corporation.	(20)
4.52	—	Form of Warrant issued to Alpha Capital Aktiengesellschaft.	(20)
4.53	—	Form of Common Stock and Warrant Purchase Agreement, dated as of March 13, 2002, between Xybernaut Corporation and Alpha Capital Aktiengesellschaft.	(20)
4.54	—	Form of Registration Rights Agreement, dated as of March 13, 2002, between Xybernaut Corporation and Alpha Capital Aktiengesellschaft.	(20)
4.55	—	Form of Warrant issued to Cranshire Capital, L.P.	(20)
4.56	—	Form of Common Stock and Warrant Purchase Agreement, dated as of March 13, 2002, between Xybernaut Corporation and Cranshire Capital, L.P.	(20)
4.57	—	Form of Registration Rights Agreement, dated as of March 13, 2002, between Xybernaut Corporation and Cranshire Capital, L.P.	(20)
4.58	—	Form of Letter Agreement, dated as of January 1, 2002 between IBS Technologies LLC and Xybernaut Corporation.	(20)
4.59	—	Form of Agreement for Payment of Account, dated March 20, 2002, between Zykronix, Inc. and Xybernaut Corporation.	(20)
4.60	—	Form of Warrant issued to Alpha Capital Aktiengesellschaft.	(21)
4.61	—	Form of Common Stock and Warrant Purchase Agreement, dated as of June 30, 2002, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(21)

4.62	—	Form of Registration Rights Agreement, dated as of June 30, 2002, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(21)
4.63	—	Form of Warrant issued to Rema Investments Limited.	(21)
4.64	—	Form of Common Stock and Warrant Purchase Agreement, dated as of June 30, 2002, between Xybernaut Corporation and Rema Investments Limited.	(21)
4.65	—	Form of Registration Rights Agreement, dated as of June 30, 2002, between Xybernaut Corporation and Rema Investments Limited.	(21)
4.66	—	Form of Consulting Agreement, dated as of June 30, 2002, between Xybernaut Corporation and Libra Finance, S.A.	(21)
4.67	—	Form of Consulting Agreement, dated as of June 30, 2002, between Xybernaut Corporation and Dune Holdings Ltd.	(21)
4.68	—	Form of Warrant issued to each of Yeshuah Investments Limited, Holly Investments Limited and Eva Holdings Limited.	(21)
4.69	—	Form of Agreement for Payment of Account, dated June 4, 2002, between Carlton R. Turner and Xybernaut Corporation.	(21)
4.70	—	Form of Sponsorship Agreement, dated May 1, 2002, between Alex Job Racing, Inc. and Xybernaut Corporation.	(21)
4.71	—	Form of Agreement for Payment of Account, dated June 24, 2002, between Fathom Creative, Inc. and Xybernaut Corporation.	(21)
4.72	—	Form of Warrant issued to Rewell Holdings, Ltd.	(22)
4.73	—	Form of Warrant issued to Rewell Holdings, Ltd.	(22)
4.74	—	Form of Common Stock and Warrant Purchase Agreement, dated as of August 29, 2002, between Rewell Holdings, Ltd. and Xybernaut Corporation.	(22)
4.75	—	Form of Registration Rights Agreement, dated as of August 29, 2002, between Rewell Holdings, Ltd. and Xybernaut Corporation.	(22)
4.76	—	Form of Warrant issued to Sundale Corporation.	(22)
4.77	—	Form of Warrant issued to Sundale Corporation.	(22)
4.78	—	Form of Common Stock and Warrant Purchase Agreement, dated as of August 29, 2002, between Sundale Corporation and Xybernaut Corporation.	(22)
4.79	—	Form of Registration Rights Agreement, dated as of August 29, 2002, between Sundale Corporation and Xybernaut Corporation.	(22)
4.80	—	Form of Separation Agreement, dated as of August 1, 2002, between Xybernaut GmbH, Xybernaut Corporation and Mr. Daniel J. Butler.	(22)
4.81	—	Form of Warrant issued to Greta Holdings, Ltd.	(23)
4.82	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 6, 2002, between Greta Holdings, Ltd. and Xybernaut Corporation.	(23)
4.83	—	Form of Registration Rights Agreement, dated as of November 13, 2002, between Greta Holdings, Ltd. and Xybernaut Corporation.	(23)
4.84	—	Form of Warrant issued to Reno Holdings, Ltd.	(23)
4.85	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 6, 2002, between Reno Holdings, Ltd. and Xybernaut Corporation.	(23)
4.86	—	Form of Registration Rights Agreement, dated as of November 13, 2002, between Reno Holdings, Ltd. and Xybernaut Corporation.	(23)
4.87	—	Form of Warrant issued to State Street Corporation.	(23)
4.88	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 6, 2002, between State Street Corporation and Xybernaut Corporation.	(23)
4.89	—	Form of Registration Rights Agreement, dated as of November 13, 2002, between State Street Corporation and Xybernaut Corporation.	(23)
4.90	—	Form of Warrant issued to Company Management Ltd.	(23)
4.91	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 6, 2002, between Company Management Ltd. and Xybernaut Corporation.	(23)
4.92	—	Form of Registration Rights Agreement, dated as of November 13, 2002, between Company Management Ltd. and Xybernaut Corporation.	(23)
4.93	—	Form of Service Agreement, dated as of September 10, 2002, by and between Elite Financial Communications Group, LLC and Xybernaut Corporation.	(23)

4.94	—	Form of Letter Agreement, dated August 7, 2002, by and between James J. Ralabate and Xybernaut Corporation.	(23)
10.1	—	December 31, 1994 Acquisition Agreement between the Company and Tech Virginia.	(1)
10.2	—	Form of Indemnification Agreement to be entered into between the Company and each officer and director of the Company.	(1)
10.3	—	Form of Employment Agreement between the Company and Edward G. Newman.	(13)
10.4	—	Form of Employment Agreement between the Company and Steven A. Newman.	(13)
10.5	—	Form of Employment Agreement between the Company and Eugene Amobi.	(16)
10.6	—	November 30, 1994 Lease Agreement between Hyatt Plaza Limited Partnership and the Company.	(1)
10.7	—	October 27, 1994 Residential Deed of Lease between the Company and Frank E. and Heather H. Moxley.	(1)
10.8	—	1996 Omnibus Stock Incentive Plan.	(1)
10.9	—	1997 Omnibus Stock Incentive Plan. (2)
10.10	—	Multicosm Ltd. Software Licensing Agreement. (1)
10.11	—	Business Loan Agreement, Promissory Note and Commercial Security Agreement by and Between Fairfax Bank & Trust Company and the Company.	(1)
10.12	—	December 10, 1996 Lease Agreement between Autumnwood Apartments and the Company.	(3)
10.13	—	First Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(4)
10.14	—	December 5, 2000 Lease Agreement between the Company and American Management Systems Inc.	(16)
10.15	—	Form of Exclusive Licensing Agreement between Data DiskTechnology, Inc. and the Company.	(4)
10.16	—	Form of Exclusive Licensing Agreement between SBS Vertrieb GmbH and the Company.	(4)
10.17	—	Form of Software Distribution Agreement between Multicosm LTD and the Company.	(4)
10.18	—	First Amendment to Office Lease Agreement between Hyatt Plaza Limited Partnership and Tech International of Virginia, L.L.C.	(4)
10.19	—	Second Amendment to Storage Space Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(5)
10.20	—	Second Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(5)
10.21	—	Third Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(5)
10.22	—	Form of Registration Rights Agreement in connection with the placement of Series D Preferred Stock.	(6)
10.23	—	Form of Escrow Agreement in connection with the placement of Series D Preferred Stock.	(6)
10.24	—	Form of finder’s agreement in connection with the placement of Series D Preferred Stock.	(6)
10.25	—	Form of Registration Rights Agreement in connection with the placement of Series E Preferred Stock.	(7)
10.26	—	Form of Escrow Agreement in connection with the placement of Series E Preferred Stock.	(7)
10.27	—	Form of finder’s agreement in connection with the placement of Series E Preferred Stock.	(7)
10.28	—	Purchase Agreement dated as of November 19, 1999.	(13)
10.29	—	Registration Rights Agreement dated November 19, 1999.	(13)
10.30	—	Escrow Agreement dated as of November 19, 1999.	(13)
10.31	—	1999 Stock Incentive Plan.	(8)
10.32	—	2000 Stock Incentive Plan.	(15)
10.33	—	Form of Restated Bridge Loan Financing Agreement dated October 18, 1999.	(11)
10.34	—	Form of Employment Agreement between the Company and John F. Moynahan.	(11)

10.35	—	Form of Purchase Agreement dated as of November 19, 1999.	(11)
10.36	—	Form of Restated Bridge Financing Agreement dated as of October 18, 1999, restated as of December 30, 1999.	(11)
10.37	—	Form of Common Stock Purchase Agreement dated as of January 3, 2000.	(9)
10.38	—	Form of Registration Rights Agreement dated as of November 19, 1999.	(11)
10.39	—	Form of Escrow Agreement dated as of November 19, 1999.	(11)
10.40	—	Agreement and Plan of Merger dated as of April 7, 2000.	(10)
10.41	—	Registration Rights Agreement dated as of April 7, 2000.	(10)
10.42	—	Form of Common Stock Purchase Agreement dated as of June 23, 2000.	(14)
10.43	—	Form of Amended and Restated Agreement for Wholesale Financing (Security Agreement).	(24)
10.44	—	Form of Addendum to Agreement for Wholesale Financing Flexible Payment Plan.	(24)
10.45	—	Form of Exhibit A (“FPP Exhibit A”) to Addendum to Agreement for Wholesale Financing1— Flexible Payment Plan (“FPP Addendum”).	(24)
10.46	—	Form of Promissory Note.	(24)
10.47	—	Form of Pledge Agreement.	(24)
10.48	—	Form of Employment Agreement between the Company and Thomas D. Davis.	*
16	—	Letter on Change in Certifying Accountant.	(10)
23.1	—	Consent of Grant Thornton LLP.	*
99.1	—	Sarbanes-Oxley Act of 2002 Certifications	*

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, No. 333-4156, filed on July 15, 1996.

(2)	Incorporated by reference to the Amendment to the Company’s Registration Statement on Form SB-2, No. 333-65123, filed on October 30, 1998

(3)	Incorporated by reference to the Company’s 1996 Annual Report on Form 10-KSB, No. 0-15086, filed on March 3, 1997.

(4)	Incorporated by reference to the Company’s 1997 Annual Report on Form 10-KSB, No. 0-15086, filed on March 3, 1998.

(5)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-KSB, No. 0-15086, filed on April 15, 1999.

(6)	Incorporated by reference to the Registration Statement on Form S-3, as amended, file No. 333-77769, filed on May 4, 1999.

(7)	Incorporated by reference to the Registration Statement on Form S-3, as amended, file No. 333-80837, filed on June 16, 1999.

(8)	Incorporated by reference to the Registration Statement on Form S-8, file No. 333-94463, filed on January 12, 2000.

(9)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-33940 filed on April 4, 2000.

(10)	Incorporated by reference to the report on Form 8-K, file No. 000-21013, filed on April 18, 2000.

(11)	Incorporated by reference to the report on Form 10-KSB, No. 000-21013, filed on April 21, 2000.

(12)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-51974, filed on December 15, 2000.

(13)	Incorporated by reference to the Company’s 1999 Annual Report on Form 10KSB No. 000-21013, filed on March 17, 2000.

(14)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-40996, filed on July 7, 2000.

(15)	Incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on September 29, 2000, and annexed as Exhibit A thereto.

(16)	Incorporated by reference to the report on Form 10-K, No. 000-21013, filed on March 9, 2001.

(17)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-60556, filed on May 9, 2001.

(18)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-68832, filed on August 31, 2001.

(19)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-74182, filed on November 29, 2001.

(20)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-85188, filed on March 29, 2002

(21)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-92348, filed on July 12, 2002

(22)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-99041, filed on August 20, 2002

(23)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-101257, filed on November 15, 2002

(24)	Incorporated by reference to the report on Form 10-K, No. 000-21013, filed on March 28, 2002.

*	Filed Herewith.

  REPORTS ON FORM 8-K

      The Company has not filed any Report on Form 8-K during the last quarter of fiscal year 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYBERNAUT CORPORATION

By:	/s/ EDWARD G. NEWMAN

Edward G. Newman
President, Chief Executive Officer and
Chairman of the Board of Directors

By:	/s/ THOMAS D. DAVIS

Thomas D. Davis
Senior Vice President and
Chief Financial Officer

Date: March 27, 2003

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. NEWMAN Edward G. Newman	President, Chief Executive Officer and Chairman of the Board of Directors	March 27, 2003

/s/ STEVEN A. NEWMAN Steven A. Newman	Executive Vice President and Vice Chairman of the Board of Directors	March 27, 2003

/s/ KAZUYUKI TOYOSATO Kaz Toyosato	Executive Vice President and Director	March 27, 2003

/s/ THOMAS D. DAVIS Thomas D. Davis	Senior Vice President and Chief Financial Officer	March 27, 2003

/s/ EDWIN VOGT Edwin Vogt	Senior Vice President and Director	March 27, 2003

/s/ EUGENE J. AMOBI Eugene J. Amobi	Vice President and Director	March 27, 2003

/s/ MARTIN ERIC WEISBERG Martin Eric Weisberg	Secretary and Director	March 27, 2003

/s/ JAMES S. GILMORE III James S. Gilmore, III	Director	March 27, 2003

/s/ MARC GINSBERG Marc Ginsberg	Director	March 27, 2003

Signature	Title	Date

/s/ PHILLIP E. PEARCE Phillip E. Pearce	Director	March 27, 2003

/s/ JAMES J. RALABATE James J. Ralabate	Director	March 27, 2003

/s/ LT. GEN. HARRY E. SOYSTER Lt. Gen. Harry E. Soyster	Director	March 27, 2003

/s/ NORITSUGU YAMAOKA Noritsugu Yamaoka	Director	March 27, 2003

CERTIFICATIONS

      I, Edward G. Newman, certify that:

      1. I have reviewed this annual report on Form 10-K of Xybernaut Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

XYBERNAUT CORPORATION

By:	/s/ EDWARD G. NEWMAN

Edward G. Newman
President, Chief Executive Officer and
Chairman of the Board of Directors

     I, Thomas D. Davis, certify that:

      1. I have reviewed this annual report on Form 10-K of Xybernaut Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

XYBERNAUT CORPORATION

By:	/s/ THOMAS D. DAVIS

Thomas D. Davis
Senior Vice President and Chief Financial Officer