Form 10-K/A
period 2002-12-31
XYBERNAUT CORP
filed 2003-04-30
CIK 1013148

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                          ANNUAL REPORT ON FORM 10-K/A

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 0-21013

                              XYBERNAUT CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        54-1799851
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
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

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X      No  ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ____

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes ___ No   X

     The aggregate market value of the Common Stock of the issuer, its only class of voting stock, was $41,295,351, of which $39,307,083 was held by non-affiliates, calculated on the basis of the closing sale price of such stock on the National Association of Securities Dealers Automated Quotation System as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter. The market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses) which should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the registrant's Common Stock as of April 25, 2003 was 128,847,772.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATION FOR FILING OF ANNUAL REPORT ON FORM 10-K/A

The purpose of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 of Xybernaut Corporation, a Delaware corporation (the "Company"), is to include Part III, Items 10, 11, 12 and 13 and thereby eliminate the incorporation by reference of the Part III information to the Company's definitive proxy statement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors and executive officers are:

                                                        YEAR FIRST
                                                        ELECTED OR
NAME                                       AGE   CLASS  APPOINTED                 POSITION
------------------------------------------ ---   -----  ---------- -----------------------------------------

Marc Ginsberg                               52      I       2003    Director
Kazuyuki Toyosato                           56      I       1998    Executive Vice President and Director
Martin Eric Weisberg, Esq. (1)(2)           52      I       1997    Secretary and Director
Noritsugu Yamaoka                           61      I       2003    Director
Eugene J. Amobi                             58     II       1996    Vice President and Director
Phillip E. Pearce (2)(3)                    74     II       1995    Director
Lt. Gen. Harry E. Soyster (Ret.) (1)(2)(3)  67     II       1995    Director
Dr. Edwin Vogt                              70     II       1998    Director
James S. Gilmore III, Esq.                  53    III       2002    Director
Edward G. Newman                            59    III       1990    Chief Executive Officer and
                                                                    Chairman of the Board of Directors

Steven A. Newman, M.D. (1)(2)               57    III       1995    President, Chief Operating Officer and
                                                                    Vice Chairman of the Board of Directors
James J. Ralabate, Esq.                     75    III       1995    Director
Thomas D. Davis                             33      -          -    Senior Vice President and
                                                                    Chief Financial Officer

M. Dewayne Adams                            36      -          -    Senior Vice President and
                                                                    Chief Strategy Officer

(1) Member of the Compensation Committee.
(2) Member of the Nominating Committee.
(3) Member of the Audit Committee.

Officers are appointed by and serve at the discretion of the Board of Directors. The Company's Board of Directors is divided into three different classes. At each annual meeting of stockholders, one class of directors will be elected for a term of three years to succeed those directors in the class whose terms then expire. All directors hold office until the third annual meeting of shareholders following their election or until their successors are duly elected and qualified.

CLASS I DIRECTORS

Marc Ginsberg has been a director of the Company since March 2003. Mr. Ginsberg currently serves as CEO and Managing Director of Northstar Equity Group in Washington, D.C., a global financial advisory and capital sourcing company, and is President of Layalina Productions, an Arab language television production company. Mr. Ginsberg was the U.S. Ambassador to Morocco, served as President Clinton's Deputy Press Secretary for Foreign Affairs, was the Special Assistant to the Secretary of State for White House Relations for the Carter Administration, was Deputy Senior Advisor to the President for Middle East Policy and was a Middle East foreign policy advisor to Senator Edward Kennedy. Mr. Ginsberg has also served as Senior Partner and Chief Financial Officer at Galland, Kharasch, Morse and Garfinkle and practiced international corporate law in the U.S. and in the Middle East. Mr. Ginsberg speaks fluent French, Arabic and Hebrew and holds a Bachelor of Arts degree from the American University (cum laude), a Masters of Business Administration (candidate) degree from Georgetown University and a Juris Doctorate from Georgetown University Law Center.

Kazuyuki Toyosato has been a director since 1998 and joined the Company in October of 1996 as Executive Vice President of Asian Operations. Mr. Toyosato is responsible for overseeing a key segment of the Company's operations in Asia. Prior to joining the Company, Mr. Toyosato spent 27 years with Sony Corporation in Japan where his last position was the Vice President of Sony USA.

He previously helped manage the Sony Walkman product line and Lithium battery business, and managed Sony's 8mm video camcorder and peripherals product line.

Martin Eric Weisberg, Esq., who has been a director since 1997 and has served as Secretary of the Company since that time, is a partner of the law firm, Jenkens & Gilchrist Parker Chapin LLP, which serves as outside general counsel to the Company. Mr. Weisberg specializes in the areas of securities, mergers and acquisitions, financing and international transactions and has been in the private practice of law for 27 years. Mr. Weisberg is a summa cum laude graduate of Union College (B.A. 1972), where he was elected to Phi Beta Kappa. He received his law degree from The Northwestern University School of Law (1975), where he graduated summa cum laude, was Articles Editor of the Law Review and was elected to the Order of the Coif. Mr. Weisberg also attended The London School of Economics and Political Science. Mr. Weisberg serves as outside general counsel to a number of public and private companies.

Noritsugu Yamaoka has been a director of the Company since March 2003. Mr. Yamaoka currently serves as a senior advisor to IBM. Mr. Yamaoka worked at IBM for over three decades, including as General Manager for IBM Technology Market Development from 1994 through 2003. Mr. Yamaoka speaks fluent Japanese and English, holds a Bachelor of Science degree in Electronics Communication from Waseda University (Tokyo, Japan) and completed advanced degree coursework at Syracuse University (SIS) and the University of Michigan (Business Administration).

CLASS II DIRECTORS

Eugene J. Amobi, P.E. has been a Vice President of the Company since January 2000 and a director of the Company since January 1996. Since 1983, Mr. Amobi has been President, a director and a principal stockholder of Tech International, Inc. ("Tech International"), which provides engineering, technical support and consulting services to government and domestic and international clients. Mr. Amobi has been president and director of Tech International of Virginia Inc. ("Tech Virginia"), our wholly-owned subsidiary, since 1994. Mr. Amobi also has been president of Tech Consultants Inc. since 1988. Prior to 1983, Mr. Amobi was a Senior Engineer with E.I. DuPont de Nemours and a Managing Director of Stanley Consultants, an international engineering consulting firm. Mr. Amobi is a graduate of The Technion, Israel Institute of Technology (B.S. 1969), Princeton University (M.S. 1970) and Syracuse University (M.B.A. 1973).

Phillip E. Pearce has been a director of the Company since October 1995. Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates, Chairman and Director of Financial Express Corporation since 1990 and since 1988 has been a principal of Pearce-Henry Capital Corp. Prior to 1988, Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of RX Medical Services, Inc., an operator of medical diagnostic facilities and clinical laboratories, InfoPower International, Inc., a software development company, and New York International Commerce Group, Inc. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and attended the Wharton School of Investment Banking at the University of Pennsylvania.

Lt. Gen. Harry E. Soyster (Ret.) has been a director of the Company since January 1995. From 1991 to present he has been employed by Military Professional Resources, Incorporated currently as Director of Washington Operations and Vice President of International Operations. From 1988 until his retirement in 1991, Lieutenant General Soyster (Ret.) was the Director of the United States Defense Intelligence Agency. Prior to that time, he was Commander of the United States Army Intelligence and Security Command and a Deputy Assistant Chief of Staff for Intelligence, Department of the Army. Lieutenant General Soyster (Ret.) is a graduate of the United States Military Academy at West Point (B.S. 1957), Penn State University (M.S. 1963), the University of Southern California (M.S. 1973) and the National War College (1977).

Dr. Edwin Vogt has been a director of the Company since September 1998 and currently serves as a consultant to the Company. From December 1998 to December 2002, Dr. Vogt served as a Senior Vice President to the Company and from 1996 to 1998, he served as a consultant to the Company. In 1996, Dr. Vogt was appointed Director for the SBS association (Softwarezentrum Boblingen / Sindelfingen e.V.) and directed the growth of this center to 39 member companies with over 200 experts, predominantly working in high-growth areas such as Internet, Workflow, Process Automation and Multimedia. Dr. Vogt joined IBM in 1961 as Development Programmer and worked in the fields of hardware development, holding 28 patents, as well as software development. As manager, he was responsible for hardware projects (IBM /360, /370, 433x) as well as various software projects (voice recognition products) before being appointed Director as manager of several Hardware and Software Product Development Laboratories. As IBM Software Group Executive, Dr. Vogt held the worldwide responsibility for the development and marketing of IBM Workflow products and Reengineering tools until retiring from IBM at the end of 1995. Dr. Vogt is a graduate of the University of Stuttgart with an M.S. in Electrical Engineering and Mathematics and a Ph.D. in Theoretical Electrical Engineering.

CLASS III DIRECTORS

James S. Gilmore III, Esq. has been a director since April 2002. Mr. Gilmore currently chairs the Congressional Advisory Panel to Assess Domestic Response Capabilities for Terrorism Involving Weapons of Mass Destruction, a national panel established by Congress in 1999 to assess federal, state, and local governments' capability to respond to the consequences of a terrorist attack, and is a partner with the law firm of Kelley, Drye & Warren LLP. Mr. Gilmore served as the governor for the Commonwealth of Virginia from 1998 to 2002 and as the attorney general from 1993 to 1997. During his tenure as governor, he created the nation's first secretariat of technology, established a statewide technology commission, and signed into law the nation's first comprehensive state Internet policy. Mr. Gilmore is also a director of Barr Laboratories, Inc. and IDT Solutions, a subsidiary of IDT Corporation. Mr. Gilmore is a graduate of the University of Virginia (B.A. 1971) and the University of Virginia Law School (J.D. 1977).

Edward G. Newman has been the Company's Chief Executive Officer and Chairman of the Board of Directors since December 1994 and a director since 1990. Mr. Newman served as our President from March 1993 to December 2002 and Treasurer from 1993 to 1994. From 1984 to 1992, Mr. Newman was President of ElectroTech International Corporation, a software consulting firm. From 1973 to 1981, Mr. Newman was employed by Xerox Corporation in several management positions in office systems strategy, legal systems and international financial systems. Mr. Newman served with the Central Intelligence Agency from 1966 to 1972. Mr. Newman also has been an Executive Vice President of Tech International since 1990 and a director and Chief Executive Officer of Tech Virginia since 1994. Mr. Newman is a graduate of the University of Maryland (B.A. 1971) and the University of New Haven (M.B.A. 1984). Mr. Newman is the brother of Steven A. Newman, M.D., the President, Chief Operating Officer and Vice Chairman of the Board of Directors of the Company.

Steven A. Newman, M.D. has been the Company's President and Chief Operating Officer since January 2003, the Vice Chairman of the Board of Directors since August 1997 and a director since January 1995. Dr. Newman was an Executive Vice President of the Company from January 2000 to December 2003, an Executive Vice President and Secretary from December 1994 to October 1995 and a consultant of the Company between January 1996 and December 1999. Dr. Newman was President and Chief Executive Officer of Fed American, Inc., a mortgage banking firm, from 1988 to 1991. Dr. Newman has been a director of Tech Virginia since 1994. Dr. Newman is a graduate of Brooklyn College (B.A. 1967) and the University of Rochester (M.D. 1972). Dr. Newman is the brother of Edward G. Newman, the Chief Executive Officer and Chairman of the Board of Directors of the Company.

James J. Ralabate, Esq. has been a director of the Company since January 1995. Mr. Ralabate has been in the private practice of patent law since 1982. Prior to that time, Mr. Ralabate was General Patent Counsel for Xerox Corporation, responsible for worldwide patent licensing and litigation, and an Examiner in the United States Patent Office. Mr. Ralabate is our intellectual property counsel and is a graduate of Canisius College (B.S. 1950) and The American University (J.D. 1959).

COMPENSATION OF DIRECTORS

The Company currently does not pay or accrue salaries or consulting fees to outside directors for each board or committee meeting attended. It is the Company's intention to establish such payments eventually but does not do so currently. Any payments when implemented will be comparable to those made by companies of similar size and stage. Directors receive a grant of options for 50,000 shares of Common Stock upon election and reelection to the Board of Directors and are entitled for each full year of service (other than the year of election or reelection), commencing with those directors who were elected at the 1997 Annual Meeting, to receive a grant of options to purchase 10,000 shares of Common Stock which vests at the end of such year of service. Members of the Audit, Compensation and Nominating Committees are entitled to receive $1,000 for each Audit or Compensation Committee meeting attended by such member. The Company also has adopted various stock incentive plans, in which the directors are eligible to participate. See "Executive Compensation - Compensation Plans."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company's review of the copies of such reports by it, the Company believes that during fiscal 2002 all such filings were made except that Phillip Pearce, Steven
A. Newman, James J. Ralabate, M. Dewayne Adams, Eugene Amobi, Martin Eric Weisberg, Edward G. Newman, Edwin Vogt, Harry E. Soyster and Kazuyuki Toyosato failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 and James S. Gilmore, III failed to timely file an Initial Statement of Beneficial Ownership on Form 3. These Section 16(a) filing requirements have been made by each of the aforementioned individuals.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2002, 2001 and 2000 paid to the Company's Chief Executive Officer ("CEO") and the registrant's other three executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year.

                                                            SUMMARY COMPENSATION TABLE

                                                                                                      Long Term
                                                                                                    Compensation
                                                                                                    ------------
                                                                                                       Awards
                                                                                                    ------------
                                                               Annual Compensation                  Common Stock
                                                 ------------------------------------------------    Underlying
Name and Principal Position                        Year           Salary                Bonus          Options         All Other
---------------------------------------------    --------     -----------------      ------------   ------------    ----------------

Edward G. Newman                                   2002          $ 254,917 (1)       $       0           35,000     $   68,246 (3)
     Chief Executive Officer and                   2001          $ 275,440 (1)       $       0          240,384     $   89,825 (3)
     Chairman of the Board of Directors            2000          $ 263,476 (1)       $  50,000 (2)       50,000     $   76,211 (3)

Dr. Steven A. Newman                               2002          $ 229,425 (4)       $       0           35,000     $   75,651 (3)
     President, Chief Operating Officer and        2001          $ 248,907 (4)       $       0          540,384     $   82,064 (3)
     Vice Chairman of the Board of Directors       2000          $ 240,351           $ 150,000 (5)       50,000     $   22,122 (3)

Thomas D. Davis                                    2002          $ 115,500 (6)       $   6,666 (7)      180,000     $        0
     Senior Vice President and                     2001          $  98,400           $       0                0     $        0
     Chief Financial Officer                       2000          $ 100,030           $       0                0     $        0

M. Dewayne Adams                                   2002          $ 160,417 (8)       $       0           55,406     $    4,207 (3)
     Senior Vice President and                     2001          $ 169,792           $       0                0     $    4,207 (3)
     Chief Strategy Officer                        2000          $  47,822 (9)       $       0           50,000     $        0

(1) Includes $10,107 and $13,476 paid by Tech Virginia in 2001 and 2000, respectively. Compensation does not include (i) $76,650, $84,886 and $74,110 paid to Frances C. Newman, the wife of the executive, in 2002, 2001 and 2000, respectively, prior to her resignation from the Company in October 2002, (ii) $13,864 in salary earned by the executive in 2002 that was deferred and paid in 2003 or (iii) $11,084 in salary earned by the executive but not paid in 2002 that may be paid in 2003.

(2) Represents payment of a signing bonus as an incentive for the executive to enter into his employment agreement.

(3) Includes payment of (i) non-accountable expense and transportation allowances, (ii) unused vacation payouts and/or (iii) other miscellaneous compensation.

(4) Includes $10,107 and $13,476 paid by Tech Virginia in 2001 and 2000, respectively. Does not include (i) $12,478 in salary earned in 2002 that was deferred and paid in 2003 or (ii) $9,975 in salary earned but not paid in 2002 that may be paid in 2003.

(5) Represents payment of a $50,000 signing bonus as an incentive for the executive to enter into his employment agreement and a $100,000 annual bonus for services performed during 2000.

(6) Does not include $5,000 in salary earned but not paid in 2002 that may be paid in 2003.

(7) Represents partial payment of a signing bonus as an incentive for the executive to enter into his employment agreement. The remaining signing bonus balance of $3,334 is expected to be paid in 2003.

(8) Does not include $16,406 in salary earned but not paid in 2002 that may be paid in 2003. As consideration for nonpayment of this salary, the Company granted the executive 16,406 options to purchase Common Stock and is obligated to grant to the executive 44,341 shares of Common Stock in August 2003.

(9) The executive joined the Company in July 2000.


OPTION GRANTS TABLE. The following table sets forth information on grants of stock options during fiscal 2002 to executive officers and directors of the Company. All such options are exercisable to purchase shares of Common Stock. No stock appreciation rights ("SARs") were granted during such period to such persons.

                                 Options    Percent of Total                                         Potential
                                 Granted   Options Granted to  Exercise or Base                      Realizable
                                 (Shares)   Employees in Year   Price ($/Share)  Expiration Date     Value (1)
                                 --------  ------------------  ----------------  ---------------     ----------

M. Dewayne Adams                  24,000         1.4300%             $0.83       June 25, 2012        $ 19,271
                                  16,406         0.9775%             $0.37       August 16, 2012      $  5,873
                                  15,000         0.8938%             $0.24       October 25, 2012     $  3,483
Eugene J. Amobi                   10,000         0.5958%             $2.21       January 16, 2012     $ 21,380
                                  15,000         0.8938%             $0.24       October 25, 2012     $  3,483
                                  50,000         2.9792%             $0.61       December 17, 2012    $ 29,507
Thomas D. Davis                   15,000         0.8938%             $2.07       January 31, 2012     $ 30,039
                                  15,000         0.8938%             $0.24       October 25, 2012     $  3,483
                                 150,000         8.9376%             $0.31       November 1, 2012     $ 44,986
James S. Gilmore III, Esq.        50,000         2.9792%             $1.43       April 10, 2012       $ 69,172
                                  10,000         0.5958%             $0.61       December 17, 2012    $  5,901
Marc Ginsberg                          0              -                  -               -                   -
Edward G. Newman                  10,000         0.5958%             $2.21       January 16, 2012     $ 21,380
                                  15,000         0.8938%             $0.24       October 25, 2012     $  3,483
                                  10,000         0.5958%             $0.61       December 17, 2012    $  5,901
Steven A. Newman, M.D.            10,000         0.5958%             $2.21       January 16, 2012     $ 21,380
                                  15,000         0.8938%             $0.24       October 25, 2012     $  3,483
                                  10,000         0.5958%             $0.61       December 17, 2012    $  5,901
Phillip E. Pearce                 10,000         0.5958%             $2.21       January 16, 2012     $ 21,380
                                  50,000         2.9792%             $0.61       December 17, 2012    $ 29,507
James J. Ralabate, Esq.           10,000         0.5958%             $2.21       January 16, 2012     $ 21,380
                                  10,000         0.5958%             $0.61       December 17, 2012    $  5,901
Lt. Gen Harry E. Soyster (Ret.)   10,000         0.5958%             $2.21       January 16, 2012     $ 21,380
                                  50,000         2.9792%             $0.61       December 17, 2012    $ 29,507
Kazuyuki Toyosato                 50,000         2.9792%             $2.21       January 16, 2012     $106,902
                                  15,000         0.8938%             $0.24       October 25, 2012     $  3,483
                                  10,000         0.5958%             $0.61       December 17, 2012    $  5,901
Dr. Edwin Vogt                    10,000         0.5958%             $2.21       January 16, 2012     $ 21,380
                                  15,000         0.8938%             $0.24       October 25, 2012     $  3,483
                                  50,000         2.9792%             $0.61       December 17, 2012    $ 29,507
Martin Eric Weisberg, Esq.        50,000         2.9792%             $2.21       January 16, 2012     $106,902
                                  10,000         0.5958%             $0.61       December 17, 2012    $  5,901
Noritsugu Yamaoka                      0              -                  -               -                   -

(1) The potential realizable value was calculated using the Black-Sholes option-pricing model. The variables used in the model were as follows: i) the risk free rate was 3.03%, which was the yield of 5-year Treasury Notes issued November 15, 2002, and ii) the standard deviation of stock return was 131.25%, which was the volatility of the Company's stock calculated using the end of the month stock price for the period from January 1, 2000 through December 31, 2002.

FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                         Number of Securities Underlying           Value of Unexercised In-The-Money
                                          Unexercised Options at Fiscal                 Options at Fiscal Year-End ($)
                                                    Year End
                                        Exercisable        Unexercisable          Exercisable        Unexercisable
                                     --------------------------------------      ---------------------------------------

M. Dewayne Adams                         61,406                  44,000          $ 3,647                $ 2,700
Eugene J. Amobi                         355,000                 110,000          $ 1,350                $ 2,700
Thomas D. Davis                          89,709                 143,000          $11,350                $22,700
James S. Gilmore III, Esq.                    0                  60,000          $     0                $     0
Marc Ginsberg                                 0                       0          $     0                $     0
Edward G. Newman (1)                          0                       0          $     0                $     0
Steven A. Newman, M.D.                1,107,134                  30,000          $ 1,350                $ 2,700
Phillip E. Pearce                       115,000                  60,000          $     0                $     0
James J. Ralabate, Esq.                 172,500                  32,500          $     0                $     0
Lt. Gen Harry E. Soyster (Ret.)         140,000                  60,000          $     0                $     0
Kazuyuki Toyosato                       145,000                 110,000          $ 1,350                $ 2,700
Dr. Edwin Vogt                          160,000                 110,000          $ 1,350                $ 2,700
Martin Eric Weisberg, Esq.              117,500                  72,500          $     0                $     0
Noritsugu Yamaoka                             0                       0          $     0                $     0

(1) On December 17, 2002, all of the officer's 742,049 options were canceled as partial repayment of a promissory note owed by the officer to the Company (see "Certain Relationships and Related Transactions - Other Related Transactions."

The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

EMPLOYMENT AGREEMENTS

Mr. Edward G. Newman entered into a two-year employment agreement effective as of January 1, 2003, and expiring on December 31, 2004, as the Company's Chairman and Chief Executive Officer. The position of President of the Company, which was previously held by Mr. Newman, is being assumed by Dr. Steven A. Newman. The employment agreement provides for a salary of $300,000. Under the agreement, the Company will provide for a $2 million life insurance policy on Mr. Newman's life payable to his designated beneficiaries and he will receive a car allowance in the amount of $1,200 per month. The agreement provides the executive with the same general benefits as the Company provides to its other senior executive officers as a group, including health care insurance, participation in benefit plans, and six weeks vacation. Based solely upon the Company's financial performance during the employment term, Mr. Newman may receive, as a performance bonus, an annual grant of stock options (or, at Mr. Newman's request, shares of common stock) in an amount equal to the greater of: (i) 2% of the excess over the Company's revenue goal for each fiscal year, if the revenue goal is attained, and (ii) 5% of the excess over the Company's net profit goal for each fiscal year, if the net profit goal is attained ((i) and (ii) together, the "Performance Options"), with a limit on such grant of 4% of the Company's then outstanding shares of common stock in any given fiscal year during the term of the agreement. The Performance Options are exercisable at a price equal to the average of the closing price of the Common Stock for 30 days prior to the end of the applicable fiscal year. As an incentive to enter into this agreement, Mr. Newman received a grant of 300,000 options vesting in equal installments on each of December 31, 2003 and December 31, 2004.

Dr. Steven A. Newman entered into a two-year employment agreement effective as of January 1, 2003, and expiring on December 31, 2004, assuming the position of President and Chief Operating Officer of the Company. Mr. Newman previously held the position of Executive Vice President and remains the Vice Chairman of the Company's Board of Directors. The employment agreement provides for a salary of $300,000. The agreement provides the executive with the same general benefits as the Company provides to its other senior executive officers as a group, including health care insurance, participation in benefit plans, and six weeks vacation, and a car allowance in the amount of $1,000 per month. Based solely upon the Company's financial performance during the employment term, Mr. Newman may receive Performance Options on the same basis as are applicable to Mr. Edward G. Newman as described above, with a limit on such grant of 4% of the Company's then outstanding shares of common stock in any given fiscal year during the term of the agreement. The Performance Options are exercisable at a price equal to the average of the closing price of the Common Stock for 30 days prior to the end of the applicable fiscal year. As an incentive to enter into this agreement, Mr. Newman received a grant of 250,000 options vesting in equal installments on each of December 31, 2003 and December 31, 2004.

Thomas D. Davis is employed pursuant to a 26-month employment agreement expiring on December 31, 2004. This agreement calls for an initial salary of $150,000 with annual increases at the CPI percentage plus three percent; bonuses, payable at the sole discretion of the Board of Directors in cash, shares of Common Stock, options to purchase shares of Common Stock, or any combination thereof, in an amount to be determined by the Board of Directors; a $500,000 life insurance policy payable to his designated beneficiaries; and benefits which the Company may provide to its executive officers, including health care insurance and vacation. Mr. Davis is eligible to participate in bonus or other programs that were established subsequent to the date he entered into his employment agreement. As an incentive to enter into this agreement, Mr. Davis received a signing bonus of $10,000, of which amount $6,666 was paid during 2002 and the remaining $3,334 is expected to be paid during 2003, and a grant of 150,000 options, which vests in three equal installments on November 1, 2002, 2003 and 2004.

Kazuyuki Toyosato is employed pursuant to a two-year employment agreement expiring on September 21, 2003. Pursuant to this employment agreement, Mr. Toyosato receives an annual base salary of $190,000 and is eligible to receive bonuses of $40,000 to $60,000 annually, contingent upon completion of performance objectives.

Dr. Edwin Vogt was employed with the Company pursuant to a five-year employment agreement expiring on December 31, 2004, pursuant to which Dr. Vogt received an annual base salary of $150,000. Effective January 1, 2003, Dr. Vogt entered into a consulting agreement with the Company through which he resigned his position as an employee of the Company. Pursuant to the terms of the consulting agreement, Dr. Vogt will receive consulting fees totaling Euro 20,000 for the quarter ended March 31, 2003 and Euro 10,000 for each subsequent calendar quarter. Dr. Vogt is also eligible to receive commissions in a manner and amount to be determined in the future. Either the Company or Dr. Vogt can terminate the consulting agreement within 30 days of the end of each calendar quarter.

Eugene J. Amobi is employed pursuant to a three-year employment agreement expiring on December 31, 2002. This agreement provides for an annual base salary of $140,000 and an annual discretionary bonus to be determined by the Company for each full year of employment with the Company based upon the performance of Mr. Amobi during such year as well as the Company's overall performance during such year. As an incentive to enter into this agreement, Mr. Amobi was granted the right to purchase 150,000 shares of Common Stock, which right will vest over a period of three years in increments of 50,000 shares per year on December 31 of each year beginning December 31, 2000 through December 31, 2002. This agreement provides Mr. Amobi with benefits which the Company may provide to its executive officers, including health care insurance, automobile allowance and vacation.

COMPENSATION PLANS

The Company has currently in effect the following compensation plans: the 1996 Omnibus Stock Incentive Plan, the 1997 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2002 Stock Incentive Plan (collectively, the "Incentive Plans"). The Incentive Plans provide for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options, stock appreciation rights ("SARs") and grants of shares of Common Stock subject to certain restrictions ("Restricted Stock") to officers, directors, employees and others. The Incentive Stock Options, nonqualified stock options, SARs and Restricted Stock shall be collectively referred to herein as the "Awards." Incentive Stock Options can be awarded only to employees of the Company at the time of the grant.

The Incentive Plans are administered by the Compensation Committee of the Board of Directors (subject to the authority of the full Board of Directors), which determines the terms and conditions of the Awards granted under the Incentive Plans, including the exercise price, number of shares subject to the option and the exercisability thereof. Dr. Steven A. Newman, Lt. Gen. Harry E. Soyster (Ret.) and Martin Eric Weisberg, Esq. currently are the members of the Compensation Committee.

The exercise price of all Incentive Stock Options granted under the Incentive Plans must equal at least the fair market value of the Common Stock on the date of grant. In the case of an optionee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company ("Substantial Stockholders"), the exercise price of Incentive Stock Options must be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the Incentive Plans shall be determined by the Compensation Committee. The term of any Incentive Stock Option granted under the Incentive Plans may not exceed ten years, or, for Incentive Stock Options granted to Substantial Stockholders, five years. The Incentive Plans may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

The Incentive Plans provide the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or relationship with the Company, options may be exercised only to the extent exercisable on the date of such termination (within three months), but not thereafter, unless termination is due to death or disability, in which case the options are exercisable within one year of termination.

The Incentive Plans provide the Compensation Committee discretion to grant SARs to key employees, consultants and directors. Promptly after the exercise of an SAR, the holder shall be entitled to receive in cash, by check or in shares of Common Stock, an amount equal to the excess of the fair market value on the exercise date of the shares of Common Stock as to which the SAR is exercised over the base price of such shares, which shall be determined by the Compensation Committee.

The Incentive Plans also provide the Compensation Committee discretion to grant to key persons shares of Restricted Stock subject to certain contingencies and restrictions as the Compensation Committee may determine.

Furthermore, the 1996 Omnibus Stock Incentive Plan provides that upon a change in control of the Company, all previously granted options and SARs immediately shall become exercisable in full and all Restricted Stock immediately shall vest and any applicable restrictions shall lapse. The 1996 Omnibus Stock Incentive Plan defines a change of control as the consummation of a tender offer for 25% or more of the outstanding voting securities of the Company, a merger or consolidation of the Company into another corporation less than 75% of the outstanding voting securities of which are owned in aggregate by the stockholders of the Company immediately prior to the merger or consolidation, the sale of substantially all of the Company's assets other than to a wholly-owned subsidiary, or the acquisition by any person, business or entity other than by reason of inheritance of over 25% of the Company's outstanding voting securities. The change of control provisions of the 1996 Omnibus Stock Incentive Plan may operate as a material disincentive or impediment to the consummation of any transaction which could result in a change of control.

As of December 31, 2002, a total of 7,156,367 options had been issued and were outstanding pursuant to the Incentive Plans. Each of the outstanding options has an exercise price at least equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2002, there were no SARs outstanding and there have been grants of Restricted Stock totaling 485,298 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

           The table below sets forth certain information as of the Company's fiscal year ended December 31, 2002 regarding the shares of the Company's common stock available for grant or granted under stock option plans that were adopted by the Company's stockholders. The Company has no stock option plan that was not adopted by the Company's stockholders.

                                                                                                     Number of securities remaining
                                                                                                     available for future issuance
                                                 Number of securities         Weighted-average       under equity compensation
                                              to be issued upon exercise     exercise price of      plans (excluding securities in
                                                of outstanding options      outstanding options      the first column of this table)
                                                ----------------------      -------------------      -------------------------------

Equity Compensation plans approved
by  security holders                                         7,156,367                    $3.13                      2,900,880

Equity Compensation plans not approved by                          n/a                      n/a                            n/a
security holders

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee participate in all deliberations concerning executive compensation. The Compensation Committee consists of Lt. Gen. Harry E. Soyster (Ret.), Dr. Steven A. Newman and Martin Eric Weisberg, Esq. No executive officer of the Company serves as a member of the board of directors or compensation committee of another entity, which has one or more executive officers who serve as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of April 24, 2003, certain information regarding the ownership of voting securities of the Company by each stockholder known to the management of the Company to be (i) the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the directors during the last fiscal year and nominees for director of the Company, (iii) the executive officers named in the Summary Compensation Table herein under "Executive Compensation" and (iv) all executive officers and directors as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                       Amount of Shares             Percentage
Name                                  Beneficially Owned               Owned
----                                  ------------------               -----

M. Dewayne Adams                             66,406          (1)         *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

Eugene J. Amobi                             660,000          (2)         *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

Thomas D. Davis                             100,609          (3)         *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

James S. Gilmore III, Esq.                   50,000          (4)         *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

Marc Ginsberg                                     0                      *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

Edward G. Newman                          1,931,995          (5)        1.5%
12701 Fair Lakes Circle
Fairfax, Virginia 22033

Steven A. Newman, M.D.                    1,581,115          (6)        1.2%
12701 Fair Lakes Circle
Fairfax, Virginia 22033

Phillip E. Pearce                           125,000          (7)         *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

James J. Ralabate, Esq                      363,726          (8)         *
5792 Main Street
Williamsville, New York 14221

Lt. Gen. Harry E. Soyster (Ret.)            169,364          (9)         *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

Kazuyuki Toyosato                           200,000          (10)        *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

Dr. Edwin Vogt                              182,500          (11)        *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

Martin Eric Weisberg, Esq.                  207,000          (12)        *
405 Lexington Avenue
New York, New York 10174

Noritsugu Yamaoka                                 0                      *
12701 Fair Lakes Circle
Fairfax, Virginia 22033

All officers and directors as a group
(14 persons)                              5,637,715          (13)       4.3%
----------


* Less than 1%

(1) Includes 66,406 shares of Common Stock issuable upon exercise of currently exercisable options.

(2) Includes 370,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(3) Includes 99,709 shares of Common Stock issuable upon exercise of currently exercisable options.

(4) Includes 50,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(5) Includes (a) 761,950 shares of Common Stock beneficially owned by Mr. Newman's wife, Frances C. Newman, (b) 200,000 shares beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his children, (c) 28,900 shares beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his sister, (d) 28,900 shares beneficially owned by an irrevocable trust established by Mr. Newman for the benefit of his mother, (e) 9,000 shares owned by an irrevocable trust established by Dr. Steven A. Newman for which Mr. Newman is trustee and (f) 1,765 shares beneficially owned by Mr. Newman and Frances C. Newman as joint tenants. Mr. Newman disclaims beneficial ownership of all securities included in (a), (b), (c) and (d) above and this disclosure shall not be deemed an admission that Mr. Newman is the beneficial owner of these securities for purposes of Section 16 or for any other purpose.

(6) Includes (a) 1,122,134 shares of Common Stock issuable upon exercise of currently exercisable options and (b) 100,000 shares beneficially owned by an irrevocable trust established by Dr. Newman for the benefit of his children, for which shares Dr. Newman disclaims beneficial ownership.

(7) Includes 125,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(8) Includes 195,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(9) Includes 150,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(10) Includes 200,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(11) Includes 182,500 shares of Common Stock issuable upon exercise of currently exercisable options.

(12) Includes (a) 180,000 shares of Common Stock issuable upon exercise of currently exercisable options, (b) 18,000 shares beneficially owned by Mr. Weisberg's children and (c) 9,000 shares beneficially owned by Mr. Weisberg's wife. Mr. Weisberg disclaims beneficial ownership of all shares owned by his wife and children.

(13) Includes 2,740,749 shares of Common Stock issuable to the group upon exercise of currently exercisable options.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the transactions described below, the Company did not secure an independent determination of the fairness and reasonableness of such transactions and arrangements with affiliates of the Company. In each instance described below, the disinterested directors (either at or following the time of the transaction) reviewed and approved the fairness and reasonableness of the terms of the transaction. The Company believes that each transaction was fair and reasonable to the Company and on terms at least as favorable as could have been obtained from non-affiliates. Transactions between any corporation and its officers and directors are subject to inherent conflicts of interest.

LEGAL SERVICES

The Company uses James J. Ralabate, Esq., a member of its Board of Directors, as its patent counsel. The Company had expenditures of $331,112, $421,333 and $174,468 during 2002, 2001 and 2000, respectively, in legal services payable to this director. These amounts represent gross payments made by the Company and the counsel is responsible for all overhead, professional, administrative and other expenditures incurred by his law firm. The law firm bills the Company in accordance with its established standard billing rates used in the past with its other clients. During 2002 and 2001, the Company represented the law firm's only significant client. During approximately half of 2002 and all of 2001 and 2000, the director also serves as the Company's processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The director is paid only the amount that is passed through to these other law firms and agencies and pays administrative services related to these services. The Company made additional payments of $274,040, $485,827 and $266,026 during 2002, 2001 and 2000, respectively, to this director's law firm related to services rendered by the director's law firm as the Company's processing agent for all foreign patent and trademark filing and prosecution expenses. The Company's management believes that the relationship with this law firm is based on arms-length terms and conditions.

The Company uses a law firm, in which Martin Eric Weisberg, Esq., its Secretary and member of its Board of Directors is a partner, for services related to financings, litigation, SEC filings and other general legal matters. The Company had expenditures of $464,067, $392,524 and $446,320 during 2002, 2001 and 2000, respectively, in legal services payable to this law firm. The law firm bills the Company in accordance with the established billing rates used with its other clients. As a result, the Company's management believes that the relationship with this law firm is based on arms-length terms and conditions.

OTHER RELATED TRANSACTIONS

During 2000, Xybernaut GmbH used a company to provide configuration and technical support services and a separate company to act as a distributor of the Company's hardware products. The executive officers of these two companies are the son and daughter-in-law of Edwin Vogt, a current consultant and member of the Board of Directors of the Company and a former Senior Vice President. During 2000, the Company incurred expenses related to the technical support services totaling $180,456 and recognized revenue related to distribution sales of its hardware products totaling $313,843. During 2000, the Company terminated its relationship with these two companies and established a reserve of $108,856 against the accounts receivable balance owed by one of the companies. This balance was written off in 2001. The company providing configuration and technical support services billed the Company using the established billing rates used with its other clients. Additionally, management periodically compared these billings against charges it would incur if these services were provided by a different provider. The agreement with the distributor was reached with similar terms and conditions provided to other resellers of the Company's products. As a result, the Company's management believes that the relationship with these companies was based on arms-length terms and conditions.

Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to Edward G. Newman, the Company's former President and current Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer's personal common stock holdings of the Company that secured a personal margin loan from an investment bank. The loan was made pursuant to a promissory note that was secured by shares of the officer's personal common stock holdings of the Company and accrued interest at 8% per year. On December 31, 2001, the Company's Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate to 6%, reflective of a general decline in interest rates over this period. On December 17, 2002, the $1,086,891 in outstanding principal and interest was repaid in full through the i) transfer by the officer to the Company of 1,108,343 shares of the Company's common stock personally held by the officer, which amount includes the shares that were pledged as collateral, which were valued at $681,631,and ii) cancellation of all of the officer's 742,049 options to purchase shares of the Company's common stock that had been granted prior to the date of repayment, which were valued at $405,260. Effective December 31, 2002, the Company cancelled the 1,108,343 shares of common stock transferred through this repayment. To determine the fair market value of the transfer of shares of stock and the cancellation of stock options, the Company used the market price of the Company's common stock on the date of repayment and the Black-Scholes option-pricing model, respectively. The outstanding principal and interest owed by the officer to the Company under this promissory note totaled $0 and $1,026,708 at December 31, 2002 and 2001, respectively.

                                    PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit   Description
-------   --------------

10.49     Form of Employment Agreement between the Company and Edward G. Newman
10.50     Form of Employment Agreement between the Company and Steven A. Newman
23.1      Consent of Grant Thornton LLP
99.1      Sarbanes-Oxley Act of 2002 Certifications

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYBERNAUT CORPORATION



By: /s/ EDWARD G. NEWMAN
    ----------------------------
    Edward G. Newman
    Chief Executive Officer and
    Chairman of the Board of Directors

By: /s/ THOMAS D. DAVIS
    ----------------------------
    Thomas D. Davis
    Senior Vice President and
    Chief Financial Officer

By: /s/ STEVEN A. NEWMAN
    ----------------------------
    Steven A. Newman
    President, Chief Operating Officer and
    Vice Chairman of the Board of Directors


Date: April 30, 2003

                                 CERTIFICATIONS

     I, Edward G. Newman, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Xybernaut Corporation;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003


XYBERNAUT CORPORATION


By: /s/ EDWARD G. NEWMAN
    ----------------------------
    Edward G. Newman
    Chief Executive Officer and
    Chairman of the Board of Directors

     I, Thomas D. Davis, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Xybernaut Corporation;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003


 XYBERNAUT CORPORATION


By:  /s/ THOMAS D. DAVIS
    ----------------------------
    Thomas D. Davis
    Senior Vice President and
    Chief Financial Officer

     I, Steven A. Newman, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Xybernaut Corporation;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003


XYBERNAUT CORPORATION


By:  /s/ STEVEN A. NEWMAN
    ---------------------------------------
    Steven A. Newman
    President, Chief Operating Officer and
    Vice Chairman of the Board of Directors