Form 10-Q
period 2003-03-31
XYBERNAUT CORP
filed 2003-05-15
CIK 1013148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT ON FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

COMMISSION FILE NUMBER 0-21013

XYBERNAUT CORPORATION
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION)	54-1799851 (I.R.S. EMPLOYER IDENTIFICATION NO.)

12701 FAIR LAKES CIRCLE, FAIRFAX, VA 22033
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)

(703) 631-6925
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑                      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).        Yes ☐              No ☑

     The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of May 9, 2003 was 128,968,535.

XYBERNAUT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,998,342	$1,967,710
Restricted cash	875,092	500,000
Accounts receivable, net of allowances of $203,674 and $202,911	2,311,370	3,410,871
Inventory, net of reserves of $233,178 and $0	2,453,934	2,393,465
Prepaid and other current assets	774,137	804,102

Total current assets	10,412,875	9,076,148

Property, equipment and demonstration units, net	452,510	590,387

Other assets:
Patent costs, net of accumulated amortization of $1,627,620 and $1,516,758	1,000,607	1,052,518
Tooling costs, net of accumulated amortization of $200,667 and $141,122, and reserves of $250,000 and $250,000	738,418	776,699
Other	592,808	639,619

Total other assets	2,331,833	2,468,836

Total assets	$13,197,218	$12,135,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,949,786	$3,007,647
Accrued expenses and other	2,711,679	1,473,506
Deferred revenue	95,559	88,460
Notes and loans payable, net of discount of $387,124 and $0	1,368,656	8,376

Total current liabilities	6,125,680	4,577,989
Long-term restructuring liability	103,008	119,295

Total liabilities	$6,228,688	$4,697,284

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 128,842,772 and 113,615,722 shares issued and outstanding	$1,288,428	$1,136,157
Additional paid-in capital	141,839,389	137,181,587
Foreign currency translation	242,350	143,502
Accumulated deficit	(136,401,637)	(131,023,159)

Total stockholders’ equity	$6,968,530	$7,438,087

Total liabilities and stockholders’ equity	$13,197,218	$12,135,371

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Revenue:
Hardware	$824,712	$1,760,192
Consulting, licensing and other	962,265	1,049,729

Total revenue	1,786,977	2,809,921
Cost of Sales:
Hardware	627,394	1,457,512
Consulting, licensing and other	606,612	665,465
Provision for inventory	1,749,354	—

Gross (loss)/income	(1,196,383)	686,944
Operating expenses:
Sales and marketing	2,037,506	5,187,425
General and administrative	1,004,538	1,653,362
Research and development	1,142,135	1,904,766

Total operating expenses	4,184,179	8,745,553

Operating loss	(5,380,562)	(8,058,609)
Interest and other income, net	2,196	45,003

Loss before provision for income taxes	(5,378,366)	(8,013,606)
Provision for income taxes	112	2,034

Net loss	$(5,378,478)	$(8,015,640)

Net loss per share (basic and diluted)	$(0.04)	$(0.13)

Weighted average number of shares outstanding (basic and diluted)	119,815,144	60,773,611

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,378,478)	$(8,015,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399,112	465,779
Provision for inventory	1,749,354	—
Provision for bad debts	—	50,000
Loss on disposal of assets	38,290	—
Non-cash charges for equity securities issued for services	118,413	215,517
Amortization of note discount	6,470	—
Changes in assets and liabilities:
Inventory	(247,344)	(326,398)
Accounts receivable	1,103,764	(243,996)
Prepaid and other current assets	33,117	(228,969)
Other assets	(10,355)	(3,329)
Accounts payable	(1,083,907)	599,384
Accrued expenses and other	(329,991)	(5,411)
Restructuring liability	(22,190)	—
Deferred revenue	7,099	3,417

Net cash used in operating activities	$(3,616,646)	$(7,489,646)

Cash flows from investing activities:
Note receivable from officers, net	—	(23,407)
Acquisition of property, equipment and demonstration units	(58,956)	(345,169)
Acquisition of patents and trademarks	(59,682)	(235,214)
Restricted cash	(375,092)	(151,053)
Capitalization of tooling costs	(20,000)	(25,617)

Net cash used in investing activities	$(513,730)	$(780,460)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	2,000,000	8,730,000
Exercise of warrants	2,354,167	—
Exercise of stock options	399	3,047
Notes and loans	1,750,000	—
Payments for:
Capitalization of loan costs	(12,596)	(20,000)

Net cash provided by financing activities	$6,091,970	$8,713,047

Effect of exchange rate changes on cash and cash equivalents	69,038	(134,119)
Net increase in cash and cash equivalents	2,030,632	308,822
Cash and cash equivalents, beginning of period	1,967,710	3,172,609

Cash and cash equivalents, end of period	$3,998,342	$3,481,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$372	$727

Cash paid for taxes	$590	$39,789

Supplemental disclosure of non-cash financing activities:
Equity securities issued for future services, recorded as prepaid expenses when issued	$—	$1,631,787

Equity securities issued for services rendered, expensed in periods issued	$106,913	$—

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation, a Delaware Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of Company management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2003 and December 31, 2002, and the results of their operations and cash flows for the three months ended March 31, 2003 and 2002. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2003. Please refer to the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the complete financial statements.

2. THE COMPANY AND FINANCING REQUIREMENTS

     The Company is engaged in the research, development, manufacture, marketing and sales of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). The Mobile Assistant® (“MA®”) series is the Company’s primary line of hardware products. Introduced in 1995, the current versions are the Mobile Assistant V (“MA V”) and MA TC. During 2002, the Company introduced the Atigo™ product line, a family of wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $22,000,000 on sales of approximately 5,000 units of the MA and Atigo series.

     The Company was originally incorporated in 1990 and completed its initial public offering on July 18, 1996. On April 7, 2000, Xybernaut acquired Selfware, Inc, which subsequently changed its name to Xybernaut Solutions, Inc. (“XSI”). The merger was accounted for as a pooling of interests.

     The Company has recorded significant net losses since its inception and will require additional capital to fund its business plan and meet its ongoing obligations for 2003 and potentially beyond. Management believes the Company will be successful in its efforts to obtain such capital, having raised approximately $6,100,000 in early 2003, and based on debt and equity financings currently available to the Company. However, there can be no assurance that the Company will not incur additional losses or will not require significant amounts of additional capital. In addition, the Company has reduced its operating expenses by significant amounts through an ongoing restructuring program. If the Company is unable to obtain sufficient additional financing, it will be required to reduce spending further in order to maintain its operations at a reduced level. Management believes that it will be able to reduce spending if required but there can be no assurances that it can successfully do so.

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

     Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2003 and December 31, 2002, the Company had $875,092 and $500,000, respectively, in restricted cash. The balance at December 31, 2002 consisted of a $500,000 cash deposit that secures a long-term services contract. The balance at March 31, 2003 consisted of this same balance in addition to a $375,092 cash deposit that secures a letter of credit held by a vendor. Under its current contracts, the restrictions on the $500,000 deposit will lapse in the third or fourth quarter of 2003 and the restrictions on the $375,092 deposit will lapse in the first quarter of 2004.

     Inventory

     At March 31, 2003, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

     For the three months ended March 31, 2003, a charge of $1,749,354 was recorded to reflect management’s estimate of losses to be incurred on the systems in inventory and on the total remaining production run of the MA V product line. The Company anticipates that it will be required to sell the MA V systems and components at prices that are less than their production costs in order to sell the quantities of inventory on hand as well as the inventory to be delivered according to its current manufacturing contracts. Of this charge, $233,178 was recorded as an inventory reserve and represented a reduction in the net carrying value of existing MA V systems and components in inventory at March 31, 2003. The remaining systems and components had not been received by the Company as of March 31, 2003, and were therefore not recorded as an asset. Accordingly, the Company recorded the expected losses on these future shipments in the first quarter of 2003, which was the period in which the underlying contracts were entered into. This charge was recorded as an accrued liability which will be reclassified to an inventory reserve or write-off as MA V systems and components are received during 2003. Included in the charge and related accrual was $610,000 established for microchips that were purchased for the production of the MAV product line but that are now unlikely to be used in such production and $906,176 established for the MA V systems.

     During the fourth quarter of 2001, a charge of $885,019 was recorded to reflect management’s estimate of losses to be incurred on the total initial production run of the poma product line. The Company elected to sell the poma systems at prices that are less than their initial production costs to favorably position the poma in the price-sensitive light-commercial and near-consumer markets. Although the poma inventory had not been received by the Company as of December 31, 2001, the Company recorded the expected losses during 2001, which was the period in which the underlying contracts were entered into. Because the inventory had not been received by the Company as of December 31, 2001, and was therefore not recorded as an asset, this charge was recorded as an accrued liability, which was being reclassified to an inventory reserve as poma inventory shipments were received during 2002. During the three months ended March 31, 2002, the Company began receiving inventory shipments from the manufacturer and also began selling poma systems to its customers. As of March 31, 2002, the Company had an inventory reserve of $84,962 and an accrued liability of $711,556 based on the number of poma units received, shipped and on-order. In the fourth quarter of 2002, the Company entered into an agreement with the manufacturer of the poma through which the Company was relieved of its obligation to purchase additional poma units. Pursuant to the terms of this agreement, the Company made a payment of $80,000 during the fourth quarter of 2002 to reduce certain of the royalty rates that are used to calculate the licensing fees that the Company receives from the manufacturer for its sales of the poma or other wearable computer products. Effective September 30, 2002, the remaining accrued liability balance, net of the $80,000 payment, was reversed, resulting in a $631,556 reduction to the provision for inventory and tooling charge recorded in the third quarter of 2002. No additional provisions for inventory were recorded during the three months ended March 31, 2002 as management believes that current reserves were adequate to cover existing inventory levels.

     The Company’s inventory reserves at March 31, 2003 and December 31, 2002 were $233,178 and $0, respectively. Included in accrued liabilities at March 31, 2003 and December 31, 2002 were $1,516,176 and $711,556, respectively, related to the inventory charges discussed above.

     The Company’s management believes that it can sell its wearable/mobile computer inventory at amounts that approximate current net carrying values, which have been or will be reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. As a result of this review, it was determined that certain of the Company’s inventory is slow-moving, risked becoming obsolete or will likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. Management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

     As of March 31, 2003, net of the effect of write-offs and reserves, the Company’s inventory consisted of $1,408,339 in MA V systems, $946,185 in MA TC systems, $66,652 in Atigo systems and $32,758 in poma systems.

     Tooling Costs

     Capitalized tooling costs consist of payments made to third-party vendors for their products and services that are used in the manufacture of the Company’s proprietary hardware products. Tooling costs are systematically allocated to inventory or property and equipment and are amortized as a component of cost of sales or depreciation based upon the number of units sold or used as demonstration units in a given period compared to the total number of units management expects to make in a product’s production run.

     Management’s expectation of the number of units to be made during a given product’s production run is based on a number of assumptions and estimates, including but not limited to those related to the introduction of new product lines, the Company’s ability to procure and sell the quantities of inventory, the introduction of competing products, customer demand and general economic conditions. In 2002, the total number of units management expected to make in the MA V production run was revised downward based on negotiations with the vendor, which negotiations were finalized in March 2003.

     Management periodically assesses the need to provide for obsolescence of tooling costs and adjusts the carrying values to their net realizable value when required through a process similar to that discussed in the Inventory section above. During the three months ended March 31, 2003 and 2002, the Company recognized no charges related to its capitalized tooling assets. As of both March 31, 2003 and December 31, 2002, the Company’s tooling reserve totaled $250,000. This reserve was established in 2002 to provide for an estimated decline in value of the inventory associated with the MA V product line. In the event that the anticipated production run size or sales of a product do not materialize, additional adjustment may be necessary to write down the carrying value of the Company’s tooling costs.

     As of March 31, 2003, net of the effects of reserves and write-offs, the Company’s tooling asset consisted of $705,500 for MA V systems and $32,918 for MA TC systems. Capitalized tooling costs during the three months ended March 31, 2003 and 2002 were $20,000 and $25,617, respectively. Amortization to cost of goods sold or depreciation, depending on classification of tooling costs as inventory or property and equipment, was $70,393 and $47,889 for the three months ended March 31, 2003 and 2002, respectively.

     Stock-Based Compensation

     In December 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” an amendment to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows:

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(5,378,478)	$(8,015,640)
Add: Stock-based employee compensation expense included in net loss, as reported	106,913	—
Deduct: Stock-based employee compensation expense determined under fair value method of SFAS No. 123	(457,751)	(1,052,867)

Pro forma net loss	$(5,729,316)	$(9,068,507)

Earnings per share:
Basic and diluted net loss per share — as reported	$(0.04)	$(0.13)

Basic and diluted net loss per share — pro forma	$(0.05)	$(0.15)

     Issuance of Equity Securities for Services

     The Company periodically issues equity securities to certain employees, consultants and companies for services provided to, or goods received by, the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. In the three months ended March 31, 2003 and 2002, the Company recorded prepaid assets for future services or goods to be provided of $0 and $1,631,787, respectively, which was expensed in 2002. Included in prepaid and other assets at March 31, 2003 and December 31, 2002 are equity securities issued for payment of future services of $7,667 and $19,167, respectively.

     Restructuring

     The Company recorded restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges.” During the second, third and fourth quarters of 2002, management adopted various restructuring plans which established the plans of termination, the benefits available to terminated employees and communicated these benefits to the terminated employees. The employee severance costs and outplacement services according to these plans were recorded as restructuring charges and totaled $434,308. As part of the restructuring plans, office space was reduced by moving XSI employees to the Company’s headquarters and preparing the vacated space for sublease. The present value of the future cash flows of the office rent for the life of the contract less an estimate that the space can be subleased at 50% of total rent totaled $223,305. Further consolidation and subleasing of office space at headquarters resulted in an additional restructuring charge of $10,199. In the fourth quarter, the Company closed its branch operations in Japan, resulting in a $213,041 restructuring charge (the Company’s wholly-owned subsidiary operating in Japan, Xybernaut KK, was not closed). Also, in the fourth quarter, management performed a cost-benefit analysis of its patent portfolio and recorded a $157,307 charge related to the write-off of certain patent costs. Of these 2002 restructuring charges, $245,546 was paid in cash and $188,762 was paid by the issuance of equity securities during the last three quarters of 2002. At March 31, 2003, of the remaining unpaid balance of $175,549, $72,541 is included in accrued expenses and will be paid within one year of the balance sheet. The remaining balance $103,008 is classified as a long-term liability on the balance sheet and will be paid in 2004 and 2005. The original charge for outplacement services extended to severed employees was reduced by $4,536 in 2002 as outplacement services expired resulting in no expense to the Company. Management may establish and implement additional restructuring plans into 2003 depending on business conditions.

     The components of the restructuring charge in 2002 are as follows:

Severance and outplacement services	$434,308
Lease obligations	233,504
Closing of branch operations	213,041
Write-down of certain patent costs	157,307

$1,038,160

     Reclassifications

     Certain 2002 balances and disclosures have been reclassified to conform to the 2003 presentation.

3. Liquidity and Operations

     The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $136,401,637 at March 31, 2003.

     The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. At March 31, 2003, the Company had unrestricted cash on hand of $3,998,342 and accounts payable and accrued expenses of $4,661,465. Certain of these liabilities are past their stated terms of payment, including those owed to vendors that provide services and inventory which are required by the Company to execute its business plan. In general, any company that does not pay its suppliers in a timely manner is at risk of being forced into an involuntary bankruptcy proceeding instituted by creditors, which may provide for the liquidation of assets or the reorganization of assets and debts. The Company generally believes that it has a reasonably good relationship with most of its vendors and creditors. However certain of its vendors have filed legal actions to recover overdue accounts payables and ceased providing services and products to the Company. There can be no assurances that other vendors will not pursue similar actions.

     During 2003 and 2002, the Company has funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

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

     Assuming there are no significant changes to the Company’s business plan, management expects to maintain savings of over 50% from annualized fourth quarter 2001 levels. During the fourth quarter of 2002 and first quarter of 2003, management met its current target to reach a quarterly operating expense level of between $4,000,000 and $5,000,000.

     Management believes that the Company’s current staffing and resources will be sufficient to carry out its business plan for the foreseeable future. In addition to the cost cutting initiatives already undertaken, management continues to review all aspects of the Company’s operations and may take additional actions to reduce operating expenses further. Future significant fluctuations may still occur as a result of non-recurring charges associated with cost-saving initiatives as well as the Company’s research and development activities, which will vary depending on the Company’s wearable/mobile computer product development cycle during any given period.

     At the forecasted levels discussed above, management expects that the Company will incur operating expenses of between $16,000,000 and $20,000,000 during 2003. However, there can be no assurances that actual operating expenses will not be significantly higher. The Company will also be required to fund inventory procurement and other expenditures. While management expects to fund a portion of these activities through gross profits resulting from revenues, the Company will be required to obtain most of such amounts through outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of certain of these warrants, the exercise prices were reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the warrants been exercised at their original exercise prices. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

     During 2002 and the three months ended March 31, 2003, the Company raised over $26,000,000 in cash through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. Due in large part to the Company’s current stock price, the depressed general capital markets and cost-cutting efforts described above, the individual equity financings that the Company has completed in recent quarters have been of a smaller size when compared to those transacted in previous periods.

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

4. BORROWINGS

     On March 26, 2003, the Company borrowed $1,750,000 from an investor pursuant to a one-year promissory note that bears interest at 3.5% per annum. In connection with this borrowing, the Company issued to the investor warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount has been recorded as a note discount to be amortized into interest expense over the one-year life of the note. During the three months ended March 31, 2003, the Company recorded interest expense of $1,007 and amortization of note discount of $6,470.

5. STOCKHOLDERS’ EQUITY

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

     During February 2003, the Company received gross proceeds of $2,000,000 through a private placement of 6,666,667 shares of its common stock to an investor. The shares were sold at $0.30 per share, representing an approximate 20% discount to the closing price of the shares for the trading day immediately preceding the closing. In connection with this private placement, the Company issued to the investor callable warrants to purchase 3,333,333 shares of common stock at an exercise price of $1.25 per share.

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received net proceeds of $2,354,167 and $0 through the issuance of 8,541,668 and 0 shares of its common stock during the three months ended March 31, 2003 and 2002, respectively, through the exercise of certain of these warrants. Concurrently with their exercise, the exercise price of such warrants was reduced from a weighted average of $1.25 per share to $0.28 per share. At March 31, 2003, the Company had warrants outstanding to purchase 11,533,869 shares of its common stock at prices that range from $0.43 to $5.00 per share, with a weighted average of $1.94 per share.

6. SEGMENT AND ENTERPRISE WIDE REPORTING

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

     Revenues by geographical destination as a percentage of total revenues for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,

	2003	2002

United States	74%	72%
Europe, principally Germany	17%	20%
Asia, principally Japan	9%	8%

     Operations in various geographical areas are summarized as follows:

	As of and for the Three Months Ended

	2003	2002

North America:
Total revenue	$1,329,889	$2,021,468
Net loss	5,043,619	7,096,667
Identifiable assets	11,692,359	15,649,414
Europe (1):
Total Revenue	$298,642	$562,103
Net loss	322,245	839,948
Identifiable assets	1,058,995	4,127,895
Asia:
Total revenue	$158,446	$226,350
Net loss	12,614	79,025
Identifiable assets	445,864	758,535

(1)	Included in the Company’s operations in Europe are $220,953 and $347,954, respectively, in expenses related to research and development activities conducted by a branch of the Company operating in Germany.

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the Three
	Months Ended March 31,

	2003	2002

Revenue:
Number of Customers	2	2
Percent of Total Revenue	25%	28%
Accounts Receivable:
Number of Customers	1	2
Percent of Total Accounts Receivable	48%	56%

     For the three months ended March 31, 2003, revenue from each of Europart KG and SCRA comprised greater than 10% of total revenue. As of March 31, 2003, the State of Tennessee Department of Transportation (“Tennessee DOT”) accounts receivable balance comprised greater than 10% of total accounts receivable. For the three months ended March 31, 2002, revenue from Europart KG and Tennessee DOT each comprised greater than 10% of total revenue. As of March 31, 2002, Europart KG and Tennessee DOT accounts receivable balances each comprised greater than 10% of total accounts receivable.

7. TRANSACTIONS WITH CERTAIN OTHER PARTIES

     The Company has entered into various agreements with IBM. The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of FPDs (the “Engineering and Inventory Agreement”). Under the Engineering and Inventory Agreement, the Company was obligated to purchase certain components of the MA V system, including 24,000 computing units, as well as various numbers of FPDs and other accessories. The total cost to the Company of these purchases would have been over approximately $40,000,000. Under the Engineering and Inventory Agreement, the Company had the right to cancel this purchase commitment by paying a cancellation fee in an amount of approximately $4,000,000. In March 2003, the Company entered into an agreement with IBM under which the Company was released of its obligation to pay the penalty or procure this inventory other than $4,910,000 in MA V computing units, FPDs, peripherals and component parts. The final pricing provided to the Company represents a discount from the original contractual prices. Under the March 2003 agreement, IBM will ship inventory monthly from March 2003 through December 2003 and the Company will remit payments monthly from March 2003 through January 2004. IBM Global Finance is providing a credit facility to the Company which will provide credit to the Company for purchases of inventory under the March 2003 agreement. In connection with this credit facility, IBM Global Finance was granted a security interest in certain of the Company’s assets and the Company obtained a letter of credit from a third party lender for the benefit of IBM Global Finance in the amount of $375,000, for which the Company posted an equal amount of restricted cash. This security interest does not include patents and intellectual property. The Company has also entered into agreements with IBM under which IBM purchases MA V and Atigo products from the Company and markets and sells the systems worldwide to its own customers (the “Sales and Marketing Agreement”). During the three months ended March 31, 2003 and 2002, the Company paid $766,357 and $1,029,311, respectively, to IBM related to design and development services and inventory purchases. During the three months ended March 31, 2003 and 2002, the Company recorded revenues of $4,153 and $89,624, respectively, related to sales of MA V and Atigo products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

     Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During the three months ended March 31, 2003 and 2002, the Company recorded revenues of approximately $253,000 and $474,000, respectively, related to sales of its products to the VAR. During the three months ended March 31, 2003 and 2002, the Company recorded total research and development and sales and marketing expenses of $243,000 and $79,000, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     To keep investors informed of the Company’s future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by the Company and its officers from time to time contain certain statements concerning the Company’s future results, future performance, intentions, objectives, plans and expectations that are, or may be deemed to be, “forward-looking” statements. The Company’s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company’s actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to execute its business strategy, to profit from its products and services as expected, to compete, to maintain superior technological capability, to foresee changes, to continue to identify, develop and commercialize innovative and competitive products and services, to penetrate different markets and successfully expand its revenue, to attract and retain technologically qualified personnel, particularly in the areas of research and development, to generate such cash flow and obtain financing to support its operations and growth (see generally “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” contained therein) and other risks described in this Quarterly Report on Form 10-Q and other filings with the SEC.

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

     The Mobile Assistant® (“MA®”) series is the Company’s primary line of hardware products. Introduced in 1995, the current versions are the Mobile Assistant V (“MA V”) and MA TC. During 2002, the Company introduced the Atigo™ product line, a family of wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property. Since their commercial introductions, the Company has recognized revenue of approximately $22,000,000 on sales of approximately 5,000 units of the MA and Atigo series.

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

     The Company believes that sales of its wearable and mobile computers will rely to a large extent on the availability of wireless broadband services that can take advantage of the extensive processing power and display capabilities of the Company’s hardware products. Wireless local area networks (“LANs”) are now well established in commercial markets worldwide that provide broadband capabilities over a limited physical range in places such as corporate offices, warehouses, factory floors and airfields. However, wide-range wireless access that allows a user to move freely over large geographic areas and still maintain broadband access (commonly referred to as “Third Generation” or “3G”) is still only available in limited areas, including Japan and parts of Europe. The Company predicts that 3G service will be available in large metropolitan areas worldwide in the next few years. For example, NTT DoCoMo has announced plans to launch 3G service in select U.S. cities in 2004. The Company believes that while the commercial markets can still be successfully penetrated prior to the widespread introduction of wireless broadband access, such service will be needed prior to successful large-scale sales in the far larger consumer markets.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,

	2003	2002

Revenue	100.0%	100.0%
Cost of sales	69.1	75.6
Provision for inventory and tooling	97.9	0.0

Gross (loss) / income	(67.0)	24.4

Operating expenses:
Sales and marketing	114.0	184.6
General and administrative	56.2	58.8
Research and development	63.9	67.8

Total operating expenses	234.1	311.2

Interest and other	0.1	1.5

Net loss	(301.0%)	(285.3%)

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

REVENUE. The Company derives its revenue from product sales of its wearable and mobile computers and components, product sales of software and consulting services. Total revenue for the three months ended March 31, 2003 was $1,786,977, a decrease of $1,022,944, or 36%, compared to the three months ended March 31, 2002. Sales from the Company’s mobile/wearable computers decreased $935,480, or 53%, to $824,712 for the three months ended March 31, 2003 compared to the same period in 2002. Hardware revenues from U.S. operations decreased $592,682 in the first quarter of 2003 compared with the same period in 2002 due primarily to a $328,119 decrease in sales of MA V systems. In addition, the revenues for the first quarter of 2002 include $363,736 of revenues related to the bulk sale of components for the MA V system for which there was no corresponding revenues in 2003. Offsetting these decreases is a $235,668 increase in revenue from the Atigo product line, which was introduced in the third quarter of 2002. There was also a $278,286 decrease in European hardware sales in the first quarter of 2003 compared with the same period in 2002, due primarily to a decrease in orders from a large European customer. Hardware revenues from Asia, consisting primarily of MA V systems, decreased slightly by $64,512 in the first quarter of 2003 compared with the same period in 2002. There were no software revenue sales in either the first quarter of 2003 or 2002. Revenue from software products generally consists of a few large transactions that occur throughout the year that are unrelated to the Company’s hardware products. The Company’s consulting, licensing and other revenue for the three months ended March 31, 2003 was $962,265, a decrease of $87,464, or 8%, from revenue for the three months ended March 31, 2002. This decrease was due to increased activity on two large consulting contracts in 2002 compared with 2003.

COST OF SALES. The Company’s cost of sales includes the costs of components for the Company’s wearable and mobile computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended March 31, 2003 was $2,983,360, an increase of $860,383, or 41%, compared to the three months ended March 31, 2002. This increase resulted largely from the $1,749,354 provision for inventory related to the MA V product line recorded in the three months ended March 31, 2003. There was no such provision recorded in the same period of 2002. Total gross margins, excluding the provision for inventory, were 31% and 24%, for the first quarter of 2003 and 2002, respectively. The cost of sales related to the Company’s hardware products decreased by $830,118, or 57%, from the three months ended March 31, 2003 compared to the same period in 2002. This decrease in hardware product cost of sales is roughly in line with the 53% decrease in hardware product sales. Gross margins from hardware sales from the first three months of 2003 were 24% compared to 17% for 2002. The favorable gross margin in 2003 can be attributed to gross margins related to sales of the Atigo product line, which was introduced in the third quarter of 2002, since margins are typically highest following a product’s commercial launch. Also, the $363,736 sale of components for the MA V system in the first quarter of 2002 had less than 1% margin because the components were deemed obsolete in 2001 and were written down to their net realizable value. Consulting, licensing and other gross margins were consistent at 37% for both the 2003 and 2002 periods, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended March 31, 2003 were $2,037,506, a decrease of $3,149,919, or 61%, compared to the corresponding period in 2002. Sales and marketing expenses in the first quarter of 2003 relating to salaries and benefits, consulting, and conference expenses decreased approximately $1,114,000, $340,000 and $793,000, respectively, compared to the same period in 2002. This was primarily the result of cost saving measures undertaken in the last three quarters of 2002. The reduction in conference expenses was primarily due to the fact that the Company’s International Conference on Wearable Computing (“ICWC”) was held at Chicago Comdex during 2002; a similar event did not occur during the 2003 period. Additional cost savings measures in the Company’s European and Asian operations resulted in decreases of approximately $457,000 in salaries and benefits, facilities and consulting in the first quarter of 2003 compared to the first quarter of 2002. Another decrease of $144,902 was related to non-cash marketing expenses for outside services funded through the issuance of the Company’s equity securities for the three months ended March 31, 2003 of $16,736 compared to $161,638 during the same period in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2003 were $1,004,538, a decrease of $648,824, or 39%, compared to the same period in 2002. As a result of the cost saving measures undertaken in the last three quarters of 2002, general and administrative expenses in the first quarter of 2003 relating to salaries and benefits, and consulting decreased approximately $209,000 and $413,000, respectively, compared to the same period in 2002.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general mobile and wearable computing technologies. Research and development expenses for the three months ended March 31, 2003 were $1,142,135, a decrease of $762,631, or 40%, compared to the corresponding period in 2002. This decrease resulted largely from an approximate $413,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Expenditures during the 2002 period related to the Atigo product line. In addition, the research and development expenses related to salaries and benefits of the Company’s U.S. and Asian operations decreased by $278,000 and $46,000, respectively, from the three months ended March 31, 2002 to 2003 due to cost saving measures undertaken in the last three quarters of 2002.

INTEREST AND OTHER, NET. Net interest and other income for the three months ended March 31, 2003 was $2,196, a decrease of $42,807, or 95%, compared to the same period in 2002. This decrease resulted primarily from a decrease in interest income earned from the Company’s cash balances from the first three months of 2003 compared to the same period in 2002.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2003 was $112, a decrease of $1,922, compared to the income tax provision for the three months ended March 31, 2002. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

NET LOSS. As a result of the factors described above, the net loss for the three months ended March 31, 2003 was $5,378,478, a decrease of $2,637,162 or 33%, compared to the three months ended March 31, 2002.

OTHER OPERATING ACTIVITIES

     For the three months ended March 31, 2003, the Company’s operating activities used cash of $3,616,646 as a result of its net loss of $5,378,478 and net working capital requirements of $549,807, offset by non-cash expenses of $2,311,639. The Company’s investing activities used cash of $513,730. These activities were funded through the Company’s financing activities which provided cash of $6,091,970 through the private placement of common stock, exercise of warrants and borrowings. As a result, the Company’s cash balance increased to $3,998,342 at March 31, 2003 from $1,967,710 at December 31, 2002.

     For the three months ended March 31, 2002, the Company’s operating activities used cash of $7,489,646 as a result of its net loss of $8,015,640, offset by proceeds from working capital of $205,302 and non-cash expenses of $731,296. The Company’s investing activities used cash of $780,460. These activities were funded through the Company’s financing activities which provided cash of $8,713,047, principally through the private placement of common stock. As a result, the Company’s cash balance increased to $3,481,431 at March 31, 2002 from $3,172,609 at December 31, 2001.

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

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to the Company’s former President and current Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a personal margin loan from an investment bank. The loan was made pursuant to a promissory note that was secured by shares of the officer’s personal common stock holdings of the Company and accrued interest at 8% per year. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate to 6%, reflective of a general decline in interest rates over this period. On December 17, 2002, the $1,086,891 in outstanding principal and interest was repaid in full through the i) transfer by the officer to the Company of 1,108,343 shares of the Company’s common stock personally held by the officer, which amount includes the shares that were pledged as collateral, which were valued at $681,631, and ii) cancellation of all of the officer’s 742,049 options to purchase shares of the Company’s common stock that had been granted prior to the date of repayment, which were valued at $405,260. Effective December 31, 2002, the Company cancelled the 1,108,343 shares of common stock transferred through this repayment. To determine the fair market value of the transfer of shares of stock and the cancellation of stock options, the Company used the market price of the Company’s common stock on the date of repayment and the Black-Scholes option-pricing model, respectively. The variables used in the Black-Scholes option-pricing model were as follows: i) the risk free rate was 3.03%, which was the yield of 5-year Treasury Notes issued November 15, 2002, and ii) the standard deviation of stock return was 131.25%, which was the volatility of the Company’s stock calculated using the end of the month stock price for the period from January 1, 2000 through December 31, 2002. The outstanding principal and interest owed by the officer to the Company under this promissory note totaled $0 at both March 31, 2003 and December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the completion of its initial public offering, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s financing and borrowing activities for the twelve months ended December 31, 2002 and the three months ended March 31, 2003 are provided below.

COMMON STOCK

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

     During February 2003, the Company received gross proceeds of $2,000,000 through a private placement of 6,666,667 shares of its common stock to an investor. The shares were sold at $0.30 per share, representing an approximate 20% discount to the closing price of the shares for the trading day immediately preceding the closing. In connection with this private placement, the Company issued to the investor callable warrants to purchase 3,333,333 shares of common stock at an exercise price of $1.25 per share.

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received net proceeds of $2,354,167 and $2,186,802 through the issuance of 8,541,668 and 17,350,627 shares of its common stock during the three months ended March 31, 2003 and the twelve months ended March 31, 2002, respectively, through the exercise of certain of these warrants. Concurrently with the exercise of such warrants, the exercise price of such warrants was reduced from a weighted average of $1.49 per share to $0.18 per share. At March 31, 2003, the Company had warrants outstanding to purchase 11,533,869 shares of its common stock at prices that range from $0.43 to $5.00 per share, with a weighted average of $1.94 per share.

Borrowings

     During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bore interest at 6.0% per annum and was due on or before June 30, 2003. This note was repaid in August 2002 from the proceeds of a private placement.

     On March 26, 2003, the Company borrowed $1,750,000 from an investor pursuant to a one-year promissory note that bears interest at 3.5% per annum. In connection with this borrowing, the Company issued to the investor warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount has been recorded as a note discount to be amortized into interest expense over the one-year life of the note. During the three months ended March 31, 2003, the Company recorded interest expense of $1,007 and amortization of note discount of $6,470.

Commitments

     Inventory. At March 31, 2003, the Company had commitments to purchase inventory, tooling and engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company expects that it will enter into similar commitments in the future as it designs, develops and procures future wearable computer product lines.

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

     Excluding the potential impact of contract modifications, the Company estimates that it will make total payments of approximately $6,000,000 during the period from April through December 2003 related to current inventory commitments at the time of this filing, which amount includes the commitment to purchase the additional MA V products from IBM monthly during 2002, discussed above. The Company expects that it will enter into similar inventory and engineering commitments in the future as it designs, develops and procures future wearable computer product lines.

     Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2007. Future minimum payments under noncancelable operating leases as of March 31, 2003 are:

For the Year Ending December 31,

2003	$416,618
2004	205,987
2005	160,366
2006	—
2007	—

$782,971

Other Liquidity and Capital Resources Disclosures

     At March 31, 2003, the Company had accounts receivable, net of allowances, of $2,311,370, a decrease of $1,099,501, or 32%, from the December 31, 2002 balance of $3,410,871. This fluctuation was in line with the 31% decrease in total revenues from the three months ended December 31, 2002 of $2,604,850 to the three months ended March 31, 2003 of $1,786,977 and management does not believe that it was caused by qualitative factors related to the Company’s business such as changes in credit terms, slower paying customers or the impact of a change in economic environment. Included in the accounts receivable at December 31, 2002 is accounts receivable of $1,103,200 associated with a December sale for which the Company collected the balance in 2003. In addition, accounts receivable at March 31, 2003 and December 31, 2002 include $1,182,249 and $1,130,206, respectively, of unbilled accounts receivable representing amounts earned and recorded under the percentage of completion method of accounting on a long-term contract of XSI. The Company expects to bill this amount in its entirety in 2003 upon reaching certain milestones in the contract.

     The deferred revenue balances at March 31, 2003 and December 31, 2002 result primarily from billings to customers that were in excess of revenue recognized on service contracts. Such deferred revenue will be recognized as revenue as the revenue recognition criteria are met.

     The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $136,401,637 at March 31, 2003.

     The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. At March 31, 2003, the Company had unrestricted cash on hand of $3,998,342 and accounts payable and accrued expenses of $4,661,465. Certain of these liabilities are past their stated terms of payment, including those owed to vendors that provide services and inventory which are required by the Company to execute its business plan. In general, any company that does not pay its suppliers in a timely manner is at risk of being forced into an involuntary bankruptcy proceeding instituted by creditors, which may provide for the liquidation of assets or the reorganization of assets and debts. The Company generally believes that it has a reasonably good relationship with most of its vendors and creditors. However certain of its vendors have filed legal actions to recover overdue accounts payables and ceased providing services and products to the Company. There can be no assurances that other vendors will not pursue similar actions.

     During 2003 and 2002, the Company has funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

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

     Assuming there are no significant changes to the Company’s business plan, management expects to maintain savings of over 50% from annualized fourth quarter 2001 levels. During the fourth quarter of 2002 and first quarter of 2003, management met its current target to reach a quarterly operating expense level of between $4,000,000 and $5,000,000. Through the first quarter of 2003, the Company had reduced its net operating expenses by 59% from fourth quarter 2001 levels.

     The Company’s management uses the measurement of net operating expenses in reviewing the results of its operations as well as in analyzing the impact of the various cost-saving initiatives it has implemented or plans to implement in the future. When used herein, net operating expenses represents total operating expenses as reported on the Company’s consolidated statements of operations (as reported in accordance with U.S. GAAP) as adjusted for restructuring charges (as reported in accordance with U.S. GAAP) as well as certain other non-recurring transactions (that do not meet the criteria for recordation as restructuring charges). Management believes that by reviewing net operating expenses, it is better able to focus on the Company’s recurring operations than it would be if it reviewed total operating expenses, which include charges such as severance payments to terminated employees, charges related to reductions in facilities and other large charges related to non-recurring activities. For the periods presented or discussed in this Form 10-Q, there were no adjustments to the Company’s operating expenses to determine net operating expenses.

     Management believes that the Company’s current staffing and resources will be sufficient to carry out its business plan for the foreseeable future. In addition to the cost cutting initiatives already undertaken, management continues to review all aspects of the Company’s operations and may take additional actions to reduce operating expenses further. Future significant fluctuations may still occur as a result of non-recurring charges associated with cost-saving initiatives as well as the Company’s research and development activities, which will vary depending on the Company’s wearable/mobile computer product development cycle during any given period.

     At the forecasted levels discussed above, management expects that the Company will incur operating expenses of between $16,000,000 and $20,000,000 during 2003. However, there can be no assurances that actual operating expenses will not be significantly higher. The Company will also be required to fund inventory procurement and other expenditures. While management expects to fund a portion of these activities through gross profits resulting from revenues, the Company will be required to obtain most of such amounts through outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of certain of these warrants, the exercise prices were reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the warrants been exercised at their original exercise prices. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

     During 2002 and the three months ended March 31, 2003, the Company raised over $26,000,000 in cash through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. Management anticipates that additional funds will be needed from additional private placements later in 2003. Due in large part to the Company’s current stock price, the depressed general capital markets and cost-cutting efforts described above, the individual equity financings that the Company has completed in recent quarters have been of a smaller size when compared to those transacted in previous periods. The equity markets, especially for small capitalization technology stocks, have remained depressed, and the U.S. and world economies have generally been in a decline or recession. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital.

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

     The Company’s management believes it is currently in compliance with all such listing criteria and management anticipates it will remain in compliance in the future. However, there can be no assurances that the Company will be able to remain in compliance in the future or that the SEC will grant the Nasdaq the requisite approval to adopt this proposal. Prior to the delisting of the Company’s common stock, the Company can appeal Nasdaq for an extension or for other remedies. If necessary, management intends to fully exercise all of its rights and options to maintain its listing. If the Company is unable to remain on the SmallCap Market, it may be forced to trade on the Over the Counter Bulletin Board or Pink Sheets markets, which would significantly reduce the liquidity in the stock and interest of potential investors in purchasing the stock.

     The Company’s management believes that under this Nasdaq proposal, the Company would be eligible to obtain an extension to January 2004 for its stock price to close above $1 for ten consecutive trading days.

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

Contractual Obligations and Commercial Commitments

     The Company’s significant contractual obligations as of March 31, 2003 are for lease payments related to a reduction in facilities classified as restructuring in 2002, operating leases (primarily for office space) and inventory commitments. The Company expects to receive $22,482 in sublease income through fiscal 2003, which is equivalent to the adjusted cost of the lease to the Company after restructuring charges of $10,199 recorded in 2002.

	Payments Due by Periods

	Total	2003	2004	2005	2006	2007

Restructuring Liability	$175,549	$72,541	$60,928	$42,080	$—	$—
Operating Lease	782,971	416,618	205,987	160,366	—	—
Capital Lease	4,903	4,903	—	—	—	—
Inventory Commitments	6,500,000	6,000,000	500,000	—	—	—

	$7,463,423	$6,494,062	$766,915	$202,446	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at March 31, 2003. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

     The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro or in which the U.S. Dollar equivalent is determined by the values of such currencies. Prior to the adoption of the Euro, the Company also regularly entered into transactions denominated in the German Deutsche Mark. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the Deutsche Mark to the Euro. The effect of this conversion was an increase of $151,123 on beginning accumulated deficit, which is included in the foreign currency translation balance. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. For the three months ended March 31, 2003, the Company’s operations in Europe comprised 16.7% of its total revenue and 6.0% of its net loss, compared to 20.0% of its total revenue and 10.5% of its net loss, in the same period for 2002. For the three months ended March 31, 2003, the Company’s operations in Asia comprised 8.9% of its total revenue and 0.2% of its net loss, compared to 8.1% of its total revenue and 1.0% of its net loss, in the same period for 2002. At March 31, 2003, the Company’s assets in Europe and Asia comprised 8.0% and 3.4% of its total assets, respectively, compared to 20.1% and 3.7% of its total assets at March 31, 2002, respectively. According to published sources, the average fluctuation of the European Euro during the three months ended March 31, 2003 was 2.2% compared to -1.6% for the same period in 2002. The average fluctuation of the Japanese Yen for the three months ended March 31, 2003 was -0.2% compared to -1.0% for the same period in 2002. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2003 and 2002.

INTEREST RATE SENSITIVITY

     The Company is party to certain debt and credit instruments and continues to explore various financing alternatives, including debt financings. If additional funds are raised through borrowings, the Company will be subject to additional interest charges. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first quarter of fiscal year 2003 was 4.25%, compared to a 4.75% average prime interest rate during the same period in 2002, respectively. For 2003 and 2002, the prime interest rate fluctuation from January 1 to March 31 of each year was 0%. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2003 and 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and President concluded that the design and execution of the Company’s disclosure controls and procedures is effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     During February 2003, the Company received gross proceeds of $2,000,000 through a private placement of 6,666,667 shares of its common stock to an investor. The shares were sold at $0.30 per share, representing an approximate 20% discount to the closing price of the shares for the trading day immediately preceding the closing. In connection with this private placement, the Company issued to the investor callable warrants to purchase 3,333,333 shares of common stock at an exercise price of $1.25 per share. The net proceeds of the placement were used for working capital of the Company. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

     99.1 Sarbanes-Oxley Act of 2002 Certifications

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

Date: May 15, 2003

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

XYBERNAUT CORPORATION

By: /s/ STEVEN A. NEWMAN

Steven A. Newman
President, Chief Operating Officer and
Vice Chairman of the Board of Directors