Form 10-Q
period 2003-06-30
XYBERNAUT CORP
filed 2003-08-13
CIK 1013148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT ON FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

COMMISSION FILE NUMBER 0-21013

XYBERNAUT CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	54-1799851
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION)	IDENTIFICATION NO.)

12701 FAIR LAKES CIRCLE, FAIRFAX, VA 22033
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)

(703) 631-6925
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ]  No ☑

     The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of August 8, 2003 was 158,931,722.

XYBERNAUT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

XYBERNAUT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,329,525	$1,967,710
Restricted cash	875,554	500,000
Accounts receivable, net of allowances of $204,948 and $202,911	3,175,092	3,410,871
Inventory, net of reserves of $618,833 and $0	3,790,948	2,393,465
Prepaid and other current assets	525,188	804,102

Total current assets	13,696,307	9,076,148

Property, equipment and demonstration units, net	439,943	590,387

Other assets:
Patent costs, net of accumulated amortization of $1,739,169 and $1,516,758	948,057	1,052,518
Tooling costs, net of accumulated amortization of $498,168 and $141,122, and reserves of $250,000 and $250,000	442,490	776,699
Other	969,101	639,619

Total other assets	2,359,648	2,468,836

Total assets	$16,495,898	$12,135,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$2,252,713	$3,007,647
Accrued expenses and other	2,417,428	1,473,506
Deferred revenue	252,844	88,460
Notes payable	3,072	8,376

Total current liabilities	4,926,057	4,577,989
Long-term restructuring liability	87,200	119,295

Total liabilities	$5,013,257	$4,697,284

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 151,596,418 and 113,615,722 shares issued and outstanding	$1,515,964	$1,136,157
Additional paid-in capital	149,309,964	137,181,587
Foreign currency translation	315,216	143,502
Accumulated deficit	(139,658,503)	(131,023,159)

Total stockholders’ equity	$11,482,641	$7,438,087

Total liabilities and stockholders’ equity	$16,495,898	$12,135,371

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue:
Hardware	$1,775,792	$1,158,423	$2,600,504	$2,918,615
Consulting, licensing and other	1,012,789	855,040	1,975,054	1,904,769

Total revenue	2,788,581	2,013,463	4,575,558	4,823,384
Cost of sales:
Hardware	1,194,857	1,013,754	1,822,251	2,471,266
Consulting, licensing and other	623,249	563,059	1,229,861	1,228,524
Provision for inventory	—	53,958	1,749,354	53,958

Gross income / (loss)	970,475	382,692	(225,908)	1,069,636
Operating expenses:
Sales and marketing	2,103,423	3,704,768	4,140,929	8,892,193
General and administrative	975,837	1,623,100	1,980,375	3,276,462
Research and development	858,193	1,619,372	2,000,328	3,524,138
Restructuring charges	—	155,234	—	155,234

Total operating expenses	3,937,453	7,102,474	8,121,632	15,848,027

Operating loss	(2,966,978)	(6,719,782)	(8,347,540)	(14,778,391)
Interest and other (expense) / income, net	(289,741)	66,202	(287,545)	111,205

Loss before provision for income taxes	(3,256,719)	(6,653,580)	(8,635,085)	(14,667,186)
Provision for income taxes	147	2,571	259	4,605

Net loss	$(3,256,866)	$(6,656,151)	$(8,635,344)	$(14,671,791)

Net loss per share (basic and diluted)	$(0.02)	$(0.10)	$(0.07)	$(0.23)

Weighted average number of shares outstanding (basic and diluted)	136,577,988	66,217,557	128,242,872	63,510,622

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(8,635,344)	$(14,671,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	949,020	1,123,949
Provision for inventory	1,749,354	53,958
Non-cash restructuring charges	—	50,000
Loss on disposal of assets	38,306	—
Non-cash charges for equity securities issued for services	175,658	591,673
Amortization of note discount	393,594	—
Changes in assets and liabilities:
Inventory	(1,918,783)	(50,134)
Accounts receivable	245,071	676,395
Prepaid and other current assets	286,511	(282,948)
Other assets	(354,018)	(37,357)
Accounts payable	(805,124)	(443,354)
Accrued expenses and other	(87,606)	(9,912)
Restructuring liability	(43,855)	—
Deferred revenue	164,384	24,313

Net cash used in operating activities	$(7,842,832)	$(12,975,208)

Cash flows from investing activities:
Note receivable from officer, net	—	(30,300)
Acquisition of property, equipment and demonstration units	(161,596)	(523,112)
Acquisition of patents and trademarks	(119,268)	(367,964)
Restricted cash	(375,554)	—
Capitalization of tooling costs	(20,000)	(26,217)

Net cash used in investing activities	$(676,418)	$(947,593)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	6,921,095	12,700,000
Exercise of warrants	3,104,167	772,180
Exercise of stock options	15,119	3,047
Notes and loans	1,750,000	250,000
Payments for capitalization of loan costs	(15,304)	(10,000)

Net cash provided by financing activities	$11,775,077	$13,715,227

Effect of exchange rate changes on cash and cash equivalents	105,988	(186,513)
Net increase / (decrease) in cash and cash equivalents	3,361,815	(394,087)
Cash and cash equivalents, beginning of period	1,967,710	3,172,609

Cash and cash equivalents, end of period	$5,329,525	$2,778,522

Supplemental disclosure of cash flow information:
Cash paid for interest	$579	$1,359

Cash paid for taxes	$585	$16,508

Supplemental disclosure of non-cash financing activities:
Equity securities issued for future services, recorded as prepaid expenses when issued	$—	$1,866,296

Equity securities issued for services rendered, expensed in periods issued	$160,325	$86,345

Equity securities issued to repay principal on note payable	$1,750,000	$—

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

          The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation, a Delaware Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of Company management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2003 and December 31, 2002, and the results of their operations and cash flows for the three and six months ended June 30, 2003 and 2002. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2003. Please refer to the Company’s Annual Report on Form 10-K/A for the complete financial statements.

2.     THE COMPANY AND FINANCING REQUIREMENTS

          The Company is engaged in the research, development, manufacture, marketing and sale of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $23,000,000 on sales of approximately 5,800 MA and Atigo systems.

          The Company was originally incorporated in 1990 and completed its initial public offering in July 1996. In April 2000, Xybernaut acquired Selfware, Inc, which subsequently changed its name to Xybernaut Solutions, Inc. (“XSI”). The merger was accounted for as a pooling of interests.

          The Company has recorded significant net losses since its inception and will require additional capital to fund its business plan and meet its ongoing obligations for 2003 and/or beyond. Management believes the Company will be successful in its efforts to obtain such capital, having raised approximately $15,000,000 between January 1, 2003 and the date of this filing, and based on debt and equity financings currently available to the Company. However, there can be no assurance that the Company will not incur additional losses or will not require significant amounts of additional capital. In addition, the Company has reduced its operating expenses by significant amounts through an ongoing restructuring program. If the Company is unable to obtain sufficient additional financing, it will be required to reduce spending further in order to maintain its operations at a reduced level. Management believes that it will be able to reduce spending if required but there can be no assurances that it can successfully do so.

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

     Cash, Cash Equivalents and Restricted Cash

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2003 and December 31, 2002, the Company had $875,554 and $500,000, respectively, in restricted cash. The balance at December 31, 2002 consisted of a $500,000 cash deposit that secures a long-term services contract. The balance at June 30, 2003 consisted of this same balance in addition to a $375,554 cash deposit and interest that secures a letter of credit held by a vendor. Under its current contracts, the restrictions on the $500,000 deposit will lapse in late 2003 and the restrictions on the $375,554 deposit will lapse in the first quarter of 2004. The restrictions on the $500,000 deposit may be extended if the Company is successful in obtaining a follow-on services contract with the customer.

     Inventory

          At June 30, 2003, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

          For the three months ended March 31, 2003, a charge of $1,749,354 was recorded to reflect management’s estimate of losses to be incurred on the systems in inventory and on the total remaining production run of the MA V product line. The Company anticipates that it will be required to sell the MA V systems and components at prices that are less than their production costs in order to sell the quantities of inventory on hand as well as the inventory to be delivered according to its current manufacturing contracts. Of this charge, $233,178 was recorded as an inventory reserve and represented a reduction in the net carrying value of existing MA V systems and components in inventory at March 31, 2003. The remaining systems and components had not been received by the Company as of March 31, 2003, and were therefore not recorded as an asset. Accordingly, the Company recorded the expected losses on these future shipments in the first quarter of 2003, which was the period in which the underlying contracts were entered into. This charge was recorded as an accrued liability which will be reclassified to an inventory reserve or write-off as MA V systems and components are received during 2003. Included in the charge and related accrual was $610,000 established for microchips that were purchased for the production of the MAV product line but that are now unlikely to be used in such production and $906,176 established for the MA V systems. During the three months ended June 30, 2003, MA V systems and microchips were received into inventory resulting in a reclassification of $299,238 and $86,417, respectively, from accrued inventory reserve to inventory reserve. MAV systems sold and capitalized as demonstration units reduced the accrued inventory reserve balance by $38,957 and $1,694, respectively.

          The Company’s inventory reserves at June 30, 2003 and December 31, 2002 were $618,833 and $0, respectively. Included in accrued liabilities at June 30, 2003 and December 31, 2002 were $1,089,870 and $0, respectively, related to the inventory charges discussed above.

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

          As of June 30, 2003, net of the effect of write-offs and reserves, the Company’s inventory consisted of $2,701,570 in MA V systems, $906,056 in MA TC systems, $145,474 in Atigo systems and $37,848 in poma® systems.

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

          Management periodically assesses the need to provide for obsolescence of tooling costs and adjusts the carrying values to their net realizable value when required through a process similar to that discussed in the “Inventory” section above. During the three and six months ended June 30, 2003 and 2002, the Company recognized no charges related to its capitalized tooling assets. As of both June 30, 2003 and December 31, 2002, the Company’s tooling reserve totaled $250,000. This reserve was established in 2002 to provide for an estimated decline in value of the inventory associated with the MA V product line. In the event that the anticipated production run size or sales of a product do not materialize, additional adjustment may be necessary to write down the carrying value of the Company’s tooling costs.

          As of June 30, 2003, net of the effects of accumulated amortization, reserves and write-offs, the Company’s tooling costs asset consisted of $407,999 for MA V systems and $34,491 for MA TC systems. Capitalized tooling costs during the six months ended June 30, 2003 and 2002 were $22,837 and $36,580, respectively. Amortization to cost of goods sold or depreciation, depending on classification of tooling costs as inventory or property and equipment, was $308,973 and $230,016, for the three months ended and $380,694 and $281,151, for the six months ended June 30, 2003 and 2002, respectively.

     Revenue Recognition

          During the three months ended June 30, 2003, the Company entered into the high-volume electronic component parts distribution business. Revenue from this distribution business is accounted for based on the facts and circumstances of each individual transaction in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Based upon the facts and circumstances of the transactions entered into during the three months ended June 30, 2003, the Company recorded consulting, licensing and other revenue of $13,600, such amount representing the net fees the Company earned for services performed during this period. On a gross basis, the transactions totaled $323,600 during the three months ended June 30, 2003. There have been no changes to the Company’s other revenue recognition policies as disclosed in the Company’s previously filed Form 10-K/A.

Net Loss Per Share

          The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Diluted net loss per share adjusts the weighted average number of outstanding shares for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. If the Company posted a net income instead a net loss, the impact of the Company’s outstanding stock options, warrants or other convertible securities would have a negative effect on diluted net income per share. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

     Stock-Based Compensation

          In December 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(3,256,866)	$(6,656,151)	$(8,635,344)	$(14,671,791)
Add: Stock-based employee compensation expense included in net loss, as reported	43,412	50,000	150,325	50,000
Deduct: Stock-based employee compensation expense determined under fair value method of SFAS No. 123	(464,683)	(1,067,383)	(893,458)	(2,120,250)

Net loss, pro forma	$(3,678,137)	$(7,673,534)	$(9,378,477)	$(16,742,041)

Net loss per share:
Basic and diluted net loss per share — as reported	$(0.02)	$(0.10)	$(0.07)	$(0.23)

Basic and diluted net loss per share — pro forma	$(0.03)	$(0.12)	$(0.07)	$(0.26)

     Issuance of Equity Securities for Services

          The Company periodically issues equity securities to certain employees, consultants and companies for services provided to, or goods received by, the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. In the three months ended June 30, 2003 and 2002, the Company recorded prepaid assets for future services or goods to be provided of $0 and $234,509, respectively, which was expensed in 2002. In the six months ended June 30, 2003 and 2002, the Company recorded prepaid assets for future services or goods to be provided of $0 and $1,866,296, respectively, which was expensed in 2002. Included in prepaid and other assets at June 30, 2003 and December 31, 2002 are equity securities issued for payment of future services of $0 and $19,167, respectively.

     Restructuring

          The Company recorded restructuring charges in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges.” During the second, third and fourth quarters of 2002, management adopted various restructuring plans which established the plans of termination, the benefits available to terminated employees and communicated these benefits to the terminated employees. The employee severance costs and outplacement services according to these plans were recorded as restructuring charges and totaled $434,308. As part of the restructuring plans, office space was reduced by moving XSI employees to the Company’s headquarters and preparing the vacated space for sublease. The present value of the future cash flows of the office rent for the life of the contract less an estimate that the space can be subleased at 50% of total rent totaled $223,305. Further consolidation and subleasing of office space at headquarters resulted in an additional restructuring charge of $10,199. In the fourth quarter, the Company closed its branch operations in Japan, resulting in a $213,041 restructuring charge (the Company’s wholly-owned subsidiary operating in Japan, Xybernaut KK, was not closed). Also, in the fourth quarter, management performed a cost-benefit analysis of its patent portfolio and recorded a $157,307 charge related to the write-off of certain patent costs. Of these 2002 restructuring charges, $245,546 was paid in cash and $188,762 was paid by the issuance of equity securities during the last three quarters of 2002. At June 30, 2003, of the remaining unpaid balance of $153,884, $66,684 is included in accrued expenses and will be paid within one year of the balance sheet. The remaining balance of $87,200 is classified as a long-term liability on the balance sheet and will be paid in 2004 and 2005. The original charge for outplacement services extended to severed employees was reduced by $4,536 in 2002 as outplacement services expired resulting in no expense to the Company. Management may establish and implement additional restructuring plans in 2003 depending on business conditions.

          The components of the restructuring charge in 2002 are as follows:

Severance and outplacement services	$434,308
Lease obligations	233,504
Closing of branch operations	213,041
Write-down of certain patent costs	157,307

$1,038,160

     Reclassifications

          Certain 2002 balances and disclosures have been reclassified to conform to the 2003 presentation.

3. Liquidity and Operations

          The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $139,658,503 at June 30, 2003. The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. During 2003 and 2002, the Company has funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

          The Company’s management has taken steps that it believes are necessary to improve the Company’s operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2003 and thereafter. Beginning in April 2002, management has performed reviews of the Company’s operations and implemented various cost cutting programs to significantly reduce the Company’s operating expenses.

          Assuming there are no significant changes to the Company’s business plan, management expects to maintain savings of over 50% from annualized fourth quarter 2001 levels. During the fourth quarter of 2002 and the first and second quarters of 2003, management met its current target to reach a quarterly operating expense level of between approximately $4,000,000 and $5,000,000.

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

          Based on historical results and the forecasted levels discussed above, management expects that the Company will incur operating expenses of between $16,000,000 and $18,000,000 during 2003. However, there can be no assurances that actual operating expenses will not be significantly higher. The Company will also be required to fund inventory procurement and other expenditures. While management expects to fund a portion of these activities through gross profits resulting from revenues, the Company will be required to obtain most of such amounts through outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of certain of these warrants, the exercise prices were reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the exercise price of the warrants not been reduced. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

          From January 1, 2003 through the date of this filing, the Company raised approximately $15,000,000 through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. Due in large part to the Company’s current stock price, the depressed general capital markets and the cost-cutting efforts, the individual equity financings that the Company has completed in recent quarters have been of a smaller size when compared to those transacted in previous periods.

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

4.     BORROWINGS

          On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note that bore interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount to be amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal was repaid on May 30, 2003 through the: i) $89,000 discount, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, and iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share. The Company repaid the accrued interest on the note through the issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share. During the three and six months ended June 30, 2003, the Company recorded interest expense of $10,222 and $11,229, respectively. During the three and six months ended June 30, 2003, the Company recorded additional interest expense related to the amortization of note discount of $387,124 and $393,594, respectively, which six-month amortization balance includes the write-off of the remaining discount at the time of repayment. The Company had no outstanding principal or interest related to this note at either June 30, 2003 or December 31, 2002.

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

          During May 2003, the Company received gross proceeds of $3,000,000 through a private placement of 9,375,000 shares of its common stock to certain investors. The shares were sold at $0.32 per share, representing an approximate 20% discount to the closing price of the shares for the ten trading days immediately prior to the date of the agreement. In connection with this private placement, the Company issued to the investors three-year callable warrants to purchase 3,281,250 shares of common stock. These warrants have an exercise price of $0.45 if exercised in the first year, $0.90 if exercised in the second year and $1.35 if exercised in the third and final year.

          During June 2003, the Company received gross proceeds of $2,000,000 through a private placement of 5,405,405 shares of its common stock to an investor. The shares were sold at $0.37 per share, representing an approximate 10% discount to the closing price of the shares for the ten trading days immediately prior to the date of the agreement. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 4,054,054 shares of common stock. These warrants have an exercise price of $0.75 if exercised in the first year, $1.50 if exercised in the second year and $2.25 if exercised in the third and final year.

          The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received gross proceeds of $1,000,000 and $3,354,167 through the issuance of 3,333,333 and 11,875,001 shares of its common stock during the three and six months ended June 30, 2003, respectively, and $772,180 through the issuance of 1,544,361 shares of its common stock during both the three and six months ended June 30, 2002, exclusive of the exercises made in connection with the note repayment discussed in “Borrowings” above. Concurrently with their exercise, the exercise price of such warrants was reduced from a weighted average of $1.25 per share to $0.28 per share during the six months ended June 30, 2003 and $3.16 per share to $0.50 per share during the six months ended June 30, 2002. At June 30, 2003, the Company had warrants outstanding to purchase 11,785,840 shares of its common stock at prices that range from $0.45 to $5.00 per share, with a weighted average of $1.94 per share.

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

          Revenues by geographical destination as a percentage of total revenues for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

United States	92%	90%	85%	79%
Europe, principally Germany	8%	8%	11%	15%
Asia, principally Japan	0%	2%	4%	6%

          Operations in various geographical areas are summarized as follows:

	As of and for the Three Months		As of and for the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

North America:
Total revenue	$2,562,738	$1,814,620	$3,892,627	$3,836,088
Net loss	(2,899,802)	(5,478,951)	(7,943,421)	(12,575,618)
Identifiable assets	15,039,431	13,241,773	15,039,431	13,241,773
Europe (1):
Total Revenue	$216,364	$152,721	$515,006	$714,824
Net loss	(332,869)	(1,036,364)	(655,114)	(1,876,312)
Identifiable assets	1,025,254	3,736,920	1,025,254	3,736,920
Asia:
Total revenue	$9,479	$46,122	$167,925	$272,472
Net loss	(24,195)	(140,836)	(36,809)	(219,861)
Identifiable assets	431,213	474,865	431,213	474,865

(1)	Included in the Company’s operations in Europe are expenses related to research and development activities conducted by a branch of the Company operating in Germany. These expenses were $284,597 and $400,752 for the three months ended June 30, 2003 and 2002, respectively, and $505,550 and $748,706 for the six months ended June 30, 2003 and 2002, respectively.

          The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the Three		As of and for the Six
	Months Ended June 30,		Months Ended June 30,

	2003	2002	2003	2002

Revenue:
Number of Customers	1	3	1	2
Percent of Total Revenue	45%	40%	31%	22%
Accounts Receivable:
Number of Customers	2	3	2	3
Percent of Total Accounts Receivable	65%	69%	65%	69%

7.     TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

          The Company has entered into various agreements with IBM. The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of FPDs (the “Engineering and Inventory Agreement”). Under the Engineering and Inventory Agreement, the Company was obligated to purchase certain components of the MA V system, including 24,000 computing units, as well as various numbers of FPDs and other accessories. The total cost to the Company of these purchases would have been over approximately $40,000,000. Under the Engineering and Inventory Agreement, the Company had the right to cancel this purchase commitment by paying a cancellation fee in an amount of approximately $4,000,000. In March 2003, the Company entered into an agreement with IBM under which the Company was released of its obligation to pay the penalty or procure this inventory other than $4,910,000 in MA V computing units, FPDs, peripherals and component parts. The final pricing provided to the Company represents a discount from the original contractual prices. Under the March 2003 agreement, IBM agreed to ship inventory monthly from March 2003 through December 2003 and the Company agreed to remit payments monthly from March 2003 through January 2004. IBM Global Finance provided a credit facility to the Company which provides credit to the Company for purchases of inventory under the March 2003 agreement. In connection with this credit facility, IBM Global Finance was granted a security interest in certain of the Company’s assets and the Company obtained a letter of credit from a third party lender for the benefit of IBM Global Finance in the amount of $375,000, for which the Company posted an equal amount of restricted cash. This security interest does not include patents and intellectual property. The Company has also entered into agreements with IBM under which IBM purchases MA V and Atigo products from the Company and markets and sells the systems worldwide to its own customers (the “Sales and Marketing Agreement”). During the three and six months ended June 30, 2003, the Company paid $1,306,942 and $2,073,299, respectively, to IBM related to design and development services and inventory purchases. During the same periods in 2002, the Company paid $340,706 and $1,370,017, respectively by IBM related to design and development services and inventory purchases. During the three and six months ended June 30, 2003, the Company recorded revenues of $30,453 and $36,615, respectively, related to sales of MA V and Atigo products to IBM. During the same periods in 2002, the Company recorded revenues of $10,141 and $99,795, respectively, related to sales of MAV products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

          Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During the three and six months ended June 30, 2003, the Company recorded revenues of approximately $161,898 and $414,554, respectively, related to sales of its products to the VAR. During the three and six months ended June 30, 2003, the Company recorded total research and development and sales and marketing expenses of $166,894 and $409,891, respectively, related to services performed by the End-Users. During the three and six months ended June 30, 2002, the Company recorded revenues of approximately $15,074 and $488,859, respectively, related to sales of its products to the VAR. During the three and six months ended June 30, 2002, the Company recorded total research and development and sales and marketing expenses of $318,842 and $397,617, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

8.     SUBSEQUENT EVENTS

          Subsequent to June 30, 2003, the Company received gross proceeds of approximately $3,000,000 through the issuance of 7,335,304 shares of its common stock upon the exercise of outstanding warrants. Concurrently with their exercise, the exercise price of 4,054,054 of such warrants was reduced from $0.75 per share to $0.40 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          To keep investors informed of the Company’s future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by the Company and its officers from time to time contain certain statements concerning the Company’s future results, future performance, intentions, objectives, plans and expectations that are, or may be deemed to be, “forward-looking” statements. The Company’s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company’s actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to execute its business strategy, to profit from its products and services as expected, to compete, to maintain superior technological capability, to foresee changes and to continue to identify, develop and commercialize innovative and competitive products and services, to penetrate different markets and successfully expand its revenue, to attract and retain technologically qualified personnel, particularly in the areas of research and development, and the Company’s ability to generate such cash flow and obtain financing to support its operations and growth (see generally “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” contained therein) and other risks described in this Quarterly Report on Form 10-Q and other filings with the SEC.

OVERVIEW

          Xybernaut Corporation, a Delaware corporation (“Xybernaut” or the “Company”), is engaged in the research, development, manufacture, marketing and sale of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (“XSI”). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany).

          The Company was originally incorporated in 1990 and completed its initial public offering (“IPO”) in July 1996. In April 2000, Xybernaut acquired XSI. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S.), Xybernaut Development Corporation (Virginia, U.S.), Xybernaut K.K. (Yokohama, Japan), and Xybernaut GmbH (Böblingen, Germany). All significant intercompany accounts and transactions have been eliminated in the consolidation.

          Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property. Since their commercial introductions, the Company has recognized revenue of approximately $23,000,000 on sales of approximately 5,800 MA and Atigo systems.

          A number of trends are expected to have a significant effect on the Company’s operations in the future. In recent quarters, many of the Company’s large customers deferred or delayed anticipated purchases of Company products because of uncertain economic conditions. If these conditions persist or worsen, it is possible that more potential customers will defer, delay or cancel scheduled purchases, which would have an adverse effect on Company operations. While the Company expects general economic conditions to begin improving during the second half of 2003 and early 2004, there can be no assurance that this expectation will be realized. Additionally, to the extent that potential customers have concerns about purchases from smaller suppliers as a result of challenging economic conditions for small capitalization technology companies, such concerns could have a negative impact on the Company’s revenues.

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

RESULTS OF OPERATIONS

          The following table sets forth certain consolidated financial data as a percentage of revenues for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2	78.3	66.7	76.7
Provision for inventory and tooling	—	2.7	38.2	1.1

Gross income / (loss)	34.8	19.0	(4.9)	22.2

Operating expenses:
Sales and marketing	75.4	184.0	90.5	184.4
General and administrative	35.0	80.6	43.3	67.9
Research and development	30.8	80.4	43.7	73.1
Restructuring charges	—	7.7	—	3.2

Total operating expenses	141.2	352.7	177.5	328.6

Interest and other	(10.4)	3.2	(6.3)	2.2

Net loss	(116.8%)	(330.6%)	(188.7%)	(304.2%)

THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUE. The Company derives its revenue from product sales of its wearable and mobile computers and components, product sales of software and consulting services. Total revenue for the three months ended June 30, 2003 was $2,788,581, an increase of $775,118, or 39%, compared to the three months ended June 30, 2002. Sales from the Company’s mobile/wearable computers increased $617,369, or 53%, to $1,775,792 for the three months ended June 30, 2003 compared to the same period in 2002. This growth in hardware revenues was driven primarily from the Company’s U.S. operations which increased $632,732 from the prior year. This growth was due to increased Atigo sales of $1,175,676, partially offset by a $469,367 decrease in sales of MA V systems and a $73,577 decrease in MA IV and poma®. European hardware sales increased 16%, or $23,421, in the second quarter of 2003 compared with the same period in 2002, due primarily to a $89,820 increase in sales of MA V and Atigo systems and accessories offset by a $66,399 decrease in sales of MA IV and MA TC systems. Hardware revenues from Asia, consisting primarily of MA V systems in the second quarter of 2003, decreased by $38,784 compared with the same period in 2002, which consisted of both MA V and poma systems. There were no software revenue sales in either the second quarter of 2003 or 2002. Revenue from software products generally consists of a few large transactions that periodically occur that are unrelated to the Company’s hardware products. The Company’s consulting, licensing and other revenue for the three months ended June 30, 2003 was $1,012,789, an increase of $157,749, or 18%, from revenue for the three months ended June 30, 2002. This increase is largely due to a $115,386 increase in consulting sales related to U.S. operations due to approximately $70,000 of increased activity on large consulting contracts in 2003 compared with 2002 and $32,500 in configuration and customization services related to 2003 Atigo sales for which there were no comparable sales in 2002.

COST OF SALES. The Company’s cost of sales includes the costs of components for the Company’s wearable and mobile computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended June 30, 2003 was $1,818,106, an increase of $187,335, or 11%, compared to the three months ended June 30, 2002. This increase is primarily the result of an increase in hardware cost of sales of $181,103, or 18%, for the second quarter of 2003 compared to the same period in 2002. Included in total cost of sales for the three months ended June 30, 2002 is a $53,958 provision for inventory and tooling for which no such provision is recorded in 2003. Total gross margins, excluding the provision for inventory, were 35% and 22%, for the second quarter of 2003 and 2002, respectively. Gross margins from hardware sales from the second three months of 2003 were 33% compared to 12% for 2002. The more favorable gross margin in 2003 can be attributed to sales of the Atigo product line, which was introduced in the third quarter of 2002, since margins are typically highest following a product’s commercial launch. Also contributing to the favorable gross margin in 2003 compared to 2002 is a $138,276 warranty cost in 2002 compared to $26,961 in 2003. Consulting cost of sales in the second quarter of 2003 compared to the same period in 2002 increased $60,190, or 11%. Consulting, licensing and other gross margins were 38% and 34% for the 2003 and 2002 periods, respectively. Gross margins on consulting contracts in 2003 were more favorable compared to margins in 2002 due to increased billing rates for consulting labor that became effective beginning in the third quarter of 2002.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended June 30, 2003 were $2,103,423, a decrease of $1,601,345, or 43%, compared to the corresponding period in 2002. In the U.S. operations, sales and marketing expenses in the second quarter of 2003 relating to salaries and benefits, consulting, promotional items and travel expenses decreased approximately $397,000, $300,000, $56,000 and $72,000, respectively, compared to the same period in 2002. This was primarily the result of cost saving measures. Additional cost saving measures in the Company’s European and Asian operations resulted in decreases of approximately $410,000 in salaries and benefits, facilities and consulting in the second quarter of 2003 compared to the second quarter of 2002. Another decrease of $196,640 was related to non-cash marketing expenses for outside services funded through the issuance of the Company’s equity securities for the three months ended June 30, 2003 of $43,265 compared to $239,905 during the same period in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2003 were

$975,837, a decrease of $647,263, or 40%, compared to the same period in 2002. As a result of the Company’s cost saving measures, general and administrative expenses in the second quarter of 2003 relating to salaries and benefits, insurance and consulting decreased approximately $238,000, $67,000 and $98,000, respectively, compared to the same period in 2002.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general mobile and wearable computing technologies. Research and development expenses for the three months ended June 30, 2003 were $858,193, a decrease of $761,179, or 47%, compared to the corresponding period in 2002. This decrease resulted largely from an approximate $393,000 decline in outside research services for general wearable technology. There was an additional decrease resulting from an approximate $80,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Expenditures during the 2002 period related to the Atigo product line. In addition, the research and development expenses related to salaries and benefits of the Company’s U.S. and Asian operations decreased by $179,000 and $28,000, respectively, from the three months ended June 30, 2002 to 2003 due to cost saving measures.

INTEREST AND OTHER, NET. Net interest and other expense for the three months ended June 30, 2003 was $289,741, a decrease of $355,943 compared to net interest and other income of $66,202 the same period in 2002. Included in the 2003 net interest and other expense balance is $321,345 in non-cash amortization of a note discount recorded for early repayment of debt.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended June 30, 2003 was $147, a decrease of $2,424, compared to the income tax provision for the three months ended June 30, 2002. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

NET LOSS. As a result of the factors described above, the net loss for the three months ended June 30, 2003 was $3,256,866, a decrease of $3,399,285 or 51%, compared to the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUE. The Company derives its revenue from product sales of its wearable and mobile computers and components, product sales of software and consulting services. Total revenue for the six months ended June 30, 2003 was $4,575,558, a decrease of $247,826, or 5%, compared to the six months ended June 30, 2002. Sales from the Company’s mobile/wearable computers decreased $318,111, or 11%, to $2,600,504 for the six months ended June 30, 2003 compared to the same period in 2002. Hardware revenues from U.S. operations increased slightly by $40,050 in the first two quarters of 2003 compared with the same period in 2002. Atigo sales for U.S. operations increased $1,330,101 in the six months ended June 30, 2003 compared to the same period in 2002. This increase is partially offset by a decline of $926,315 related to sales of MAV, MA IV and poma systems in 2003 compared to 2002. In addition, the revenues for the first half of 2002 include $363,736 of revenues related to the bulk sale of components for the MA V system for which there was no corresponding revenues in 2003. There was also a $254,865 decrease in European hardware sales in the first half of 2003 compared with the same period in 2002, due primarily to a decrease of $343,609 in sales of MA systems which is offset by an increase in Atigo systems sales of $88,744. Hardware revenues from Asia, consisting primarily of MA V systems, decreased by $103,296 in the first half of 2003 compared with the same period in 2002. There were no software revenue sales in either the first half of 2003 or 2002. Revenue from software products generally consists of a few large transactions that periodically occur that are unrelated to the Company’s hardware products. The Company’s consulting, licensing and other revenue for the six months ended June 30, 2003 was $1,975,054, an increase of $70,285, or 4%, from revenue for the six months ended June 30, 2002.

COST OF SALES. The Company’s cost of sales includes the costs of components for the Company’s wearable and mobile computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the six months ended June 30, 2003 was $4,801,466, an increase of $1,047,718, or 28%, compared to the six months ended June 30, 2002. This increase resulted from the $1,749,354 provision for inventory related to the MA V product line recorded in the first quarter of 2003 compared to a $53,958 provision for inventory and tooling recorded in the second quarter of 2002. Total gross margins, excluding the provision for inventory, were 33% and 23%, for the first half of 2003 and 2002, respectively. The cost of sales related to the Company’s hardware products decreased by $649,015, or 26%, from the six months ended June 30, 2003 compared to the same period in 2002. This decrease in hardware product cost of sales is more than the 10% decrease in hardware product sales. Gross margins from hardware sales from the first half of 2003 were 30% compared to 15% for 2002. The favorable gross margin in 2003 can be attributed to gross margins related to sales of the Atigo product line, which was introduced in the third quarter of 2002, since margins are typically highest following a product’s commercial launch. Also, the $363,736 sale of components for the MA V system in the first quarter of 2002 had less than a 1% margin because the components were deemed obsolete in 2001 and were written down to their estimated net realizable value. Consulting, licensing and other gross margins were consistent at 38% and 36% for the 2003 and 2002 periods, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ended June 30, 2003 were $4,140,929, a decrease of $4,751,264, or 53%, compared to the corresponding period in 2002. Sales and marketing expenses in the U.S. in the first half of 2003 relating to salaries and benefits, consulting, conferences, promotional items and travel expenses decreased approximately $1,639,000, $606,000, $826,000, $120,000 and $165,000, respectively, compared to the same period in 2002. This was primarily the result of cost saving measures undertaken in the last three quarters of 2002. The reduction in conference expenses was primarily due to the fact that the Company’s International Conference on Wearable Computing (“ICWC”) was held at Chicago Comdex during 2002; a similar event did not occur during the 2003 period. Additional cost savings measures in the Company’s European and Asian operations resulted in decreases of approximately $866,000 in salaries and benefits, facilities and consulting in the first half of 2003 compared to the first half of 2002. Another decrease of $341,542 was related to non-cash marketing expenses for outside services funded through the issuance of the Company’s equity securities for the six months ended June 30, 2003 of $60,001 compared to $401,543 during the same period in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2003 were $1,980,375, a decrease of $1,296,087, or 40%, compared to the same period in 2002. As a result of the cost saving measures, general and administrative expenses in the first quarter of 2003 relating to salaries and benefits, insurance and consulting decreased approximately $467,000, $82,000 and $253,000, respectively, compared to the same period in 2002.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general mobile and wearable computing technologies. Research and development expenses for the six months ended June 30, 2003 were $2,000,328, a decrease of $1,523,810, or 43%, compared to the corresponding period in 2002. This decrease resulted largely from an approximate $671,000 decline in outside research services for general wearable technology. There was an additional decrease resulting from an approximate $218,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Expenditures during the 2002 period related to the Atigo product line. In addition, the research and development expenses related to salaries and benefits of the Company’s U.S. and Asian operations decreased by $407,000 and $75,000, respectively, from the three months ended June 30, 2002 to 2003 due to cost saving measures.

INTEREST AND OTHER, NET. Net interest and other expense for the six months ended June 30, 2003 was $287,545, a decrease of $398,750, compared to net interest and other income of $111,205 for the same period in 2002. Included in the 2003 net interest and other expense balance is $393,594 in non-cash amortization of a note discount recorded for early repayment of debt.

PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 2003 was $259, a decrease of $4,346, compared to the income tax provision for the six months ended June 30, 2002. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

NET LOSS. As a result of the factors described above, the net loss for the six months ended June 30, 2003 was $8,635,344, a decrease of $6,036,447 or 41%, compared to the six months ended June 30, 2002.

OTHER OPERATING ACTIVITIES

     For the six months ended June 30, 2003, the Company’s operating activities used cash of $7,842,832 as a result of its net loss of $8,635,344 and net working capital requirements of $2,513,420, offset by non-cash expenses of $3,305,932. The Company’s investing activities used cash of $676,418. These activities were funded through the Company’s financing activities which provided cash of $11,775,077 through the private placement of common stock, exercise of warrants and borrowings. As a result, the Company’s cash balance increased to $5,329,525 at June 30, 2003 from $1,967,710 at December 31, 2002.

     For the six months ended June 30, 2002, the Company’s operating activities used cash of $12,975,208 as a result of its net loss of $14,671,791 and net working capital requirements of $122,997, offset by non-cash expenses of $1,819,580. The Company’s investing activities used cash of $947,593. These activities were funded through the Company’s financing activities which provided cash of $13,715,227, principally through the private placement of common stock, exercise of warrants and borrowings. As a result, the Company’s cash balance decreased to $2,778,522 at June 30, 2002 from $3,172,609 at December 31, 2001.

     For hardware product sales, the Company generally provides standard warranties of one-year on parts and six-months on labor. The Company also offers additional extended warranties. The Company’s suppliers for the significant components of the MA and Atigo products generally provide the Company with similar warranties. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. The provision represents an estimate of costs to be incurred above and beyond the warranties offered to the Company by its suppliers. In the event that the Company is not able to obtain from its suppliers the necessary products or services to meet its warranty obligations, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past.

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

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to the Company’s former President and current Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a personal margin loan from an investment bank. The loan was made pursuant to a promissory note that was secured by shares of the officer’s personal common stock holdings of the Company and accrued interest at 8% per year. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate to 6%, reflective of a general decline in interest rates over this period. On December 17, 2002, the $1,086,891 in outstanding principal and interest was repaid in full through the i) transfer by the officer to the Company of 1,108,343 shares of the Company’s common stock personally held by the officer, which amount includes the shares that were pledged as collateral, which were valued at $681,631, and ii) cancellation of all of the officer’s 742,049 options to purchase shares of the Company’s common stock that had been granted prior to the date of repayment, which were valued at $405,260. Effective December 31, 2002, the Company cancelled the 1,108,343 shares of common stock transferred through this repayment. To determine the fair market value of the transfer of shares of stock and the cancellation of stock options, the Company used the market price of the Company’s common stock on the date of repayment and the Black-Scholes option-pricing model, respectively. The variables used in the Black-Scholes option-pricing model were as follows: i) the risk free rate was 3.03%, which was the yield of 5-year Treasury Notes issued November 15, 2002, and ii) the standard deviation of stock return was 131.25%, which was the volatility of the Company’s stock calculated using the end of the month stock price for the period from January 1, 2000 through December 31, 2002. The outstanding principal and interest owed by the officer to the Company under this promissory note totaled $0 at both June 30, 2003 and December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the completion of its initial public offering (“IPO”), the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s financing and borrowing activities for the twelve months ended December 31, 2002 and the six months ended June 30, 2003 are provided below.

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

     During May 2003, the Company received gross proceeds of $3,000,000 through a private placement of 9,375,000 shares of its common stock to certain investors. The shares were sold at $0.32 per share, representing an approximate 20% discount to the closing price of the shares for the ten trading days immediately prior to the date of the agreement. In connection with this private placement, the Company issued to the investors three-year callable warrants to purchase 3,281,250 shares of common stock. These warrants have an exercise price of $0.45 if exercised in the first year, $0.90 if exercised in the second year and $1.35 if exercised in the third and final year.

     During June 2003, the Company received gross proceeds of $2,000,000 through a private placement of 5,405,405 shares of its common stock to an investor. The shares were sold at $0.37 per share, representing an approximate 10% discount to the closing price of the shares for the ten trading days immediately prior to the date of the agreement. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 4,054,054 shares of common stock. These warrants have an exercise price of $0.75 if exercised in the first year, $1.50 if exercised in the second year and $2.25 if exercised in the third and final year.

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received gross proceeds of $3,354,167 and $3,146,183 through the issuance of 11,875,001 and 17,350,627 shares of its common stock during the six months ended June 30, 2003 and twelve months ended December 31, 2002, respectively, exclusive of the exercises made in connection with the note repayment discussed in “Borrowings” below. Concurrently with their exercise, the exercise price of such warrants was reduced from a weighted average of $1.25 per share to $0.28 per share during 2003 and $1.61 per share to $0.18 per share during 2002. At June 30, 2003, the Company had warrants outstanding to purchase 11,785,840 shares of its common stock at prices that range from $0.45 to $5.00 per share, with a weighted average of $1.94 per share.

Borrowings

     During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bore interest at 6.0% per annum and was due on or before June 30, 2003. This note was repaid in August 2002 from the proceeds of a private placement.

     On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note that bore interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount to be amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal was repaid on May 30, 2003 through the: i) $89,000 discount, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, and iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share. The Company repaid the accrued interest on the note through the issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share. During the three and six months ended June 30, 2003, the Company recorded interest expense of $10,222 and $11,229, respectively. During the three and six months ended June 30, 2003, the Company recorded additional interest expense related to the amortization of note discount of $387,124 and $393,594, respectively, which six-month amortization balance includes the write-off of the remaining discount at the time of repayment. The Company had no outstanding principal or interest related to this note at either June 30, 2003 or December 31, 2002.

Commitments

     Inventory. At June 30, 2003, the Company had commitments to purchase inventory, tooling and/or engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company expects that it will enter into similar commitments in the future as it designs, develops and procures future mobile and wearable computer product lines.

     Under its original agreements with IBM, the Company was obligated to purchase certain components of the MA V system, including 24,000 computing units, as well as various numbers of FPDs and other accessories. The total cost to the Company of these purchases would have been over approximately $40,000,000. Under the original agreements, the Company had the right to cancel this purchase commitment by paying a cancellation fee in an amount of approximately $4,000,000. In March 2003, the Company entered into an agreement with IBM under which the Company was released of its obligation to pay the penalty or procure this inventory other than $4,910,000 in MA V computing units, FPDs, peripherals and component parts. The final pricing provided to the Company represents a discount from the original contractual prices. Under the March 2003 agreement, IBM agreed to ship inventory monthly from March 2003 through December 2003 and the Company agreed to remit payments monthly from March 2003 through January 2004. IBM Global Finance provided a credit facility to the Company which provides credit to the Company for purchases of inventory under the March 2003 agreement. In connection with this credit facility, IBM Global Finance was granted a security interest in certain of the Company’s assets and the Company obtained a letter of credit from a third party lender for the benefit of IBM Global Finance in the amount of $375,000, for which the Company posted an equal amount of restricted cash. This security interest does not include patents and intellectual property.

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

     Excluding the potential impact of contract modifications, the Company estimates that it will make total payments of approximately $4,000,000 during the period from July 2003 through January 2004 related to inventory commitments as of June 30, 2003, which amount includes the commitment to purchase the additional MA V products from IBM discussed above. The Company may enter into similar inventory and engineering commitments in the future as it designs, develops and procures future mobile and wearable computer product lines.

     Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2005. Future minimum payments under noncancelable operating leases as of June 30, 2003 are:

For the Year Ending December 31,

2003	$240,428
2004	205,987
2005	160,366
2006	—
2007	—

$606,781

Other Liquidity and Capital Resources Disclosures

     At June 30, 2003, the Company had accounts receivable, net of allowances and unbilled accounts receivable, of $2,696,096, an increase of $415,431, or 18%, from the December 31, 2002 balance of $2,280,665. This increase is caused in part by the 7% increase in total revenues from the three months ended December 31, 2002 of $2,604,850 to the three months ended June 30, 2003 of $2,788,581. Also, included in the accounts receivable at June 30, 2003 is a large accounts receivable from one customer of $1,253,992 from second quarter sales that the Company substantially collected on in the third quarter, compared to a large sale in December to one customer that accounted for a $1,103,200 balance in accounts receivable at December 31, 2002 for which the Company collected the balance in 2003. Management does not believe this increase in accounts receivable was caused by qualitative factors related to the Company’s business such as changes in credit terms, slower paying customers or the impact of a change in economic environment. In addition, accounts receivable at June 30, 2003 and December 31, 2002 include $478,996 and $1,130,206, respectively, of unbilled accounts receivable representing amounts earned and recorded under the percentage of completion method of accounting on a long-term contract of XSI. The Company expects to bill this amount in 2003 upon reaching certain milestones in the contract.

     At June 30, 2003, the Company had inventory, net of reserves, of $3,790,948, an increase of $1,397,483, or 58%, from the December 31, 2002 balance of $2,393,465. This increase was primarily due to the receipt of MA V inventory from IBM under the March 2003 agreement discussed in the “Commitments” section above and is evidenced by the $1,047,065 increase in MA V inventory of $2,701,570 at June 30, 2003 from $1,654,505 at December 31, 2002.

     The deferred revenue balances at June 30, 2003 and December 31, 2002 result primarily from billings to customers that were in excess of revenue recognized on service contracts and hardware warranties. Such deferred revenue will be recognized as revenue as the revenue recognition criteria are met.

     The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $139,658,503 at June 30, 2003. The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. During 2003 and 2002, the Company has funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

     The Company’s management has taken steps that it believes are necessary to improve the Company’s operations and raise additional capital, both of which are needed to enhance its ability to meet its cash flow needs through December 31, 2003 and thereafter. Beginning in April 2002, management has performed reviews of the Company’s operations and implemented various cost cutting programs to significantly reduce the Company’s operating expenses.

     Assuming there are no significant changes to the Company’s business plan, management expects to maintain savings of over 50% from annualized fourth quarter 2001 levels. During the fourth quarter of 2002 and the first and second quarters of 2003, management met its current target to reach a quarterly net operating expense level of between approximately $4,000,000 and $5,000,000. Through the second quarter of 2003, the Company had reduced its net operating expenses for six consecutive quarters, resulting in over a 60% decline from fourth quarter 2001 levels.

      The term “net operating expense” represents a non-GAAP financial measure within the meaning of Securities and Exchange Commission (“SEC”) regulations. The Company’s management uses “net operating expenses” in reviewing the results of its operations as well as in analyzing the impact of the various cost-saving initiatives it has implemented or plans to implement in the future. When used herein, net-operating expenses represent total operating expenses as reported on the Company’s consolidated statements of operations (as reported in accordance with U.S. GAAP) as adjusted for restructuring charges (as reported in accordance with U.S. GAAP) as well as certain other non-recurring transactions (that do not meet the criteria for recordation as restructuring charges). Management believes that by reviewing net operating expenses, it is better able to focus on the Company’s recurring operations than it would be if it reviewed total operating expenses, which include charges such as severance payments to terminated employees, charges related to reductions in facilities and other large charges related to non-recurring activities. The net operating expenses discussed or presented in the Company’s press releases, SEC filings, conference calls or other public disclosures reconcile to the total operating expenses included on the Company’s consolidated statements of operations as follows:

	Fourth quarter	First quarter	Second quarter	Third quarter
	of 2001	of 2002	of 2002	of 2002

Total operating expenses	$10,114,109	$8,745,553	$7,102,474	$8,101,940
Restructuring charges	—	—	(155,234)	(361,227)
Charges for cancellation of a marketing and lease agreement	—	—	—	(729,511)
(Reserve), and subsequent reversal, of note receivable	—	—	—	(1,015,575)

Net operating expenses	$10,114,109	$8,745,553	$6,947,240	$5,995,627

	Fourth quarter	First quarter	Second quarter
	of 2002	of 2003	of 2003

Total operating expenses	$4,092,317	$4,184,179	$3,937,453
Restructuring charges	(521,699)	—	—
Charges for cancellation of a marketing and lease agreement	(127,500)	—	—
(Reserve), and subsequent reversal, of note receivable	1,015,575	—	—

Net operating expenses	$4,458,693	$4,184,179	$3,937,453

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

     Based on historical results and the forecasted levels discussed above, management expects that the Company will incur operating expenses of between $16,000,000 and $18,000,000 during 2003. However, there can be no assurances that actual operating expenses will not be significantly higher. The Company will also be required to fund inventory procurement and other expenditures. While management expects to fund a portion of these activities through gross profits resulting from revenues, the Company will be required to obtain most of such amounts through outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of certain of these warrants, the exercise prices were reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the exercise price of the warrants not been reduced. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

     From January 1, 2003 through the date of this filing, the Company raised approximately $15,000,000 through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. Based on the Company’s cash balance and forecasted operations, management does not believe that the Company will be required to raise additional capital during the remainder of 2003. Due in large part to the Company’s current stock price, the depressed general capital markets and cost-cutting efforts described above, the individual equity financings that the Company has completed in recent quarters have been of a smaller size when compared to those transacted in previous periods. The equity markets, especially for small capitalization technology stocks, have remained depressed, and the U.S. and world economies have generally been in a decline or recession. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital.

     Certain of the Company’s liabilities are past their stated terms of payment, including those owed to vendors that provide services and inventory which are required by the Company to execute its business plan. In general, any company that does not pay its suppliers in a timely manner is at risk of being forced into an involuntary bankruptcy proceeding instituted by creditors, which may provide for the liquidation of assets or the reorganization of assets and debts. The Company generally believes that it has a reasonably good relationship with most of its vendors and creditors. However certain of its vendors have filed legal actions to recover overdue accounts payables and ceased providing services and products to the Company. There can be no assurances that other vendors will not pursue similar actions.

     On July 22, 2002, the Company received notice from Nasdaq that the Company’s common stock had closed below $1 per share for 30 consecutive trading days. Effective October 29, 2002, the Company was granted a transfer to the Nasdaq SmallCap® Market. Effective July 18, 2003, the Company was provided an extension by Nasdaq until October 15, 2003 for the stock price to close above $1 for ten consecutive trading days.

     On January 30, 2003, Nasdaq issued a press release in which it “announced plans to extend a pilot program governing bid price rules for all Nasdaq National Market® and Nasdaq SmallCap issuers. The proposal will allow issuers that meet heightened financial requirements to benefit from extended compliance periods for satisfying minimum bid price requirements. The proposed rule changes would [amongst other changes] extend the bid price grace period for SmallCap issuers demonstrating compliance with the core SmallCap initial listing criteria from 180 to up to 540 days (approximately 18 months). Compliance with this standard will be verified every 180 days. NASDAQ will present the overall plan to the Securities and Exchange Commission for approval prior to implementing the proposed changes.”

     The Company’s management believes it is currently in compliance with all such listing criteria and management anticipates it will remain in compliance for the foreseeable future. However, there can be no assurances that the Company will be able to remain in compliance in the future or that the SEC will grant the Nasdaq the requisite approval to adopt this proposal. Prior to the delisting of the Company’s common stock, the Company can appeal Nasdaq for an extension or for other remedies. If necessary, management intends to fully exercise all of its rights and options to maintain its listing. If the Company is unable to remain on the SmallCap Market or other national exchange, it may trade on the Over the Counter Bulletin Board or Pink Sheets markets, which would significantly reduce the liquidity in the stock and interest of potential investors in purchasing the stock.

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

     If the Company is unable to obtain sufficient additional financing, it will be required to reduce spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce spending if required. However, such reduction would negatively impact progress on implementing the Company’s business plan, and may require substantial reductions in the purchase commitments disclosed herein.

Contractual Obligations and Commercial Commitments

     The Company’s significant contractual obligations as of June 30, 2003 are for lease payments related to a reduction in facilities classified as restructuring in 2002, operating leases (primarily for office space) and inventory commitments.

		Payments Due by Periods

	Total	2003	2004	2005	2006	2007

Restructuring Liability	$153,884	$34,589	$62,330	$56,965	$—	$—
Operating Leases	606,781	240,428	205,987	160,366	—	—
Capital Lease	3,180	3,180	—	—	—	—
Inventory Commitments	4,000,000	3,500,000	500,000	—	—	—

	$4,763,845	$3,778,197	$768,317	$217,331	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at June 30, 2003. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro, or in which the U.S. Dollar equivalent is determined by the values of such currencies. Prior to the adoption of the Euro, the Company also regularly entered into transactions denominated in the German Deutsche Mark. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the Deutsche Mark to the Euro. The effect of this conversion was an increase of $151,123 on beginning accumulated deficit, which is included in the foreign currency translation balance. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. For the three and six months ended June 30, 2003, the Company’s operations in Europe comprised 7.8% and 11.3% of its total revenue and 10.2% and 7.6% of its net loss, respectively, compared to 7.6% and 14.8% of its total revenue and 15.6% and 12.8% of its net loss, respectively, in the same periods for 2002. For the three and six months ended June 30, 2003, the Company’s operations in Asia comprised 0.3% and 3.7% of its total revenue and 0.7% and 0.4% of its net loss, respectively, compared to 2.3% and 5.6% of its total revenue and 2.1% and 1.5% of its net loss, respectively, in the same periods for 2002. At June 30, 2003, the Company’s assets in Europe and Asia comprised 6.2% and 2.6% of its total assets, respectively, compared to 21.4% and 2.7% of its total assets at June 30, 2002, respectively. According to published sources, the average fluctuation of the European Euro during the three and six months ended June 30, 2003 was 3.9% and 4.9%, respectively, compared to 5.1% and 0.8% for the same period in 2002, respectively. According to published sources, the average fluctuation of the Japanese Yen during the three and six months ended June 30, 2003 was 0.0% and -0.1%, respectively, compared to 4.3% and 1.1% for the same period in 2002, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2003 and 2002.

INTEREST RATE SENSITIVITY

     The Company is party to certain debt and credit instruments and continues to explore various financing alternatives, including debt financings. If additional funds are raised through borrowings, the Company will be subject to additional interest charges. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. If the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first two quarters of fiscal year 2003 was 4.25% for each period, compared to a 4.75% average prime interest rate during the same periods in 2002, respectively. For 2003 and 2002, the prime interest rate fluctuation from January 1 to June 30 of each year was 0%. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2003 and 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act rules. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and President concluded that the design and execution of the Company’s disclosure controls and procedures is effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     During May 2003, the Company received gross proceeds of $3,000,000 through a private placement of 9,375,000 shares of its common stock to certain investors. The shares were sold at $0.32 per share, representing an approximate 20% discount to the closing price of the shares for the ten trading days immediately prior to the date of the agreement. In connection with this private placement, the Company issued to the investors three-year callable warrants to purchase 3,281,250 shares of common stock. These warrants have an exercise price of $0.45 if exercised in the first year, $0.90 if exercised in the second year and $1.35 if exercised in the third and final year. The net proceeds of the placement were used for working capital of the Company. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     During June 2003, the Company received gross proceeds of $2,000,000 through a private placement of 5,405,405 shares of its common stock to an investor. The shares were sold at $0.37 per share, representing an approximate 10% discount to the closing price of the shares for the ten trading days immediately prior to the date of the agreement. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 4,054,054 shares of common stock. These warrants have an exercise price of $0.75 if exercised in the first year, $1.50 if exercised in the second year and $2.25 if exercised in the third and final year. The net proceeds of the placement were used for working capital of the Company. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B) REPORTS ON FORM 8-K

On July 11, 2003, the Company filed a report on Form 8-K disclosing a press release that had been issued that announced certain preliminary information relating to revenues for the fiscal quarter ended June 30, 2003.

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

Date: August 13, 2003