Form 10-Q
period 2003-09-30
XYBERNAUT CORP
filed 2003-11-13
CIK 1013148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT ON FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

COMMISSION FILE NUMBER 0-21013

XYBERNAUT CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION)	54-1799851 (I.R.S. EMPLOYER IDENTIFICATION NO.)

12701 FAIR LAKES CIRCLE, FAIRFAX, VA 22033
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)

(703) 631-6925
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

     The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of November 10, 2003 was 167,946,564.

XYBERNAUT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$13,063,053	$1,967,710
Restricted cash	876,111	500,000
Accounts receivable, net of allowances of $205,340 and $202,911	2,199,246	3,410,871
Inventory, net of reserves of $2,662,658 and $0	2,722,394	2,393,465
Prepaid and other current assets	684,398	804,102

Total current assets	19,545,202	9,076,148

Property, equipment and demonstration units, net	394,270	590,387

Other assets:
Patent costs, net of accumulated amortization of $1,851,398 and $1,516,758	927,248	1,052,518
Tooling costs, net of accumulated amortization of $807,917 and $141,122 and reserves of $325,000 and $250,000	58,226	776,699
Other	666,383	639,619

Total other assets	1,651,857	2,468,836

Total assets	$21,591,329	$12,135,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$2,277,685	$3,007,647
Accrued expenses and other	1,742,827	1,473,506
Deferred revenue	356,905	88,460
Notes payable	784	8,376

Total current liabilities	4,378,201	4,577,989
Long-term restructuring liability	71,857	119,295

Total liabilities	$4,450,058	$4,697,284

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 167,880,064 and 113,615,722 shares issued and outstanding	$1,678,801	$1,136,157
Additional paid-in capital	159,403,942	137,181,587
Foreign currency translation	391,270	143,502
Accumulated deficit	(144,332,742)	(131,023,159)

Total stockholders’ equity	$17,141,271	$7,438,087

Total liabilities and stockholders’ equity	$21,591,329	$12,135,371

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue:
Hardware	$1,621,532	$1,553,019	$4,222,036	$4,471,634
Consulting, licensing and other	1,081,589	992,308	3,056,643	2,897,077

Total revenue	2,703,121	2,545,327	7,278,679	7,368,711
Cost of sales:
Hardware	1,302,490	1,368,415	3,124,741	3,839,681
Consulting, licensing and other	690,998	610,976	1,920,859	1,839,500
Provision for inventory and tooling	1,500,000	359,217	3,249,354	413,175

Gross income / (loss)	(790,367)	206,719	(1,016,275)	1,276,355
Operating expenses:
Sales and marketing	2,058,762	3,749,623	6,199,691	12,641,816
General and administrative	1,042,434	1,373,240	3,022,809	4,649,702
Research and development	708,520	1,602,275	2,708,848	5,126,413
Provision for note receivable from officer	—	1,015,575	—	1,015,575
Restructuring charges	—	361,227	—	516,461

Total operating expenses	3,809,716	8,101,940	11,931,348	23,949,967

Operating loss	(4,600,083)	(7,895,221)	(12,947,623)	(22,673,612)
Interest and other income / (expense), net	(74,007)	24,581	(361,552)	135,786

Loss before provision for income taxes	(4,674,090)	(7,870,640)	(13,309,175)	(22,537,826)
Provision for income taxes	149	2,775	408	7,380

Net loss	$(4,674,239)	$(7,873,415)	$(13,309,583)	$(22,545,206)

Net loss per share (basic and diluted)	$(0.03)	$(0.10)	$(0.10)	$(0.33)

Weighted average number of shares outstanding (basic and diluted)	158,635,685	78,011,017	138,485,139	68,397,202

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(13,309,583)	$(22,545,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,520,926	1,383,183
Provision for inventory and tooling	3,249,354	413,175
Provision for note receivable from officer	—	1,015,575
Loss on disposal of assets	38,341	—
Non-cash restructuring charges	—	335,567
Non-cash charges for equity securities issued for services	218,313	1,665,704
Changes in assets and liabilities:
Inventory	(2,815,251)	849,296
Accounts receivable	1,228,285	362,758
Prepaid and other current assets	111,739	(188,146)
Other assets	(59,852)	(57,450)
Accounts payable	(786,682)	(649,490)
Accrued expenses and other	(361,223)	(127,730)
Restructuring liability	(60,641)	222,270
Deferred warranty costs	(69,315)	—
Deferred revenue	268,445	39,567

Net cash used in operating activities	$(10,827,144)	$(17,280,927)

Cash flows from investing activities:
Note receivable from officers, net	—	(24,145)
Acquisition of property, equipment and demonstration units	(256,012)	(666,592)
Acquisition of patents and trademarks	(211,156)	(425,844)
Restricted cash	(376,111)	—
Capitalization of tooling costs	(20,000)	—

Net cash used in investing activities	$(863,279)	$(1,116,581)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	14,636,009	14,192,440
Exercise of warrants	6,295,343	1,698,773
Exercise of stock options	26,878	3,047
Notes and loans	1,750,000	250,000
Payments for:
Capitalization of loan costs	(18,376)	(10,375)

Net cash provided by financing activities	$22,689,854	$16,133,885

Effect of exchange rate changes on cash and cash equivalents	95,912	(281,847)
Net increase in cash and cash equivalents	11,095,343	(2,545,470)
Cash and cash equivalents, beginning of period	1,967,710	3,172,609

Cash and cash equivalents, end of period	$13,063,053	$627,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$579	$1,966

Cash paid for taxes	$585	$22,011

Supplemental disclosure of non-cash financing activities:
Equity securities issued for future services, recorded as prepaid expenses when issued	$—	$1,919,498

Equity securities issued for services rendered, expensed in periods issued	$202,980	$159,587

Equity securities issued for settlement of accounts payable and accrued expenses	$—	$287,431

Equity securities issued for settlement of notes payable	$1,750,000	$250,000

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

     The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation, a Delaware Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2003 and December 31, 2002, and the results of their operations and cash flows for the three and nine months ended September 30, 2003 and 2002. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2003. Please refer to the Company’s Annual Report on Form 10-K/A for the complete financial statements.

2.     THE COMPANY AND FINANCING REQUIREMENTS

     The Company is engaged in the research, development, manufacture, marketing and sale of mobile, wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of captured data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $24,000,000 on sales of approximately 6,500 MA and Atigo systems.

     The Company was originally incorporated in 1990 and completed its initial public offering in July 1996. In April 2000, Xybernaut acquired Selfware, Inc, which subsequently changed its name to Xybernaut Solutions, Inc. (“XSI”). The merger was accounted for as a pooling of interests.

     The Company has recorded significant net losses since its inception and will require additional capital to fund its business plan and meet its ongoing obligations. Management believes the Company will be successful in its efforts to obtain such capital, having raised approximately $23,000,000 during the nine months ended September 30, 2003, and based on debt and equity financings currently available to the Company. In addition, the Company has reduced its operating expenses by significant amounts through a restructuring program and had approximately $13,000,000 in cash on hand as of September 30, 2003. However, there can be no assurance that the Company will not incur additional losses or will not require significant amounts of additional capital. If the Company is unable to obtain sufficient additional financing, it will be required to reduce spending further in order to maintain its operations at a reduced level. Management believes that it will be able to reduce spending if required but there can be no assurances that it can successfully do so.

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

  Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2003 and December 31, 2002, the Company had $876,111 and $500,000, respectively, in restricted cash. The balance at December 31, 2002 consisted of a $500,000 cash deposit that secures a long-term services contract. The balance at September 30, 2003 consisted of this same balance in addition to a $376,111 cash deposit and interest that secures a letter of credit held by a vendor. The restrictions on the $500,000 deposit are scheduled to lapse in late 2004, which date coincides with the completion of services pursuant to a follow-on contract awarded to the Company by the customer in the third quarter of 2003. The restrictions on the

$376,111 deposit are scheduled to lapse in the first quarter of 2004.

  Inventory

     At September 30, 2003, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. The Company anticipates that it will be required to sell certain of the MA V and other wearable computer systems and components at prices that are less than their production costs in order to sell the quantities of inventory on hand as well as the inventory to be delivered according to its current manufacturing contracts.

     During the nine months ended September 30, 2003, charges of $3,174,354 were recorded to reflect management’s estimate of losses to be incurred on the systems in inventory and on the total remaining production run of the MA V product line. A portion of this inventory charge was applied as an inventory reserve against the systems on hand. The remaining inventory charge related to systems and components that had not been received by the Company as of March 31, 2003, which was the period in which the underlying contracts were entered into. Since this inventory had not been received and was therefore not recorded as an asset, the Company recorded the expected losses on these future shipments as an accrued liability which is being reclassified to an inventory reserve or write-off as MA V systems and components are received during 2003. At September 30, 2003, these inventory charges were allocated as an inventory reserve totaling $2,662,658, an accrued liability totaling $497,016 and to demonstration units totaling $14,680. At December 31, 2002, no such balances were recorded.

     During the three months ended September 30, 2003, MA V systems and microchip components were received into inventory resulting in a reclassification of $378,282 and $240,543, respectively, from the existing accrued inventory reserve to inventory reserve. MA V systems capitalized as demonstration units reduced the accrued inventory reserve balance by $12,986. During the nine months ended September 30, 2003, MA V systems and microchips were received into inventory resulting in a reclassification of $677,520 and $326,960, respectively, from accrued inventory reserve to inventory reserve. MA V systems capitalized as demonstration units reduced the accrued inventory reserve balance by $14,680.

     The Company’s management believes that it can sell its wearable and mobile computer inventory at amounts that approximate current net carrying values, which have been or will be reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. As a result of this review, it was determined that certain of the Company’s inventory is slow-moving, risked becoming obsolete or will likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. Management does not expect to record significant profits or losses upon the ultimate sale of the inventory that has been written down or reserved.

     As of September 30, 2003, net of the effect of write-offs and reserves, the Company’s inventory consisted of $2,195,503 in MA V systems, $388,190 in MA TC systems and $138,701 in Atigo systems.

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

     Management periodically assesses the need to provide for obsolescence of tooling costs and adjusts the carrying values to their net realizable value when required through a process similar to that discussed in the “Inventory” section above. During the three months ended September 30, 2003, the Company recognized a $75,000 charge related to its capitalized tooling assets. As of September 30, 2003 and December 31, 2002, the Company’s tooling reserve totaled $325,000 and $250,000, respectively. These reserves were established to provide for an estimated decline in value of the inventory associated primarily with the MA V product line. In the event that the anticipated production run size or sales of a product do not materialize, additional adjustment may be necessary to reserve or write down the carrying value of the Company’s tooling costs.

     As of September 30, 2003, net of the effects of accumulated amortization, reserves and write-offs, the Company’s tooling costs asset consisted of $23,251 for MA V systems and $34,975 for MA TC systems. Capitalized tooling costs during the nine months ended September 30, 2003 and 2002 were $23,321 and $36,308, respectively. Amortization to cost of goods sold or depreciation, depending on classification of tooling costs as inventory or property and equipment, was $309,749 and $10,250, for the three months ended and $666,795 and $40,035, for the nine months ended September 30, 2003 and 2002, respectively.

  Revenue Recognition

     During 2003, the Company entered into the high-volume electronic component parts distribution business. Revenue from this distribution business is accounted for based on the facts and circumstances of each individual transaction in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Based upon the facts and circumstances of the transactions entered into during the three and nine months ended September 30, 2003, the Company recorded consulting, licensing and other revenue of $43,557 and $57,157, respectively, such amounts representing the net fees the Company earned for services performed during these periods. On a gross basis, the transactions totaled $1,499,008 and $1,822,608, respectively, during the three and nine months ended September 30, 2003. There have been no changes to the Company’s other revenue recognition policies as disclosed in the Company’s previously filed Form 10-K/A.

  Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Diluted net loss per share adjusts the weighted average number of outstanding shares for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. If the Company posted a net income instead of a net loss, the impact of the Company’s outstanding stock options, warrants or other convertible securities would have a negative effect on diluted net income per share. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

  Stock-Based Compensation

     In December 2002 the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(4,674,239)	$(7,873,415)	$(13,309,583)	$(22,545,206)
Add: Stock-based employee compensation expense included in net loss, as reported	—	62,262	150,325	112,262
Deduct: Stock-based employee compensation expense determined under fair value method of SFAS No 123	(473,961)	(1,069,361)	(1,367,389)	(3,189,611)

Pro forma net loss	$(5,148,200)	$(8,880,514)	$(14,526,647)	$(25,622,555)

Earnings per share:
Basic and diluted net loss per share - as reported	$(0.03)	$(0.10)	$(0.10)	$(0.33)

Basic and diluted net loss per share - pro forma	$(0.03)	$(0.11)	$(0.10)	$(0.37)

  Issuance of Equity Securities for Services

     The Company periodically issues equity securities to certain employees, consultants and companies for services provided to, or goods received by, the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. In the three months ended September 30, 2003 and 2002, the Company recorded prepaid assets for future services or goods to be provided of $0 and $53,202, respectively, which were expensed in 2002 and 2003. In the nine months ended September 30, 2003 and 2002, the Company recorded prepaid assets for future services or goods to be provided of $0 and $1,919,498, respectively, which were expensed in 2002 and 2003. Included in prepaid and other assets at September 30, 2003 and December 31, 2002 are equity securities issued for payment of future services of $0 and $19,167, respectively.

  Restructuring

     The Company recorded restructuring charges in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and SAB No. 100, “Restructuring and Impairment Charges.” During the second, third and fourth quarters of 2002, management adopted various restructuring plans which established the plans of termination, the benefits available to terminated employees and communicated these benefits to the terminated employees. The employee severance costs and outplacement services according to these plans were recorded as restructuring charges and totaled $434,308. As part of the restructuring plans, office space was reduced by moving XSI employees to the Company’s headquarters and preparing the vacated space for sublease. The present value of the future cash flows of the office rent for the life of the contract less an estimate that the space can be subleased at 50% of total rent totaled $223,305. Further consolidation and subleasing of office space at headquarters resulted in an additional restructuring charge of $10,199. In the fourth quarter, the Company closed its branch operations in Japan, resulting in a $213,041 restructuring charge (the Company’s wholly-owned subsidiary operating in Japan, Xybernaut KK, was not closed). Also, in the fourth quarter, management performed a cost-benefit analysis of its patent portfolio and recorded a $157,307 charge related to the write-off of certain patent costs. Of these 2002 restructuring charges, $245,546 was paid in cash and $188,762 was paid by the issuance of equity securities during the last three quarters of 2002. At September 30, 2003, of the remaining unpaid balance of $137,098, $63,729 is included in accrued expenses and is expected to be paid within one year of the balance sheet. The remaining balance of $71,857 is classified as a long-term liability on the balance sheet and is expected to be paid in 2004 and 2005. The original charge for outplacement services extended to severed employees was reduced by $4,536 in 2002 as outplacement services expired resulting in no expense to the Company. Management may establish and implement future additional restructuring plans depending on business conditions.

     The components of the restructuring charge in 2002 are as follows:

Severance and outplacement services	$434,308
Lease obligations	233,504
Closing of branch operations	213,041
Write-down of certain patent costs	157,307

$1,038,160

  Reclassifications

     Certain 2002 balances and disclosures have been reclassified to conform to the 2003 presentation.

3.     Liquidity and Operations

     The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $144,332,742 at September 30, 2003. The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. During 2003 and 2002, the Company has funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

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

     Assuming there are no significant changes to the Company’s business plan, management expects to maintain savings of over 50% from annualized fourth quarter 2001 levels. Beginning in the fourth quarter of 2002 and continuing through the first three quarters of 2003, management met its current target to reach a quarterly operating expense level of between approximately $4,000,000 and $4,500,000.

     Management believes that the Company’s current staffing and resources will be sufficient to carry out its business plan for the foreseeable future. In addition to the cost cutting initiatives already undertaken, management continues to review all aspects of the Company’s operations and may take additional actions to reduce operating expenses further. Future significant fluctuations may still occur as a result of non-recurring charges associated with cost-saving initiatives as well as the Company’s research and development activities, which will vary depending on the Company’s wearable and mobile computer product development cycle during any given period.

     Based on historical results and the forecasted levels discussed above, management expects that the Company will incur operating expenses of between approximately $16,000,000 and $16,500,000 during 2003. However, there can be no assurances that actual operating expenses during later periods will not be significantly higher. The Company will also be required to fund inventory procurement and other expenditures. Management expects to fund these activities through cash on hand, gross profits and outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of warrants, the exercise prices have been reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the exercise price of the warrants not been reduced. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current and historical prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

     During the nine months ended September 30, 2003, the Company raised approximately $23,000,000 through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. The Company’s management believes that the combination of cash on hand, cash flows from operations and outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements. This is based both on the Company’s historical ability to raise capital and on debt and equity financings currently available to the Company. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

4.     BORROWINGS

     On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note that bore interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount to be amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During the nine months ended September 30, 2003, the Company fully amortized the $393,594 note discount into interest expense. The Company had no outstanding principal or interest related to this note at either September 30, 2003 or December 31, 2002.

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

     During June 2003, the Company received gross proceeds of $2,000,000 through a private placement of 5,405,405 shares of its common stock to an investor. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 4,054,054 shares of common stock. These warrants have an exercise price of $1.25 if exercised in the first year, $2.50 if exercised in the second year and $3.75 if exercised in the third and final year.

     During September 2003, the Company received gross proceeds of $5,000,000 through a private placement of 6,849,315 shares of its common stock to an investor. The shares were sold at $0.73 per share, representing an approximate 20% discount to the closing price of its common stock on the date of the agreement. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 3,424,658 shares of common stock. These warrants have an exercise price of $0.91 if exercised in the first year, $1.82 if exercised in the second year and $2.73 if exercised in the third and final year.

     During September 2003, the Company received gross proceeds of $2,000,000 through a private placement of 1,600,000 shares of its common stock to an investor. The shares were sold at $1.25 per share, representing an approximate 18% discount to the closing price of its common stock on the date of the agreement. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 800,000 shares of common stock. These warrants have an exercise price of $1.25 if exercised in the first year, $2.50 if exercised in the second year and $3.75 if exercised in the third and final year.

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. Exclusive of the exercises made in connection with the note repayment discussed in “Borrowings” above, the Company received net proceeds of $3,191,176 and $6,295,343 through the issuance of 7,722,768 and 19,597,769 shares of its common stock during the three and nine months ended September 30, 2003, respectively, and $926,593 and $1,698,773 through the issuance of 6,034,837 and 7,579,198 shares of its common stock during the three and nine months ended September 30, 2002, respectively. Concurrently with their exercise, during the nine months ended September 30, 2003, the exercise price of 16,316,852 of the warrants was reduced from a weighted average of $1.13 per share to $0.31 per share. Concurrently with their exercise, during the nine months ended September 30, 2002, the exercise price of 6,034,837 of the warrants was reduced from a weighted average of $1.48 per share to $0.15 per share. At September 30, 2003, the Company had warrants outstanding to purchase 8,367,397 shares of its common stock at prices that range from $0.50 to $5.00 per share, with a weighted average of $2.25 per share.

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

     Revenues by geographical destination as a percentage of total revenues for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

United States	88%	87%	86%	82%
Europe, principally Germany	10%	11%	11%	14%
Asia, principally Japan	2%	2%	3%	4%

     Operations in various geographical areas are summarized as follows:

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

North America:
Total revenue	$2,372,537	$2,222,243	$6,265,164	$6,058,331
Net loss	4,346,372	6,051,551	12,289,793	18,627,169
Identifiable assets	20,093,756	9,863,977	20,093,756	9,863,977

Europe (1):
Total Revenue	$288,050	$273,452	$803,056	$988,276
Net loss	277,212	1,737,318	932,326	3,613,630
Identifiable assets	1,072,214	2,124,806	1,072,214	2,124,806

Asia:
Total revenue	$42,534	$49,632	$210,459	$322,104
Net loss	50,655	84,546	87,464	304,407
Identifiable assets	425,359	415,637	425,359	415,637

(1) Included in the Company’s operations in Europe are expenses related to research and development activities conducted by a branch of the Company operating in Germany. These expenses were $146,182 and $87,083 for the three months ended September 30, 2003 and 2002, respectively, and $534,656 and $593,371 for the nine months ended September 30, 2003 and 2002, respectively.

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the Three		As of and for the Nine
	Months Ended September 30,		Months Ended September 30,

	2003	2002	2003	2002

Revenue:
Number of Customers	2	1	2	1
Percent of Total Revenue	43%	19%	38%	10%

Accounts Receivable:
Number of Customers	2	2	2	2
Percent of Total Accounts Receivable	48%	45%	48%	45%

7.     TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     The Company has entered into various agreements with IBM. The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of FPDs (the “Engineering and Inventory Agreement”). Under the Engineering and Inventory Agreement, the Company was obligated to purchase certain components of the MA V system, including 24,000 computing units, as well as various numbers of FPDs and other accessories. The total cost to the Company of these purchases would have been over approximately $40,000,000. Under the Engineering and Inventory Agreement, the Company had the right to cancel this purchase commitment by paying a cancellation fee in an amount of approximately $4,000,000. In March 2003, the Company entered into an agreement with IBM under which the Company was released of its obligation to pay the penalty or procure this inventory other than $4,910,000 in MA V computing units, FPDs, peripherals and component parts. The final pricing provided to the Company represents a discount from the original contractual prices. Under the March 2003 agreement, IBM agreed to ship inventory monthly from March 2003 through December 2003 and the Company agreed to remit payments monthly from March 2003 through January 2004. IBM Global Finance provided a credit facility to the Company which provides credit to the Company for purchases of inventory under the March 2003 agreement. In connection with this credit facility, IBM Global Finance was granted a security interest in certain of the Company’s assets and the Company obtained a letter of credit from a third party lender for the benefit of IBM Global Finance in the amount of $375,000, for which the Company posted an equal amount of restricted cash. This security interest does not include patents and intellectual property. The Company has also entered into agreements with IBM under which IBM purchases MA V and Atigo products from the Company and markets and sells the systems worldwide to its own customers (the “Sales and Marketing Agreement”). During the three and nine months ended September 30, 2003, the Company paid $1,296,012 and $3,369,311, respectively, to IBM related to design and development services and inventory purchases. During the same periods in 2002, the Company paid $707,440 and $2,077,457, respectively by IBM related to design and development services and inventory purchases. During the three and nine months ended September 30, 2003, the Company recorded revenues of $12,985 and $47,417, respectively, related to sales of MA V and Atigo products to IBM. During the same periods in 2002, the Company recorded revenues of $471,939 and $531,529, respectively, related to sales of MAV products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

     Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During the three and nine months ended September 30, 2003, the Company recorded revenues of $162,558 and $577,112, respectively, related to sales of its products to the VAR. During the three and nine months ended September 30, 2003, the Company recorded total research and development and sales and marketing expenses of $181,020 and $590,910, respectively, related to services performed by the End-Users. During the three and nine months ended September 30, 2002, the Company recorded revenues of $225,365 and $714,224, respectively, related to sales of its products to the VAR. During the three and nine months ended September 30, 2002, the Company recorded total research and development and sales and marketing expenses of $633,296 and $1,030,913, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

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

     Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property. Since their commercial introductions, the Company has recognized revenue of approximately $24,000,000 on sales of approximately 6,500 MA and Atigo systems.

     A number of trends are expected to have a significant effect on the Company’s operations in the future. In past quarters, many of the Company’s large customers deferred or delayed anticipated purchases of the Company’s products because of uncertain economic conditions and other concerns. If these conditions and issues persist or worsen, it is possible that more potential customers will defer, delay or cancel scheduled purchases, which would have an adverse effect on Company operations. While the Company expects general economic conditions to begin improving during late 2003 and early 2004, there can be no assurance that this expectation will be realized. Additionally, to the extent that potential customers have concerns about purchases from smaller suppliers as a result of challenging economic conditions for small capitalization technology companies, such concerns could have a negative impact on the Company’s revenues.

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

     The Company believes that sales of its wearable and mobile computers will rely to a large extent on the availability of wireless broadband services that can take advantage of the extensive processing power and display capabilities of the Company’s hardware products. Wireless local area networks (“WLANs”) are now well established in commercial markets worldwide that provide broadband capabilities over a limited physical range in places such as corporate offices, warehouses, factory floors and airfields. However, wide-range wireless access that allows a user to move freely over large geographic areas and still maintain broadband access (commonly referred to as “Third Generation” or “3G”) is still only available in limited areas, including Japan and parts of Europe. The Company predicts that 3G service will be available in large metropolitan areas worldwide in the next few years. For example, NTT DoCoMo has announced plans to launch 3G service in select U.S. cities in 2004. The Company believes that while the commercial markets can still be successfully penetrated prior to the widespread introduction of wireless broadband access, such service will be needed prior to successful large-scale sales in the consumer markets.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues for the three and nine months ended September 30, 2003 and 2002.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.7	77.8	69.3	77.1
Provision for inventory and tooling	55.5	14.1	44.6	5.6

Gross (loss) / income	(29.2)	8.1	(14.0)	17.3

Operating expenses:
Sales and marketing	76.2	147.3	85.2	171.6
General and administrative	38.6	54.0	41.5	63.1
Research and development	26.2	62.9	37.2	69.6
Provision for note receivable from officer	—	39.9	—	13.8
Restructuring charges	—	14.2	—	7.0

Total operating expenses	140.9	318.3	163.9	325.0

Interest and other	(2.7)	0.9	(5.0)	1.7

Net loss	(172.9%)	(309.3%)	(182.9%)	(306.0%)

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUE. The Company derives its revenue from product sales of its wearable and mobile computers and components, product sales of software and consulting services. Total revenue for the three months ended September 30, 2003 was $2,703,121, an increase of $157,794, or 6%, compared to the three months ended September 30, 2002. Sales from the Company’s mobile/wearable computers increased $68,513, or 4%, to $1,621,532 for the three months ended September 30, 2003 compared to the same period in 2002. This growth in hardware revenues was driven primarily from the Company’s U.S. operations which increased $101,627 from the prior year. This growth was due to increased Atigo and MA V sales of $254,278 and $102,955, respectively, partially offset by a $157,350 decrease in sales of MA TC systems and a $98,256 decrease in MA IV and poma® systems. European hardware sales decreased 8%, or $20,336, in the third quarter of 2003 compared with the same period in 2002, due primarily to a $95,382 increase in sales of MA V and Atigo systems and accessories offset by a $115,718 decrease in sales of MA TC and poma systems. Hardware revenues from Asia, consisting primarily of MA V systems, in the third quarter of 2003 decreased by $12,778 compared with the same period in 2002. There were no software revenue sales in either the third quarter of 2003 or 2002. Revenue from software products generally consists of a few large transactions that periodically occur that are unrelated to the Company’s hardware products. The Company’s consulting, licensing and other revenue for the three months ended September 30, 2003 was $1,081,589, an increase of $89,281, or 9%, from revenue for the three months ended September 30, 2002. This increase is largely due to a $69,517, or 7%, increase in consulting sales related to U.S. operations due to increased activity on large consulting contracts in 2003 compared with 2002.

COST OF SALES. The Company’s cost of sales includes the costs of components for the Company’s wearable and mobile computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended September 30, 2003 was $3,493,488, an increase of $1,154,880, or 49%, compared to the three months ended September 30, 2002. This increase is primarily the result of a $1,500,000 provision for inventory and tooling recorded in the third quarter of 2003. In comparison in 2002, management recorded a $990,773 general reserve to cover estimated valuation issues in its various inventory components offset by a $631,556 decrease in the poma accrual, resulting in a net provision for the three months ended September 30, 2002 of $359,217. Total gross margins, excluding the provision for inventory, were 26% and 22%, for the third quarter of 2003 and 2002, respectively. Gross margins from hardware sales from the third quarter of 2003 were 20% compared to 12% for 2002. The more favorable gross margin in 2003 can be attributed to sales of the Atigo product line. The Atigo product line continues to generate strong margins one year after its initial launch in the third quarter of 2002 largely because the product is continually being improved as evidenced by the Company’s recent launch of its third version in the product line. Consulting cost of sales in the third quarter of 2003 compared to the same period in 2002 increased $80,022, or 13%. Consulting, licensing and other gross margins were consistent at 36% and 38% for the 2003 and 2002 periods, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended September 30, 2003 were $2,058,762, a decrease of $1,690,861, or 45%, compared to the corresponding period in 2002. In the U.S. operations, sales and marketing expenses in the third quarter of 2003 relating to salaries and benefits decreased approximately $475,000 compared to the same period in 2002 due primarily to cost saving measures. Additional cost saving measures in the Company’s European and Asian operations resulted in decreases of approximately $473,000 in salaries and benefits, facilities and consulting in the third quarter of 2003 compared to the third quarter of 2002. Included in sales and marketing expenses during the third quarter of 2002 was a $729,511 non-cash, non-recurring charge related to the cancellation of an agreement for marketing services and certain retail space at the Waldorf Astoria for which there is no comparable charge in 2003. An additional decrease of $155,842 related to non-cash marketing expenses for outside services that were funded through the issuance of the Company’s equity securities; such expenses during the three months ended September 30, 2003 totaled $33,480 compared to $189,322 during the same period in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2003 were $1,042,434, a decrease of $330,806, or 24%, compared to the same period in 2002. As a result of the Company’s cost saving measures, general and administrative expenses in the third quarter of 2003 relating to salaries, benefits, travel and consulting decreased approximately $196,000, $23,000, $22,000, and $78,000, respectively, compared to the same period in 2002.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for mobile and wearable computing technologies. Research and development expenses for the three months ended September 30, 2003 were $708,520, a decrease of $893,755, or 56%, compared to the corresponding period in 2002. This decrease resulted largely from research and development expenses related to salaries and benefits of the Company’s U.S., German and Asian operations which decreased by $124,000, $437,000 and $14,000, respectively, from the three months ended September 30, 2002 to 2003 due to cost saving measures. In addition, the Company’s German operations experienced an approximate $67,000 decline in outside research services for general wearable technology. The Company also had a $242,000 decline in consulting, travel and other expenditures as a result of general cost saving measures.

PROVISION FOR NOTE RECEIVABLE FROM OFFICER. At September 30, 2002, the Company recorded a $1,015,575 reserve to reduce the net carrying value of a promissory note due from an executive officer of the Company. The reserve was calculated based on the value of the shares of common stock that collateralized this note on September 30, 2002. This reserve was reversed in the fourth quarter of 2002 upon repayment of the note by the executive officer. No comparable expense was recorded during the nine months ended September 30, 2003.

RESTRUCTURING COSTS. Restructuring costs were $361,227 for the third quarter of 2002. These expenses relate to the Company’s cost cutting efforts undertaken during 2002, for which no comparable qualifying expenses were recorded during 2003. These expenses consisted of severance extended to terminated employees and a reduction of facilities.

INTEREST AND OTHER, NET. Net interest and other expense for the three months ended September 30, 2003 was $74,007, an increase of $98,588 compared to net interest and other income of $24,581 for the same period in 2002.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 2003 was $149, a decrease of $2,626, compared to the income tax provision for the three months ended September 30, 2002. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

NET LOSS. As a result of the factors described above, the net loss for the three months ended September 30, 2003 was $4,674,239, a decrease of $3,199,176 or 41%, compared to the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUE. The Company derives its revenue from product sales of its wearable and mobile computers and components, product sales of software and consulting services. Total revenue for the nine months ended September 30, 2003 was $7,278,679, a decrease of $90,032, or 1%, compared to the nine months ended September 30, 2002. Sales from the Company’s mobile/wearable computers decreased $249,598, or 6%, to $4,222,036 for the nine months ended September 30, 2003 compared to the same period in 2002. Hardware revenues from U.S. operations increased by $141,677, or 4%, in the first nine months of 2003 compared with the same period in 2002. Atigo sales from U.S. operations increased $1,570,595 in the nine months ended September 30, 2003 compared to the same period in 2002. These increases are offset by a decline of $684,871 related to sales of MA V and a decline of $380,311 related to sales of MA IV and poma systems in 2003 compared to 2002. In addition, the revenues for the first nine months of 2002 include $363,736 of revenues related to the bulk sale of components for the MA V system for which there was no corresponding revenues in 2003. There was also a $275,201, or 30%, decrease in European hardware sales in the nine months ended September 30, 2003 compared with the same period in 2002, due primarily to a decrease of $414,547 in sales of MA systems, which is offset by an increase in Atigo systems sales of $139,346. Hardware revenues from Asia, consisting primarily of MA V systems, decreased by $116,074, or 36%, in the first nine months of 2003 compared with the same period in 2002. There were no software revenue sales in 2003 or 2002. Revenue from software products generally consists of a few large transactions that periodically occur that are unrelated to the Company’s hardware products. The Company’s consulting, licensing and other revenue for the nine months ended September 30, 2003 was $3,056,643, an increase of $159,566, or 6%, from revenue for the nine months ended September 30, 2002.

COST OF SALES. The Company’s cost of sales includes the costs of components for the Company’s wearable and mobile computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the nine months ended September 30, 2003 was $8,294,954, an increase of $2,202,598 or 36%, compared to the nine months ended September 30, 2002. This increase resulted from the $3,249,354 provision for inventory and tooling related primarily to the MA V product line recorded in the first and third quarters of 2003 compared to a $413,175 provision for inventory and tooling recorded in 2002. Total gross margins, excluding the provision for inventory, were 31% and 23%, for the first three quarters of 2003 and 2002, respectively. The cost of sales related to the Company’s hardware products decreased by $714,940, or 19%, for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease in hardware product cost of sales is more than the 6% decrease in hardware product sales. Gross margins from hardware sales for the first nine months of 2003 were 26% compared to 14% for 2002. The more favorable gross margin in 2003 can be attributed to sales of the Atigo product line. The Atigo product line continues to generate strong margins one year after its initial launch in the third quarter of 2002 largely because the product is continually being improved as evidenced by the Company’s recent launch of its third version in the product line. Also, the 2002 margin was adversely effected by the $363,736 sale of components for the MA V system in the first quarter of 2002 which had less than a 1% margin because the components were deemed obsolete in 2001 and were written down to their estimated net realizable value. Consulting, licensing and other gross margins were consistent at 37% for both the 2003 and 2002 periods, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended September 30, 2003 were $6,199,691, a decrease of $6,442,125, or 51%, compared to the corresponding period in 2002. Sales and marketing expenses in the U.S. in the first nine months of 2003 relating to salaries and benefits, consulting, conferences, promotional items and travel expenses decreased approximately $1,838,000, $171,000, $826,000, $120,000 and $165,000, respectively, compared to the same period in 2002. This was primarily the result of cost saving measures that started in the second quarter of 2002. The reduction in conference expenses also occurred due to the fact that the Company’s International Conference on Wearable Computing (“ICWC”) was held at Chicago Comdex during 2002; a similar event did not occur during the 2003 period. Additional cost savings measures in the Company’s European and Asian operations resulted in decreases of approximately $1,339,000 in salaries and benefits, facilities and consulting in the first nine months of 2003 compared to the first nine months of 2002. Included in sales and marketing expenses during the third quarter of 2002 was a $729,511 non-cash, non-recurring charge related to the cancellation of an agreement for marketing services and certain retail space at the Waldorf Astoria for which there is no comparable charge in 2003. Another decrease of $488,209 was related to non-cash marketing expenses for outside services funded through the issuance of the Company’s equity securities for the nine months ended September 30, 2003 of $102,656 compared to $590,865 during the same period in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2003 were $3,022,809, a decrease of $1,626,893, or 35%, compared to the same period in 2002. As a result of the cost saving measures, general and administrative expenses in 2003 relating to salaries, benefits, travel, insurance and consulting decreased approximately $564,000, $109,000, $62,000, $66,000 and $313,000, respectively, compared to the same period in 2002. An additional decrease of $341,934 related to non-cash general and administrative expenses for outside services that were funded through the issuance of the Company’s equity securities; such expenses during the nine months ended September 30, 2003 totaled $115,657 compared to $457,591 during the same period in 2002.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general mobile and wearable computing technologies. Research and development expenses for the nine months ended September 30, 2003 were $2,708,848, a decrease of $2,417,565, or 47%, compared to the corresponding period in 2002. This decrease resulted largely from research and development expenses related to salaries and benefits and consulting expenses of the Company’s U.S., German and Asian operations which decreased by $415,000, $997,000 and $89,000, respectively, from the nine months ended September 30, 2002 to 2003 due to cost saving measures. In addition, German operations experienced an approximate $271,000 decline in outside research services for general wearable technology. There was an additional decrease resulting from an approximate $199,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Expenditures during the 2002 period related to the Atigo product line.

PROVISION FOR NOTE RECEIVABLE FROM OFFICER. At September 30, 2002, the Company recorded a $1,015,575 reserve to reduce the net carrying value of a promissory note due from an executive officer of the Company. The reserve was calculated based on the value of the shares of common stock that collateralized this note on September 30, 2002. This reserve was reversed in the fourth quarter of 2002 upon repayment of the note by the executive officer. No comparable expense was recorded during the nine months ended September 30, 2003.

RESTRUCTURING COSTS. Restructuring costs were $516,461 for the nine months ended September 30, 2002. These expenses relate to the Company’s cost cutting efforts undertaken during 2002, for which no comparable qualifying expenses were recorded during 2003. These expenses consisted of severance extended to terminated employees and a reduction of facilities.

INTEREST AND OTHER, NET. Net interest and other expense for the nine months ended September 30, 2003 was $361,552, a decrease of $497,338, compared to net interest and other income of $135,786 for the same period in 2002. Included in the 2003 net interest and other expense balance is $393,594 in non-cash amortization of a note discount.

PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 2003 was $408, a decrease of $6,972, compared to the income tax provision for the nine months ended September 30, 2002. These amounts relate to the operations of the Company’s foreign subsidiaries. The Company’s U.S. operations had a net loss during these periods and, therefore, no provision for U.S. income taxes was made.

NET LOSS. As a result of the factors described above, the net loss for the nine months ended September 30, 2003 was $13,309,583, a decrease of $9,235,623 or 41%, compared to the nine months ended September 30, 2002.

OTHER OPERATING ACTIVITIES

   For the nine months ended September 30, 2003, the Company’s operating activities used cash of $10,827,144 as a result of its net loss of $13,309,583 and net working capital requirements of $2,544,495, offset by non-cash expenses of $5,026,934. The Company’s investing activities used cash of $863,279. These activities were funded through the Company’s financing activities which provided cash of $22,689,854 through the private placement of common stock, exercise of warrants and borrowings. As a result, the Company’s cash balance increased to $13,063,053 at September 30, 2003 from $1,967,710 at December 31, 2002.

   For the nine months ended September 30, 2002, the Company’s operating activities used cash of $17,280,927 as a result of its net loss of $22,545,206 as offset by a net working capital increase of $451,075 and non-cash expenses of $4,813,204. The Company’s investing activities used cash of $1,116,581.These activities were funded through the Company’s financing activities which provided cash of $16,133,885, principally through the private placement of common stock, exercise of warrants and borrowings. As a result, the Company’s cash balance decreased to $627,139 at September 30, 2002 from $3,172,609 at December 31, 2001.

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

RELATED PARTY TRANSACTION

   Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to the Company’s former President and current Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a personal margin loan from an investment bank. The loan was made pursuant to a promissory note that was secured by shares of the officer’s personal common stock holdings of the Company and accrued interest at 8% per year. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate to 6%, reflective of a general decline in interest rates over this period. On December 17, 2002, the $1,086,891 in outstanding principal and interest was repaid in full through the i) transfer by the officer to the Company of 1,108,343 shares of the Company’s common stock personally held by the officer, which amount includes the shares that were pledged as collateral, which were valued at $681,631, and ii) cancellation of all of the officer’s 742,049 options to purchase shares of the Company’s common stock that had been granted prior to the date of repayment, which were valued at $405,260. Effective December 31, 2002, the Company cancelled the 1,108,343 shares of common stock transferred through this repayment. To determine the fair market value of the transfer of shares of stock and the cancellation of stock options, the Company used the market price of the Company’s common stock on the date of repayment and the Black-Scholes option-pricing model, respectively. The variables used in the Black-Scholes option-pricing model were as follows: i) the risk free rate was 3.03%, which was the yield of 5-year Treasury Notes issued November 15, 2002, and ii) the standard deviation of stock return was 131.25%, which was the volatility of the Company’s stock calculated using the end of the month stock price for the period from January 1, 2000 through December 31, 2002. The outstanding principal and interest owed by the officer to the Company under this promissory note totaled $0 at both September 30, 2003 and December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the completion of its initial public offering (“IPO”), the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s financing and borrowing activities for the twelve months ended December 31, 2002 and the nine months ended September 30, 2003 are provided below.

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

     During September 2003, the Company received gross proceeds of $5,000,000 through a private placement of 6,849,315 shares of its common stock to an investor. The shares were sold at $0.73 per share, representing an approximate 20% discount to the closing price of its common stock on the date of the agreement. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 3,424,658 shares of common stock. These warrants have an exercise price of $0.91 if exercised in the first year, $1.82 if exercised in the second year and $2.73 if exercised in the third and final year.

     During September 2003, the Company received gross proceeds of $2,000,000 through a private placement of 1,600,000 shares of its common stock to an investor. The shares were sold at $1.25 per share, representing an approximate 18% discount to the closing price of its common stock on the date of the agreement. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 800,000 shares of common stock. These warrants have an exercise price of $1.25 if exercised in the first year, $2.50 if exercised in the second year and $3.75 if exercised in the third and final year.

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. Exclusive of the exercises made in connection with the note repayment discussed in “Borrowings” below, the Company received net proceeds of $6,295,343 and $3,146,183 through the issuance of 19,597,769 and 17,350,627 shares of its common stock during the nine months ended September 30, 2003 and twelve months ended December 31, 2002, respectively. Concurrently with their exercise, during the nine months ended September 30, 2003, the exercise price of 16,316,852 of the warrants was reduced from a weighted average of $1.13 per share to $0.31 per share. Concurrently with their exercise, during the twelve months ended December 31, 2002, the exercise price of 17,350,627 of the warrants was reduced from a weighted average of $1.61 per share to $0.18 per share. At September 30, 2003, the Company had warrants outstanding to purchase 8,367,397 shares of its common stock at prices that range from $0.50 to $5.00 per share, with a weighted average of $2.25 per share.

Borrowings

     During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bore interest at 6.0% per annum and was due on or before June 30, 2003. This note was repaid in August 2002 from the proceeds of a private placement.

     On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note that bore interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount to be amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During the nine months ended September 30, 2003, the Company fully amortized the $393,594 note discount into interest expense. The Company had no outstanding principal or interest related to this note at either September 30, 2003 or December 31, 2002.

Commitments

     Inventory. At September 30, 2003, the Company had commitments to purchase inventory, tooling and/or engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company expects that it will enter into similar commitments in the future as it designs, develops and procures future mobile and wearable computer product lines.

     Under its original agreements with IBM, the Company was obligated to purchase certain components of the MA V system, including 24,000 computing units, as well as various numbers of flat panel displays and other accessories. The total cost to the Company of these purchases would have been over approximately $40,000,000. Under the original agreements, the Company had the right to cancel this purchase commitment by paying a cancellation fee in an amount of approximately $4,000,000. In March 2003, the Company entered into an agreement with IBM under which the Company was released of its obligation to pay the penalty or procure this inventory other than $4,910,000 in MA V computing units, FPDs, peripherals and component parts. The final pricing provided to the Company represents a discount from the original contractual prices. Under the March 2003 agreement, IBM agreed to ship inventory monthly from March 2003 through December 2003 and the Company agreed to remit payments monthly from March 2003 through January 2004. IBM Global Finance provided a credit facility to the Company which provides credit to the Company for purchases of inventory under the March 2003 agreement. In connection with this credit facility, IBM Global Finance was granted a security interest in certain of the Company’s assets and the Company obtained a letter of credit from a third party lender for the benefit of IBM Global Finance in the amount of $375,000, for which the Company posted an equal amount of restricted cash. This security interest does not include patents and intellectual property.

     In addition to the above obligation to IBM related to the MA V, the Company has commitments from time to time to purchase computing units, flat panel and head mounted displays, miscellaneous computing components as well as engineering and other services from its various vendors related to the MA V, Atigo, MA TC and future product lines. The Company believes that, if needed, the timing and amount of many of these shipments, services and payments may be adjusted through the payment of cancellation fees, contract negotiations or the satisfaction of obligations through the issuance of the Company’s equity securities. However, there can be no assurance that the Company can or will successfully modify these contracts or commitments.

     Excluding the potential impact of contract modifications, the Company estimates that it will make total payments of approximately $2,500,000 during the period from October 2003 through January 2004 related to inventory commitments as of September 30, 2003, which amount includes the commitment to purchase the additional MA V products from IBM discussed above. The Company may enter into similar inventory and engineering commitments in the future as it designs, develops and procures future mobile and wearable computer product lines.

     Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2005. Future minimum payments under noncancelable operating leases as of September 30, 2003 are:

For the Year Ending December 31,

2003	$165,904
2004	621,132
2005	262,959
2006	—
2007	—

$1,049,995

Other Liquidity and Capital Resources Disclosures

     At September 30, 2003, the Company had accounts receivable, net of allowances and unbilled accounts receivable, of $2,153,549, a decrease of $127,116, or 6%, from the December 31, 2002 balance of $2,280,665. Since total revenues for the three months ended December 31, 2002 of $2,604,850 were generally in line with total revenues for the three months ended September 30, 2003 of $2,703,121, it is expected that the net accounts receivable balances would be generally consistent. The Company’s total accounts receivable balances at September 30, 2003 and December 31, 2002 include $45,697 and $1,130,206, respectively, of unbilled accounts receivable representing amounts earned and recorded under the percentage of completion method of accounting on a long-term contract of XSI. This balance decreased significantly as the Company reached certain contractual milestones during 2003 and billed the customer for such services. Management does not believe the change in accounts receivable was caused by qualitative factors related to the Company’s business such as changes in credit terms, slower paying customers or the impact of changes in the economic environment.

     At September 30, 2003, the Company had gross inventory of $5,385,052, an increase of $2,991,587 from the December 31, 2002 balance of $2,393,465. This increase was primarily due to the receipt of MA V inventory from IBM under the March 2003 agreement discussed in the “Commitments” section above.

     The deferred revenue balances at September 30, 2003 and December 31, 2002 result primarily from billings to customers that were in excess of revenue recognized on service contracts and hardware warranties. It is expected that such deferred revenue will be recognized as revenue as the revenue recognition criteria are met.

     The Company has recorded net losses since its inception, including during the periods presented in this Form 10-Q. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. During these periods, the Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently recorded negative cash flows from operating activities and net losses and had an accumulated deficit of $144,332,742 at September 30, 2003. The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. During 2003 and 2002, the Company has funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

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

     Assuming there are no significant changes to the Company’s business plan, management expects to maintain savings of over 50% from annualized fourth quarter 2001 levels. Beginning in the fourth quarter of 2002 and continuing through the first three quarters of 2003, management met its current target to reach a quarterly net operating expense level of between approximately $4,000,000 and $4,500,000. Through the third quarter of 2003, the Company had reduced its net operating expenses for seven consecutive quarters, resulting in a 62% decline from fourth quarter 2001 levels.

     The term “net operating expense” represents a non-GAAP financial measure within the meaning of Securities and Exchange Commission (“SEC”) regulations. The Company’s management uses “net operating expenses” in reviewing the results of its operations as well as in analyzing the impact of the various cost-saving initiatives it has implemented or plans to implement in the future. When used herein, net-operating expenses represent total operating expenses as reported on the Company’s consolidated statements of operations (as reported in accordance with U.S. GAAP) as adjusted for restructuring charges (as reported in accordance with U.S. GAAP) as well as certain other non-recurring transactions (that do not meet the criteria for recordation as restructuring charges). Management believes that by reviewing net operating expenses it is better able to focus on the Company’s recurring operations than it would be if it reviewed total operating expenses, which include charges such as severance payments to terminated employees, charges related to reductions in facilities and other large charges related to non-recurring activities. The net operating expenses discussed or presented in the Company’s press releases, SEC filings, conference calls or other public disclosures reconcile to the total operating expenses included on the Company’s consolidated statements of operations as follows:

	Fourth quarter	First quarter	Second quarter	Third quarter
	of 2001	of 2002	of 2002	of 2002

Total operating expenses	$10,114,109	$8,745,553	$7,102,474	$8,101,940
Restructuring charges	—	—	(155,234)	(361,227)
Charges for cancellation of a marketing and lease agreement	—	—	—	(729,511)
(Reserve), and subsequent reversal, of note receivable	—	—	—	(1,015,575)

Net operating expenses	$10,114,109	$8,745,553	$6,947,240	$5,995,627

	Fourth quarter	First quarter	Second quarter	Third quarter
	of 2002	of 2003	of 2003	of 2003

Total operating expenses	$4,092,317	$4,184,179	$3,937,453	$3,809,716
Restructuring charges	(521,699)	—	—	—
Charges for cancellation of a marketing and lease agreement	(127,500)	—	—	—
(Reserve), and subsequent reversal, of note receivable	1,015,575	—	—	—

Net operating expenses	$4,458,693	$4,184,179	$3,937,453	$3,809,716

     Management believes that the Company’s current staffing and resources will be sufficient to carry out its business plan for the foreseeable future. In addition to the cost cutting initiatives already undertaken, management continues to review all aspects of the Company’s operations and may take additional actions to reduce operating expenses further. Future significant fluctuations may still occur as a result of non-recurring charges associated with cost-saving initiatives as well as the Company’s research and development activities, which will vary depending on the Company’s wearable and mobile computer product development cycle during any given period.

     Based on historical results and the forecasted levels discussed above, management expects that the Company will incur operating expenses of between approximately $16,000,000 and $16,500,000 during 2003. However, there can be no assurances that actual operating expenses during 2003 or later periods will not be significantly higher. The Company will also be required to fund inventory procurement and other expenditures. Management expects to fund these activities through cash on hand, gross profits and outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of warrants, the exercise prices were reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the exercise price of the warrants not been reduced. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

     During the nine months ended September 30, 2003, the Company raised approximately $23,000,000 through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. Based on the Company’s $13,063,053 cash balance at September 30, 2003 and forecasted operations, management does not believe that the Company will be required to raise additional capital during the remainder of 2003 and for a substantial portion of 2004. In recent quarters, the equity markets, especially for small capitalization technology stocks, have remained depressed, and the U.S. and world economies have generally been in a decline or recession. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital.

     Certain of the Company’s liabilities are past their stated terms of payment, including those owed to vendors that provide services and inventory which are required by the Company to execute its business plan. The Company generally believes that it has a reasonably good relationship with most of its vendors and creditors. However, certain of its vendors have filed legal actions to recover overdue accounts payables and ceased providing services and products to the Company. Management does not believe that these actions will have a material adverse effect on the Company, but there can be no assurance that other vendors will not pursue similar actions.

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

Contractual Obligations and Commercial Commitments

     The Company’s significant contractual obligations as of September 30, 2003 are for lease payments related to a reduction in facilities classified as restructuring in 2002, operating leases (primarily for office space) and inventory commitments.

		Payments Due by Periods

	Total	2003	2004	2005	2006	2007

Restructuring Liability	$137,098	$17,803	$62,330	$56,965	$—	$—
Operating Lease	1,049,996	165,904	621,132	262,959	—	—
Capital Lease	784	784	—	—	—	—
Inventory Commitments	2,500,000	2,000,000	500,000	—	—	—

	$3,687,878	$2,184,491	$1,183,462	$319,924	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at September 30, 2003. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro, or in which the U.S. Dollar equivalent is determined by the values of such currencies. Prior to the adoption of the Euro, the Company also regularly entered into transactions denominated in the German Deutsche Mark. As of January 1, 2001, Xybernaut GmbH converted its functional currency from the Deutsche Mark to the Euro. The effect of this conversion was an increase of $151,123 on beginning accumulated deficit, which is included in the foreign currency translation balance. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. For the three and nine months ended September 30, 2003, the Company’s operations in Europe comprised 10.7% and 11.0% of its total revenue and 9.2% and 8.0% of its net loss, respectively, compared to 10.7% and 13.4% of its total revenue and 22.1% and 16.0% of its net loss, respectively, in the same periods for 2002. For the three and nine months ended September 30, 2003, the Company’s operations in Asia comprised 1.6% and 2.9% of its total revenue and 1.7% and 0.8% of its net loss, respectively, compared to 1.9% and 4.4% of its total revenue and 1.1% and 1.4% of its net loss, respectively, in the same periods for 2002. At September 30, 2003, the Company’s assets in Europe and Asia comprised 4.6% and 1.8% of its total assets, respectively, compared to 17.1% and 3.4% of its total assets at September 30, 2002, respectively. According to published sources, the average fluctuation of the European Euro during the three and nine months ended September 30, 2003 was -1.6% and 5.5%, respectively, compared to -0.4% and 3.7% for the same period in 2002, respectively. According to published sources, the average fluctuation of the Japanese Yen during the three and nine months ended September 30, 2003 was 1.8% and 0.3%, respectively, compared to 0.5% and 3.7% for the same periods in 2002, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2003 and 2002.

INTEREST RATE SENSITIVITY

     From time to time, the Company is party to certain debt and credit instruments and continues to explore various financing alternatives, including debt financings. If additional funds are raised through borrowings, the Company will be subject to additional interest charges.

Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. If the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first three quarters of fiscal year 2003 was 4.17%, compared to a 4.75% average prime interest rate during the same periods in 2002, respectively. For 2003 and 2002, the prime interest rate fluctuation from January 1 to September 30 of each year was -0.25% and 0%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2003 and 2002.

ITEM 4. CONTROLS AND PROCEDURES

     As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and President concluded that the Company’s disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

     There were no significant changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     During September 2003, the Company received gross proceeds of $5,000,000 through a private placement of 6,849,315 shares of its common stock to an investor. The shares were sold at $0.73 per share, representing an approximate 20% discount to the closing price of its common stock on the date of the agreement. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 3,424,658 shares of common stock. These warrants have an exercise price of $0.91 if exercised in the first year, $1.82 if exercised in the second year and $2.73 if exercised in the third and final year. The net proceeds of the placement were used for working capital of the Company. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     During September 2003, the Company received gross proceeds of $2,000,000 through a private placement of 1,600,000 shares of its common stock to an investor. The shares were sold at $1.25 per share, representing an approximate 18% discount to the closing price of its common stock on the date of the agreement. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 800,000 shares of common stock. These warrants have an exercise price of $1.25 if exercised in the first year, $2.50 if exercised in the second year and $3.75 if exercised in the third and final year. The net proceeds of the placement were used for working capital of the Company. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B) REPORTS ON FORM 8-K

On July 11, 2003, the Company filed a report on Form 8-K under Item 9 disclosing a press release that had been issued that announced certain preliminary information relating to revenues for the fiscal quarter ended June 30, 2003.

On August 11, 2003, the Company filed a report on Form 8-K under Items 7 and 12 disclosing a press release that had been issued that announced results for the fiscal quarter ended June 30, 2003 and disclosing certain information relating to net operating expenses, a Non-GAAP Financial Measure as defined in Regulation G.

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

Date: November 13, 2003