Form 10-K
period 2003-12-31
XYBERNAUT CORP
filed 2004-03-12
CIK 1013148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

ANNUAL REPORT ON FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒  No ☐

      The aggregate market value of the Common Stock of the issuer, its only class of voting stock, was $99,049,238, of which $97,512,190 was held by non-affiliates, calculated on the basis of the closing sale price of such stock on the National Association of Securities Dealers Automated Quotation System as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter. The market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses) which should not be construed as indicating that all such persons are affiliates.

      The number of shares outstanding of the registrant’s Common Stock as of March 9, 2004 was 176,776,818.

Documents Incorporated by Reference:     None

XYBERNAUT CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.     Business.

Introduction

      Xybernaut Corporation, a Delaware corporation (the “Company”), originally incorporated in 1990, is engaged in the research, development, manufacture, marketing and sale of mobile/ wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management and the accuracy, timeliness and utilization of critical enterprise data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). In 2004, the Company began actively marketing its mobile/ wearable hardware solutions in the People’s Republic of China through its 60% ownership in Xybernaut China Limited, a joint venture with Softbank Investment International (Strategic) Ltd.

      Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo® product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Both the MA and Atigo product lines are protected by the Company’s intellectual property. Since their commercial introductions, the Company has recognized revenue of approximately $26,000,000 on sales of approximately 6,900 MA and Atigo systems.

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

      The MA supports technologically advanced features such as real-time, two-way video and audio communications through WiFi, radio frequency (RF) transmissions or cellular linkups, global positioning system (“GPS”) tracking capabilities and wireless access to information through corporate intranets, the Internet and the World Wide Web. The MA can be used with several proprietary versions of light-weight, all-light readable, full color flat panel display (“FPDs”). Additionally, the MA can be used with head-mounted displays (“HMDs”), which are offered for sale by Xybernaut as well as our partners and other vendors. Available HMDs present desk-top quality color images equivalent to that of a desktop PC monitor at a distance of 18 inches and allow for full hands-free operation, two-way video and audio capabilities.

      The Atigo product line can be used as a stand-alone handheld computer and/or as a wireless FPD for an MA or standard PC. As a stand-alone device, it offers a more flexible platform than many other mobile computing devices including personal digital assistants (“PDAs”), laptops and tablet PCs. As a wireless display, it provides the full functionality of the MA, laptop or conventional PC while maintaining its user-friendly mobile form factor. Since Atigo can switch from functioning as a stand-alone computer to wireless FPD in real-time, it provides a unique and seamless computing environment between mobile employees and centrally-located servers. Atigo products are built-to-order to meet specific customer requirements. Customers often take advantage of customized Atigo features, including use of corporate logos or colors for branding, unique wearability accessories, custom software configurations and existing application support. The unique nature of the dual-purpose Atigo display is protected by the Company’s patents filed worldwide.

      Through Xybernaut Solutions, Inc. (“XSI”), the Company provides software, application development and implementation services in support of clients in a variety of industries. XSI programming capabilities include advanced languages that are developed to run on industry standard operating systems, such as “WinTel” and Linux, in conjunction with widely used database technologies. In addition, XSI sells Highways by Exor asset management software used for linear referenced assets including roads, railways, utility, and pipelines and enterprise project management software for the management of business critical projects, costs and resources across a wide range of industries. Additional software offerings include the Maint-X Electronic Performance Support System (EPSS) designed to provide comprehensive technical and support information for maintenance and inspection personnel at the point of maintenance.

      XSI offers the proprietary OPMIST computerized maintenance management system that has been installed in many sites worldwide at shipyards, utilities, manufacturers, military bases and railroads. Also offered by XSI is the Program and Project Management System (“PPMS”) solution that has been provided to 9 state Departments of Transportation (“DOTs”) or similar entities. The PPMS is a fully integrated program, project and task management system designed by XSI in conjunction with state DOTs to help them manage their capital improvement programs. The PPMS is a total solution that includes commercial-off-the-shelf (“COTS”) project scheduling systems, such as Artemis, Primavera, OPX2 and Microsoft Project. Another software/ service offering new to the XSI portfolio is Xyber-Scheduling Software (XSS), a customizable scheduling, reservation and registration system designed to help school, park and recreation organizations to control and communicate scheduling of facilities, programs and events.

      The Company’s executive and administrative offices are located at 12701 Fair Lakes Circle, Fairfax, Virginia 22033. The Company’s telephone number is (703) 631-6925, and e-mail address for investor inquiries is investorrel@xybernaut.com.

Forward-Looking Statements

      To keep investors informed of the Company’s future plans and objectives, this Annual Report on Form 10-K and other reports and statements issued by the Company and its officers from time to time contain certain statements concerning the Company’s future results, future performance, intentions, objectives, plans and expectations that are, or may be deemed to be, “forward-looking” statements. The Company’s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company’s actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to execute its business strategy (see “Business Strategy”), to profit from its products and services as expected (see “Products and Product Development”), to compete (see “Competition”), to maintain superior technological capability, to foresee changes and to continue to identify, develop and commercialize innovative and competitive products and services, to penetrate different markets and successfully expand its revenue (see “Marketing and Sales”), to attract and retain technologically qualified personnel, particularly in the areas of sales, research and development (see “Employees”), and the Company’s ability to generate cash flow and obtain financing to support its operations and growth (see generally “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” contained therein) and other risks described in this Annual Report on Form 10-K and other filings with the SEC.

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

      The Company believes that users looking for mobile computing and communications capabilities through cellular phones, interactive pagers, PDAs, portable email devices, MP3 players, DVD players, gaming devices and portable computers will increasingly demand that one device provide several or all of these capabilities rather than the many devices that are currently required. In addition, the prevalent practice of attaching files to emails often means that a full-function computer is required to process these files, rather than a limited function computing device. The Company believes that its mobile and wearable products are uniquely suited to meet this demand for “convergence,” and that limited-capability or special-purpose devices will eventually be replaced by mobile and wearable PCs that provide consistent interfaces and full functionality whether they are used in an office, travel or home environment. The Company believes that the potential to develop a large market for its mobile computing and communication hardware and software products is demonstrated by the substantial historic and projected growth in many other types of mobile computing and communication devices, such as cell phones, PDAs and wireless email devices.

      Over recent decades, there has been an ongoing evolution to personalize the computer and move it physically closer to the user. This is evident as computing capabilities have moved from remote mainframes, to distributed systems, to desktops, to notebooks, to tablets and now to wearable systems. The growth of wireless local area networks (“LANs”) in corporate markets allows the Company’s products to function as “just another node on the network” by running existing desktop applications wirelessly on a corporate network with little to no modification. In conjunction with this personalization of hardware there is now a personalization of software to provide users with the information needed to perform a specific task at hand, and the expansion of enterprise resource planning (“ERP”) systems that extend computing capabilities across an organization, not solely within certain functions of the organization. The Company believes that its products and services allow customers to leverage their existing investment in information technology to provide information access and computing capabilities to mobile workers. The Company further believes that its products and services are well suited to capture the growing consumer interest in mobile computing and communications devices.

      Several independent organizations have reported on wearable and mobile computing technologies and their impact on the marketplace. For example, a September 2003 report by IDC, entitled “Mobility Trends: Are Xybernaut’s Wearable Computing Technologies and Services Finally Gaining Acceptance?,” notes that the concept of wearable computing is beginning to make a global impact. An October 2001 report by Gartner Group included wearable computers as one of four key emerging technology trends for the first decade of the millennium and predicted that the prevalence of wearable computers will lead to commerce and service opportunities as significant as those resulting from the wired Web. Gartner Group further estimated that by 2007, more than 60 percent of the European Union and U.S. population aged 15 to 50 will carry or wear a wireless computing and communications device at least six hours a day, and by 2010, more than 75 percent will do so. A September 2002 report by Venture Development Corporation (VDC) forecasts that the worldwide wearable computer market will expand at a compounded annual growth rate (CAGR) of over 51% through 2006.

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

      Leverage Core Competencies. The Company believes its core competencies, which have been developed since its inception, are the integration and adaptation of innovative computer and communications hardware and software technologies into patented and copyrighted hands-free, mobile computing and communications solutions that enhance end-user productivity. The Company will seek to expand applications for its technologies and to capitalize on the breadth of its expertise by developing new hardware and software products, or combining its products with technology available from third parties. Consistent with this strategy, the Company will continue to focus on the integration of hands-free mobile computing and communications hardware with software applications and hardware products from its partners or licensed, acquired or internally developed applications and products. To leverage these core competencies, the Company has established a number of strategic alliances and intends to continue to have its strategic partners play a significant role in executing the Company’s manufacturing, service, sales and marketing functions, under close coordination with Company management. The Company believes that this structure will allow the Company to expand its operations without the need to add internal resources in direct proportion to such growth.

      Strengthen Portfolio of Patents and Intellectual Property. The Company has developed a portfolio of over 550 patent applications granted or pending worldwide as the base of its intellectual property (“IP”) for mobile/ wearable computing and communications and related software solutions (see “Intellectual Property”). Additionally, in the 10+ years that the Company has operated in the mobile/ wearable computing and communications space, it has developed a significant amount of knowledge, proprietary know-how and expertise, which the Company also believes adds significant value to its IP portfolio. The Company intends to continue building and strengthening this portfolio, which it considers to be one of its most significant assets and potential revenue sources.

      Develop and Strengthen Strategic Alliances. The Company has established and intends to continue to establish strategic alliances with world-class partners such as Softbank Strategic, IBM, Hitachi and Mitsubishi Heavy Industries to provide the execution capabilities required by the Company in such areas as product development, manufacturing, sales, distribution and marketing. The benefits that the Company receives from these associations include access to a larger potential customer base, complementary technologies, reduced capital investment through utilization of outside resources, knowledge of foreign markets and access to the expertise and efficiencies of these world-class manufacturing, financial and sales organizations. The Company will continue to pursue additional strategic associations, including joint ventures and partnering arrangements, to enhance its product offerings and expand its marketing activities.

      Pursue Acquisitions and Mergers. The Company routinely investigates potential mergers and acquisitions to add to its customer base and intellectual property, obtain access to enabling and complementary technologies and products, and allow the Company to provide a broader range of goods and services. However, there can be no assurances that the Company will be successful in identifying and completing such mergers or acquisitions on suitable terms. During 2000, the Company completed the acquisition of XSI.

      Utilize Licensing to Enhance Revenues. The Company intends to continue to establish licenses with industry leaders to leverage its patent portfolio and to increase the size and number of markets from which the Company can realize revenues. In recent years, the Company has established such licenses with Hitachi and Mitsubishi Heavy Industries and is in active discussions with other companies regarding licensing. In March 2003, the Company announced a licensing plan designed to increase revenue from its intellectual property. Under this plan, the Company entered into an agreement with DeltaTech International, a leader in technology transfer, to implement and manage licensing activities related to the Company’s “Dual-Use Computing

Device” intellectual property. This plan offers potential licensees as well as current or potential infringers a non-exclusive licensing opportunity. Approximately 100 such companies have been identified and formally contacted by DeltaTech on the behalf of the Company. In December 2003, the Company filed a lawsuit against Viewsonic Corporation alleging infringement of the Company’s Dual-Use Computing Device intellectual property. The Company has retained legal counsel to prosecute its claims against Viewsonic on a contingency basis. The Company plans to continue to aggressively pursue licensing activities for all of its intellectual property.

      Provide Customized Solutions for Diverse Customer Needs. Through XSI, the Company has in-house software and service evaluation, design, customization and execution capabilities to complement its product strengths. With XSI and its partners, the Company has expanded resources to continue acquiring, developing or licensing software that enables its customers to more rapidly create customized software applications to improve productivity with the MA, Atigo, conventional PCs or other mobile computing devices. Through development, acquisition or teaming relationships, the Company has many mobile solutions that enable it to deliver a diverse set of custom services that enhance the mobile experience such as wireless analysis and installation, voice enabling, video streaming and peripheral integration, just to name a few. The Company believes that its experience in wearable and mobile technologies will help it differentiate itself from its competition as it markets its integration services to customers and potential customers that may implement mobile computing technologies in the future.

      Maintain Technology Leadership. The Company is committed to achieving and maintaining technological superiority of its services, hardware and software through the continuous reassessment of product performance and the utilization and integration of state-of-the-art hardware and software technologies. The MA and Atigo product lines, for example, are the result of the Company’s relationships with companies such as IBM, Sony Digital Products, Texas Instruments, DT Research, Zykronix, Hitachi, MicroVision, Transmeta, MicroOptical, Shimadzu, Toshiba, JAE and NEC, all under the direction of, or in conjunction with, the Company’s staff. Additionally, recent product development has been largely driven by direct and in-depth communication with the Company’s customers and partners (see “Products and Product Development”).

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

      The Atigo product line is designed to be used as a stand-alone handheld computer and/or as a wireless FPD for a MA or standard PC. Since Atigo can switch from functioning as a stand-alone computer to wireless FPD in real-time, it provides a unique and seamless computing environment between mobile employees and centrally-located servers. The hardware used in Atigo features:

•	Windows XP Embedded or Windows CE. NET, Transmeta Crusoe or Intel XScale processors, 256MB RAM/ 512MB Flash or 128MB RAM/ 32MB Flash, PC Card and Compact Flash slots, built-in IEEE 802.11b wireless LAN support, USB 2.0 or USB 1.1 ports and ActiveSync support on CE .NET units.

•	8.4-inch touch-screen enabled TFT displays with 800 x 600 SVGA resolution that are readable under all light conditions.

•	Internal rechargeable Lithium-Ion batteries with a run-time of approximately 3 to 4 hours; an optional extended life battery doubles run-time.

•	Multimedia functionality including a built-in 16-bit sound microphone/ speaker and a stereo headphone jack.

•	A host of accessory options including desktop charging cradle, AC charger, car charger, external battery pouch and wireless keyboard/ mouse options, as well as a variety of soft goods for wearability and ergonomics.

      Full Functionality. MA and Atigo units can both act as full-function computing and communications devices. The MA and Atigo can also be used with a wide range of peripherals, such as portable CD-ROM readers, bar code readers, car chargers, battery-operated printers, still and motion video cameras, global positioning technologies, cellular and radio frequency communications and interfaces for medical, test and sensor equipment.

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

      Product Development. The Company’s approach to development of wearable computer products is to internally establish functional requirements, specifications and design criteria. The establishment of these specifications is a process that involves our customers, partners as well as the corporate “know-how” developed over more than a decade of designing and developing mobile computing devices. These specifications are then taken to potential development partners under non-disclosure agreements to evaluate the ability of those partners to meet the Company’s development needs. The Company then selects the partner that best fits its specific needs. During the development process, the Company provides detailed project management and oversight. By outsourcing the detailed development of its mobile computer product lines, the Company believes that it is better able to quickly adapt to changing markets and technology by working with partners with selected areas of expertise. Additionally, the Company is able to avoid the significant capital and operating costs needed to establish and maintain full state-of-the-art development facilities that would cover all of the various computing and communications issues related to its products. The Company is in discussions with a number of world-class technology companies regarding collaboration on future generations of wearable and mobile computers. The Company’s selection criteria for partners to develop its next-generation products will likely be based on pricing, the ability to provide reliable, advanced technology, production capacity, potential sales and marketing capabilities and reputation in the worldwide markets for technology products. While the MA and Atigo product lines are primarily targeted at commercial users, the Company intends to directly address segments of the consumer market in upcoming years.

Marketing and Sales

     Markets

      In the consulting portion of its business, XSI provides project management, asset management and software development products and services to federal, state and local governments, and to the transportation, pharmaceutical, manufacturing, oil and gas and software markets. Increasingly, XSI has also been providing integration services related to the Company’s wearable and mobile technologies. These integration services have been, and continue to be, focused largely on Department of Defense (“DOD”), state and local governments, security and homeland defense. In addition, the Company has also been providing significant integration and consulting services to many of its commercial customers as they roll out the Company’s various hardware products.

      In the hardware portion of its business, the Company has divided its potential markets into a number of horizontal segments that cover many industries and industry-specific vertical segments that the Company believes have the potential for high rates of return on the deployment of the Company’s products. Each segment represents a significant portion of the mobile worldwide workforce. Selected market segments are as follows (unless noted otherwise, information on U.S. workers is from the most recent data included in the U.S. Census Bureau, Statistical Abstract of the United States: 2003).

     Selected Horizontal Markets

•	Inspection, Maintenance and Repair: this segment has been the Company’s primary focus since its inception. The increased complexity of commercial and consumer products, coupled with the need to access a great deal of technical material to maintain and repair these products, made this segment one of the first to look to wearable computers to assist users in diagnosing and repairing such products, which include aircraft, motor vehicles and heavy machinery. Applications include remote teleconferencing to obtain “over the shoulder” guidance from experts around the world, the use of video clips to provide just-in-time training or refreshing, and automatic tabulation and transmission of inspection results without the need for manual input of data. Through the use of mobile computing devices, inspection, maintenance and repairs can be accomplished more quickly, cheaply and effectively. FedEx currently uses the MA V to maintain, repair and inspect a portion of its airline fleet. Internal studies have shown that FedEx has increased the efficiency of its maintenance team and also cut costs through the use of the Company’s wearable technologies.

•	Manufacturing: in the U.S., this segment includes approximately 18 million workers. Primary applications include mobile monitoring of manufacturing processes, logistics and materials manage-

ment, precision measurement, and in-process inspection. For example, the manufacture of aircraft requires precision production techniques and access to a large amount of technical data. A Boeing 747 aircraft has approximately six million parts provided by over 16,000 suppliers that must be assembled to exacting standards. The Company believes that the need to move in and around an aircraft during construction and the complex nature of aircraft manufacture and maintenance make the Company’s products well suited for this market.

     Selected Vertical Markets

•	Telecommunications: the primary applications in this segment are in the field, including maintenance and repair of field assets and facilities . A leading U.S. telecommunications company is deploying over 1,000 Atigo systems. This customer is using the Company’s solutions for field force and workflow automation related to inspection, maintenance and asset management operations. The Company has also completed a pilot program with Bell Canada involving field service technicians who wore the MA for full work shifts in order to establish returns on investment and to evaluate the MA for use in a wide variety of commercial and residential tasks. Results showed that Bell Canada technicians save more than 50 minutes per day as a result of the improved portability and reduced computing time from using the MA V. The Company’s Alternative Solutions group has also recently deployed hundreds of mobile computing devices for use in the field operations of a leading cable provider. These field service engineers use the devices for a wide variety of functions, including hook-up/modification of customers’ cable service, work order management for daily technician tasks and customer relationship management (CRM). The Company also believes that its products and solutions will be well suited as delivery devices for the next generation of wireless communications services.

•	Transportation: this segment is also characterized by high-dollar assets and the ability to readily determine the costs of downtime for these assets. This segment includes airlines, railways, trucking, automobile and maritime transportation. There are approximately 6 million workers in the U.S. involved in transportation. The transportation industry has proven to be an early adopter of both the MA and Atigo products. Atigo can be used in a broad array of applications for field personnel, including inventory management, quality assurance, workflow, remote data collection, knowledge management and security. CSX Technology, Inc., the technology subsidiary of CSX Corporation, uses the Atigo product line to meet various unique computing and knowledge management needs. In 2003, this Atigo solution won the QUALCOMM “Best of Show” 3G cdmA-List® Award.

•	Government/ Military: the military has long been an early adopter of advanced weapons technologies and as a result, was one of the first sectors to experience problems with the ability of personnel to maintain, diagnose and repair the advanced technology employed in weapons and equipment. The Company believes that its wearable computing and communications devices are well suited for such complex military applications, which typically require a rugged and versatile device such as the MA. Over the last three years, the DOD budget has included separate line items for wearable computer technology, which amounts have approximately doubled each year. The Company has been a significant beneficiary of these funds and expects to continue to be so in the future.

•	Homeland Defense: The Company is very involved in U.S. homeland defense efforts. Its solutions were recently evaluated during a formal Department of Justice emergency response exercise in Charleston, SC. Based on the MA V and Atigo platforms, the Critical Incident Response Tool Set (CIRT) used in Charleston allows first responders and subsequent emergency personnel to manage operations by having various types of critical information at their fingertips, including building floor-plans, schematics, photographs, incident command protocols and other critical response data. The Company also regularly conducts various emergency management exercises throughout the U.S. Law enforcement agencies, fire and rescue, HAZMAT, SWAT teams, EMS personal, and County Planners often conduct full-day live demonstrations using the Company’s solutions to evaluate best-practices and technology solutions that assist first-responders during emergencies.

•	Medical: in the U.S., this segment includes approximately 13 million workers and wearable applications range from field and remote diagnostics to inventory management. The Company believes that wearable technologies will present great potential in field medical operations by providing on-board and remote diagnostics, audio and/or video communication with doctors for emergency procedures, and transmission of locations for helicopter pickup through integrated global positioning systems. Another anticipated benefit of the Company’s hands-free mobile computing technologies is that fewer healthcare personnel will be needed to perform complex tasks. By providing remote delivery of medical information (“telemedicine”), the Company’s mobile computing and communications systems can become a key component within both managed care and telemedicine organizations, which are two key submarkets developing within the healthcare industry. Additionally, patients suffering from Parkinson’s Disease have seen significant improvements in coordination, mobility (particularly walking, reaching and grasping), awareness and lifestyle while using the MA.

•	Retail: There are approximately 28 million workers in the U.S. involved in retail and wholesale trade. Primary applications for the Company’s products include mobile checkout, inventory warehousing and counting, sales support and facility maintenance and repair. The retail industry has proven to be an early adopter of Atigo products. Atigo can provide customer relationship management solutions as well as real-time access to critical data, including detailed merchandise specifications, competitive product analysis, warranty/service offerings and more. This information can be wirelessly pulled from centrally located databases and delivered directly to retail sales representatives in order to supply customers with a more complete perspective of product options.

Marketing

      The segments identified in the above “Markets” section were selected as the most promising in which the Company believes it can achieve productivity savings and rapid paybacks for customers through the use of its products and services. The Company has established pilot projects with customers that it considers to be the leaders within each identified segment. Many of these same customers also serve on the Company’s CEO’s Customer Advisory Board. These pilot projects typically involve the purchase of a number of systems to be used in the customers’ operations to test the use of wearable computing systems and to establish the benefits derived from doing so. The Company typically uses these pilot projects to: provide detailed data on productivity improvements and returns on investment from the use of its products; obtain reference accounts for prospective customers; generate sales to customers participating in the pilot-projects; generate sales to additional customers within the segment; and use the benefits generated within that segment to position the product within other segments.

      The Company has established a six level marketing and distribution strategy to maximize market penetration through the generation of hardware revenues from the following channels:

•	Direct Company sales force: Targeting major accounts, such as Fortune 1000 companies, the purpose of the direct sales force is to sell the Company’s proprietary wearable solutions directly to targeted customers without the use of third parties. The direct sales force guides the customer through the initial testing and trial process. Once the products are accepted and established, the customer may be turned over to a channel partner, if appropriate, or may remain as a “house account.”

•	Value-Added Resellers (“VARs”): In addition to VARs, this channel also includes system integrators, partners and original equipment manufacturers (“OEMs”). The Company has established Team Xybernaut™, a community of approximately 100 active VARs and partners worldwide. Members of Team Xybernaut typically have significant technical and industry expertise and may couple the Company’s products with their own products and services. The end-result is often a solution tailored to the specific requirements of a customer or industry. By utilizing the VAR’s expertise and relationships, the Company is able to typically penetrate markets and customers more quickly and at a lower fixed cost than trying to establish the customer and industry specific solutions and relationships necessary for a successful sale.

•	Alternative Solutions: Understanding that customers’ needs are often varied and unique, the Company has recently established the Alternative Solutions group. This group is set up to deliver solutions that include third party hardware and software. The Alternative Solutions group provides the Company with greater flexibility, improved presence as a leader in mobile/ wearable computing and greater affinity amongst targeted customers in key industry sectors.

•	High-volume generic distributors: This channel is designed to be used when unit shipments expand significantly, particularly in the consumer markets. To date, sales through generic distributors have been limited.

•	Telemarketing and e-commerce: This channel obtains revenues from existing and new customers by using our website or in response to direct telephone queries.

•	Licensing: The Company maintains a portfolio of over 550 worldwide issued and pending patents, along with technical know-how, that we believe will be a source of licensing revenues in the future (see “Intellectual Property”).

      To position the Company within these identified segments and in the market for mobile computing as a whole, the Company is continuing a marketing program that includes participation in industry-specific trade shows, selected press coverage, and exhibitions at special events such as the annual International Conference on Wearable Computing.

      The Company also conducts periodic meetings of the CEO’s Customer Advisory Board (“CAB”), which consists of decision-making executives from prominent international organizations that are customers or partners of the Company. Formal meetings of the full CAB typically occur about twice per year while informal meetings with individual members occur more frequently. For the members, the CAB provides a discrete forum to discuss mobile/ wearable and wireless computing technologies, real-world practical experiences and solutions, productivity results and suggestions for the use of wearable computer applications. For the Company, the CAB provides valuable feedback related to product development and enhancements, the chance to share its marketing and product road map and an opportunity to further nurture its relationship with its key partners and customers. For example, the development of the Atigo product line was largely based on direct input from CAB members. The organizations that currently serve on the CAB include ATA, Bell Canada, Boeing, CSX, Daimler Chrysler, FedEx, Hilton Hotels, Mitsubishi Heavy Industries, NTT Communications Corporation, Rocketdyne, Siemens and South Carolina Research Authority.

     Sales and Backlog

      The Company’s Atigo sales are typically customized to meet each customer’s specific needs. Therefore, most large Atigo sales are built to order. As of December 31, 2003, the Company had a backlog of approximately $1.8 million for its hardware products. This backlog consisted primarily of one customer purchase order for Atigo systems, most of which have been shipped as of the date of this filing. Prior to shipment of the Company’s products, purchase orders are generally cancelable by the customers without penalty and are not binding upon the customer. As of December 31, 2002, the Company had a backlog of approximately $2.2 million for its hardware products.

      As of December 31, 2003 and 2002, the Company had a backlog of approximately $3.5 and $3.2 million, respectively, for its services business, primarily consisting of multi-year contracts that are in progress.

Key Suppliers

      The Company has entered into design, production, supply and support agreements with selected companies in the U.S., Europe and Asia to produce and/or support its products (see “Production”).

      Although the Company believes there are multiple sources for many hardware and software components, the Company depends heavily on its suppliers. While management believes that the Company could adapt to supply interruptions, such occurrences could necessitate changes in product design or assembly methods for its hardware products and cause the Company to experience delays or interruptions in supply while such changes are incorporated. The order time for certain components is often lengthy, including parts integral to the Company’s FPD and Atigo products. Delays or interruptions in supply could occur if the Company is required to find a new supplier for these components. Any disruptions in the supply of key vendor parts could result in the delay or cancellation of customer orders and have a material adverse effect on the Company.

Production

      The Company outsources the production of its wearable and mobile computer product lines. As a result, the Company believes that it is better able to quickly adapt to changing markets and technology through the selection of production partners with different areas of expertise. Additionally, the Company is able to avoid the significant capital and operating costs needed to establish and maintain full state-of-the-art production facilities capable of producing all of the various computing and communications components. Although the Company outsources the actual manufacture of its hardware products, the Company often retains the underlying intellectual property, tools and molds necessary for it to enable other partners to manufacture its products.

      The Company has manufacturing agreements with DT Research for the manufacture of the Atigo. The Company previously had manufacturing agreements with IBM for the manufacture of the MA V and with Digital Logic (Geneva, Switzerland) for the manufacture of the MA TC. Several companies, including Shimadzu, Olympus, MicroOptical and Microvision have separately produced head-mounted displays that are suitable for use with the Company’s products. The Company’s current flat panel displays are produced by IBM, DT Research and Zykronix. Most of the internal parts used in the Mobile Assistant CPUs are existing PC components that are readily available from multiple vendors.

Warranties

      For sales of its hardware products, the Company generally provides customers with warranty terms that are competitive with those for computing products of the local market in which the products are sold. In the U.S., the Company generally provides a standard one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the Company’s hardware products, including the computing unit, FPD, HMD and batteries, provide the Company with similar warranties. The Company’s distribution partners are generally responsible for user and software support for channel sales. The Company provides call center support through a partner from 9AM to 9PM eastern standard time from Monday through Friday.

      In certain instances, the Company offers extended warranties for up to two years beyond the standard one-year warranty on Atigo and the MA V. The supplier of Atigo typically provides the Company with a corresponding warranty. In certain instances, the Company provides warranties in excess of those provided by its vendors to meet the specific needs of its customers. At the time of sale, the Company estimates and accrues the cost of such warranties. If such warranty costs are ultimately higher than anticipated, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past.

      Certain government contracts of XSI require that between five and ten percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made. Such amounts total $450,073 and are recorded as long-term other assets on the Company’s balance sheet as of December 31, 2003.

Competition

      Several other companies are engaged in the manufacture and development of body-worn or hand-held computing and communications systems, which can also compete with the Mobile Assistant and Atigo series, including CDI, ViA Inc., MicroSlate, Texas Microsystems, OQO, Symbol, Raytheon, Panasonic and others. The Company believes that, as the markets for mobile computing and communications converge, its competitors will consist of these companies as well as companies that offer mobile computing devices with wireless communications capabilities and companies that offer wireless communications devices with computing capabilities. Companies with mobile computing devices that are adding wireless communications capabilities include Palm, Inc., Handspring, Compaq and Sony, and manufacturers of notebook, tablet and handheld computers such as Fujitsu, Mitsubishi, Toshiba, IBM, Compaq, and Sharp. Companies with wireless communications devices that offer computing capabilities include Samsung, Motorola, Nokia, and Ericsson. Competitors for the Company’s software and services includes Accenture, KPMG, Booze Allen Hamilton, Hansen, Primavera, and Artemis. Many of the Company’s competitors are large domestic and foreign companies which possess far more resources than the Company and can be expected to compete vigorously with the Company. There can be no assurance that the Company will be able to compete successfully against its competitors, or competing products, or that the competitive pressures faced by the Company will not adversely affect its financial performance. However, the Company believes that the entry into the market for wearable PCs by reputable, large computer and communications manufacturers will accelerate the validation of the market for wearable PCs. In addition, the Company believes that its patent portfolio puts the Company in a position to command royalties from such companies in the future.

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

      The Company has developed a portfolio of over 550 patent applications granted or pending worldwide. Of these, 68 are filed with the United States Patent and Trademark Office (“U.S. Patent Office”), consisting of 43 granted patents and 25 pending patent applications. Of the U.S. patents issued or pending, 54 are utility patents or patent applications that cover the concepts in the patents regardless of specific execution or design and the remaining 14 are design patents that cover a specific design of a product or its components. The remaining patents, virtually all of which are utility patents, have been granted or are pending in over 20 countries outside of the U.S. In addition, the Company has registered a number of trademarks and service marks on the Principal Register of the U.S. Patent Office, including its Mobile Assistant and Xybernaut trademarks, and with the government patent and trademark offices in several other countries.

      The Company believes that its patents are a valuable asset of the Company. The Company has obtained licenses from Hitachi and Mitsubishi Heavy Industries and has sued Viewsonic Corporation for infringement of one of its patents. The Company believes that its patents will present significant opportunities for royalty revenues in the future. The most significant utility patents for the Company are described below. All inventions made by employees of the Company, including those described below, are assigned to the Company by agreement with the employee upon the initiation of employment with the Company. The Company retains full title to these patents regardless of the inventor’s employment status with the Company. The sections in quotations below are taken directly from the relevant patents. Complete detail on the patents can be found on the U.S. Patent Office website at http://www.uspto.gov, through a search by patent number or “Xybernaut,” for all patents other than 5,305,244, which was filed under “CPSI,” which was the prior name of the Company.

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

      These three issued patents, and others pending, cover various aspects of what the Company calls “Core Computing” or the “Transferable Core.” This concept covers the use of a small device about the size of a current PDA that contains a processor, non-volatile storage and other components that would dock into various enclosures such as a notebook, desktop, airplane seatback, wearable computing/communicating device or automobile. This core computer allows the user to always have his or her preferred operating system, graphical user interface, applications software and data available in almost any environment and, importantly, without the need to synchronize these items among multiple computers in multiple locations.

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

      U.S. Patent 6,421,232, “Dual FPD and Thin Client.” This patent was filed in April 2001 and is a Continuation-In-Part of Application Ser. No. 09/630,474 which was filed in August 2000. The invention which the Company often refers to as the “Dual-Use Computing Device” patent, is essentially a flat panel display (“FPD”), preferably for use with computers, which utilizes a display which is separate from the CPU, which can perform as a static FPD when connected to or in communication with the computer, but can also function as a thin client PDA-type device when independent from the computer to which it was originally connected. The device will look and function as a FPD and include integral activation means either through stylus, touch panel, integrated pointing device, voice, or other activation means. The activation means will be available whether the device is functioning as a FPD or as a thin client PDA. The device will be small enough to be worn, carried or otherwise supported by the user, but can be utilized independently as a PDA to perform data input, calendars and scheduling, memo inputting and other thin client functions, and will run a thin client operating system such as Windows XP, CE, .Net or Palm OS. The enclosure itself will contain hardware sufficient to support display functions as well as a thin client motherboard. It will also contain either a wired or wireless communication bus for communicating data to the computer from which it was disconnected. Additionally, it will possess a standard or proprietary video input plug for displaying output from the underlying computer.

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

      In March 2003, the Company announced a licensing plan designed to increase revenue from its intellectual property. Under this plan, the Company entered into an agreement with DeltaTech International, a leader in technology transfer, to implement and manage licensing activities related to the Company’s Dual-Use Computing Device intellectual property. This plan offers potential licensees as well as current or potential infringers a non-exclusive licensing opportunity. Approximately 100 such companies have been identified and formally contacted by DeltaTech on the behalf of the Company. In December 2003, the Company filed a lawsuit against Viewsonic Corporation alleging infringement of the Company’s Dual-Use Computing Device intellectual property. The Company has retained legal counsel to prosecute its claims against Viewsonic on a contingency basis. The Company plans to continue to aggressively pursue licensing activities and, where necessary, litigation, to protect its intellectual property against infringement from third parties.

      Notwithstanding anything to the contrary contained in the foregoing, there can be no assurance that the Company’s pending patent applications will issue as patents, that any issued patent will provide the Company with significant competitive advantages, that foreign countries will honor its patents or that challenges will not be instituted against the validity or enforceability of any patent. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial. While retaining legal counsel on a contingency basis lowers the cost of litigation, it also reduces any future royalty payments from licensees. There also can be no assurance that others will not independently develop similar or more advanced products, design patentable alternatives to the Company’s products or duplicate the Company’s trade secrets. The Company may in some cases be required to obtain licenses from third parties or to redesign its products or processes to avoid infringement. The Company also relies on trade secrets and proprietary technology and enters into confidentiality agreements with its employees and consultants. The Company has implemented a trade secret management program to further protect the Company’s trade secrets and proprietary information. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not be breached by employees or consultants or that the Company’s trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse. The Company intends to take any and all appropriate measures, including legal action, necessary to maintain and enforce its rights under the patents held by the Company and to recover any damages suffered as a result of any alleged infringement.

Employees and Consultants

      As of December 31, 2003, the Company had 91 full-time equivalent employees, and had consulting arrangements with 15 individuals or firms for advice and assistance on selected technical and business matters. Of the Company’s full-time equivalent employees, 4 are executive officers, 22 are technical and administrative support employees, 6 are engaged in research and development, and 59 are engaged in consulting services, sales, marketing and customer service. None of the Company’s employees are represented by a labor organization and management believes that the Company’s relations with its employees are good.

Other Information

      The Company maintains an internet web site at www.xybernaut.com. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, are available free of charge on the Company’s website as soon as reasonably practicable following the filing of each document with the SEC.

Item 2.	Properties.

      The offices for the Company’s U.S. headquarters and XSI are located in 17,592 square feet of office and development space at 12701 Fair Lakes Circle, Fairfax, Virginia. The Company’s lease is for an eighteen-month term expiring March 31, 2005 and requires monthly rent of $34,198.

      XSI’s former offices consist of 5,000 square feet of office space located at 8618 Westwood Center Drive, Vienna, Virginia. The lease is for a 7-year term expiring December 31, 2005 and requires monthly rent of $13,532. The Company has vacated this space and intends to sublease it, although likely at an amount that is less than the total rent owed by the Company.

      To minimize lodging expenses related to visiting consultants and new, visiting or relocating employees, the Company leases two apartments in Fairfax, Virginia with combined monthly rental costs of $3,057. Management believes that the cost of these apartments is less than what would be incurred if these visitors stayed in hotels.

      The Company’s European facility consists of 1,415 square feet of office space located at the SBS Software Center, Otto Lilienthal Strasse 36, D-71034 Böblingen, Germany. The Company’s lease automatically renews and requires a 6-month notice for termination. The lease requires monthly rent of $2,200 at current exchange rates.

      The Company’s Asian facility consists of 1,218 square feet of office space located at Wako Denshi Bldg., No. 13-32, 6 chome Tsunashima Nishi, Kohoku-ku, Yokohama, Japan. The Company’s lease automatically renews for 3-month terms. The lease requires monthly rent of $2,400 at current exchange rates.

Item 3.	Legal Proceedings.

      The Company is involved in litigation with Zykronix, Inc. in the District Court of Denver Colorado and in the Circuit Court of Fairfax Virginia. The Colorado suit is against the Company’s Chairman and Chief Executive Officer based on a personal guarantee that he provided to Zykronix for payment of fees alleged by Zykronix to be owed by the Company. The Virginia suit is against the Company for the same $238,000 in fees allegedly owed under the guarantee. The Company believes that it has substantive defenses to these claims and that the alleged fees are not owed. The Company is defending, and expects to continue to defend, against both suits.

      In December 2003, the Company filed a lawsuit against Viewsonic Corporation (“Viewsonic”) in the United States District Court for the Eastern District of Virginia. The suit alleges that Viewsonic infringed one of the Company’s Dual-Use Computing Device patents. The suit requests unspecified damages and an injunction against Viewsonic from infringing the patent.

      In December 2003, the IRS filed a tax lien against the Company totaling $1,132,198. This lien covers taxes, penalties and interest that the IRS alleges that the Company owes related to certain payroll tax filings during 2000. The Company believes that all such taxes were remitted to the IRS during 2000 and does not believe that such taxes are still owed to the IRS. The Company is in ongoing discussions with the IRS related to this matter and has formally requested that the lien be withdrawn. The Company believes that the probability of future payment of the taxes is remote and therefore the Company has not accrued any liability or charges. The Company believes that any related interest or penalties will not be material.

      The Company is involved in routine legal and administrative proceedings and claims of various types. The Company has no material pending legal or administrative proceedings, other than as discussed above or ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any property is the subject. While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on the Company’s results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

      At the Company’s annual meeting held on December 11, 2003, the following items were submitted to a vote by the common stockholders and were approved by the following majority votes:

1. The election of three Class III directors of the Company to serve for a term of three years and until their successors are duly elected and qualified. The election of Edward G. Newman was approved by 99% of voting shareholders, with votes of 152,000,000 shares “for” and 1,400,000 shares “withheld.” The election of Steven A. Newman was approved by 99% of voting shareholders, with votes of 151,800,000 shares “for” and 1,600,000 shares “withheld.” The election of James J. Ralabate, Esq. was approved by 99% of voting shareholders, with votes of 152,400,000 shares “for” and 1,000,000 shares “withheld.”

2. The ratification of the appointment of Grant Thornton LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003. This item was approved by 99% of voting shareholders, with votes of 152,200,000 shares “for,” 700,000 shares “against” and 500,000 shares “abstained.”

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

      On July 18, 1996, the Company completed its initial public offering. The Company’s common stock, representing its only class of publicly traded equity securities, trades under the ticker “XYBR” on the Nasdaq SmallCap Market.

      As of December 31, 2003, there were approximately 1,365 shareholders of record, representing approximately 75,000 individual or institutional shareholders of the Company’s common stock.

      The table below sets forth the high and low closing prices of the Company’s common stock in dollars per share by quarter, for the years ended December 31, 2003 and 2002, as reported in published financial sources.

These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock

	High	Low

1st Quarter 2002	$2.66	$1.60
2nd Quarter 2002	$1.63	$0.55
3rd Quarter 2002	$0.73	$0.23
4th Quarter 2002	$0.83	$0.21
1st Quarter 2003	$0.60	$0.33
2nd Quarter 2003	$0.75	$0.35
3rd Quarter 2003	$2.26	$0.56
4th Quarter 2003	$2.30	$1.54

Dividends

      The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company currently intends to retain any future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, forecasted operations, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Company’s Board of Directors deems relevant.

Item 6.	Selected Financial Data.

      The following selected consolidated financial data sets forth, for the periods and the dates indicated, summary financial data of the Company and its subsidiaries. The selected consolidated financial data have been derived from the Company’s financial statements, which have been audited by independent public accountants.

	2003	2002	2001	2000	1999

Total revenue	$10,999,987	$9,973,561	$9,819,993	$9,504,891	$8,352,774
Net loss	$(18,584,229)	$(26,580,833)	$(32,199,579)	$(24,185,222)	$(16,697,413)
Net loss per common share	$(0.13)	$(0.37)	$(0.63)	$(0.63)	$(0.76)
Total assets	$20,820,067	$12,135,371	$16,664,318	$19,244,701	$12,870,679
Long-term obligations	$226,084	$119,295	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      Xybernaut Corporation, a Delaware corporation (the “Company”), is engaged in the research, development, manufacture, marketing and sale of mobile/ wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of critical enterprise data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (Virginia, U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Yokohama, Japan) and Xybernaut GmbH (Böblingen, Germany). In 2004, the Company began actively marketing its mobile and wearable hardware solutions in the People’s Republic of China through its 60% ownership in Xybernaut China Limited, a joint venture with

Softbank Investment International (Strategic) Ltd. The Company was originally incorporated in 1990 and completed its initial public offering (“IPO”) in July 1996.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xybernaut Solutions, Inc. (“XSI”), Xybernaut K.K. and Xybernaut GmbH. All significant intercompany accounts and transactions have been eliminated in the consolidation. The consolidated financial statements for periods subsequent to December 31, 2003 are also expected to include the accounts of Xybernaut China Limited (Hong Kong, China).

      Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $26,000,000 on sales of approximately 6,900 MA and Atigo systems. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property.

      A number of trends are expected to have a significant effect on the Company’s operations in the future. In past quarters, many of the Company’s large customers deferred or delayed anticipated purchases of the Company’s products because of uncertain economic conditions and other concerns. If these conditions and issues persist or worsen, it is possible that more potential customers will defer, delay or cancel scheduled purchases, which would have an adverse effect on Company operations. While the Company believes that general economic conditions began to improve during late 2003 and expects that they will continue to improve during 2004, there can be no assurance that this expectation will be realized. Additionally, to the extent that potential customers have concerns about purchases from smaller suppliers, such concerns could have a negative impact on the Company’s revenues.

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

      The Company believes that sales of its wearable and mobile computers will rely to a large extent on the availability of wireless broadband services that can take advantage of the extensive processing power and display capabilities of the Company’s hardware products. Wireless LANs are now well established in commercial markets worldwide that provide broadband capabilities over a limited physical range in places such as corporate offices, warehouses, factory floors and airfields. However, wide-range wireless access that allows a user to move freely over large geographic areas and still maintain broadband access (commonly referred to as “Third Generation” or “3G”) is still only available in limited areas, including Japan and parts of Europe. The Company predicts that 3G service will be available in large metropolitan areas worldwide in the next few years. For example, NTT DoCoMo and AT&T Wireless have announced plans to launch 3G service in select U.S. cities by December 2004. The Company believes that while the commercial markets can still be successfully penetrated prior to the widespread introduction of wireless broadband access, such service will be needed prior to successful large-scale sales in the consumer markets.

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

      Whenever events or changes in circumstances occur that indicate that there is the potential for the impairment of the carrying values of these patent assets, management performs an analysis to determine the recoverability of the asset’s carrying value. As a result of such analysis, management may reserve against or write down the carrying value of the patent asset. The Company recorded a $157,307 charge during 2002 against the carrying value of certain of its non-strategic patents. This charge was based on a number of assumptions and estimates made by management, including but not limited to those related to the outcome of potential litigation against competitors who may infringe on the Company’s patents, the outcome of potential litigation brought against the Company related to infringement of another company’s patents, impairment of trade secrets and know-how and the Company’s intentions to use a given patent in the future. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company.

      Warranties for Hardware Product Sales. For sales of its hardware products within the U.S., the Company generally provides a standard one-year warranty on its parts and a six-month warranty on labor. The Company’s suppliers for the significant components of the Company’s hardware products, including the computing unit, FPD, HMD and batteries, provide the Company with similar warranties. The Company’s distribution partners are generally responsible for user and software support for channel sales. In certain instances, the Company offers extended warranties for up to two years beyond the standard one-year warranty on Atigo and the MA V. The supplier of Atigo typically provides the Company with a corresponding warranty. In certain instances, the Company provides warranties in excess of those provided by its vendors to meet the specific needs of its customers. At the time of sale, the Company estimates and accrues the cost of such warranties. If such warranty costs are ultimately higher than anticipated, the Company may incur warranty expenses in the future that are significantly greater than those incurred in the past.

      Warranty expense is recorded by management using a number of assumptions and estimates, including but not limited to those related to estimates for future warranty claims based on reviews of historical warranty experience as well as other general and customer-specific factors, industry warranty trends, intended uses by customers, successful negotiation of extended warranty coverage from the Company’s vendors and continued warranty support from vendors. Additionally, because of the recent introduction and unique nature of the MA V, MA TC and Atigo product lines, the Company only has limited historical data on which to forecast future warranty claims. To the extent that actual future events are different from the assumptions and estimates used by management, additional warranty expenses may be recorded by the Company.

      Revenue Recognition on Fixed Price Contracts. The Company recognizes revenue from long-term service contracts in accordance with Accounting Research Bulletin No. 45, “Long-Term Construction Type Contracts,” using the relevant guidance in Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as determined by the terms and conditions of the Company’s various consulting contracts with its customers, which typically involve software engineering and related services. Revenue is recognized on fixed price contracts based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete, a basis which management believes reasonably matches revenue to proportional performance under each related contract.

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

Results of Operations

      The following table sets forth certain consolidated financial data as a percentage of revenues for the years ended December 31, 2003, 2002 and 2001.

	December 31,

	2003	2002	2001

Revenue	100.0%	100.0%	100.0%
Cost of sales	72.2	77.8	70.3
Provision for inventory and tooling	45.4	9.2	18.6

Gross (loss) income	(17.6)	13.0	11.1

Operating expenses:
Sales and marketing	79.4	149.8	178.5
General and administrative	37.9	57.2	67.9
Research and development	31.1	63.8	95.8
Restructuring charges	0.0	10.4	0.0

Total operating expenses	148.4	281.2	342.2

Interest and other	(2.9)	1.6	3.2

Net loss	(168.9)%	(266.5)%	(327.9)%

Years Ended December 31, 2003 and December 31, 2002

      Revenue. The Company derives its revenue from product sales of mobile/ wearable computers and components, product sales of software, and consulting services. Total revenue for the year ended December 31, 2003 was $10,999,987, an increase of $1,026,426, or 10%, compared to $9,973,561 for the year ended December 31, 2002. Product revenue remained consistent between the year ended December 31, 2003 and 2002 at $6,176,533 and $6,131,759, respectively, representing a 1% increase. Hardware revenues from U.S. operations increased 14% to $5,082,410 in 2003 compared to 2002, driven primarily by Atigo and Alternative Solutions sales. Alternative Solutions consist of sales of non-proprietary mobile/ wearable hardware based on a customer’s specific needs and requirements. Alternative Solutions sales totaled $695,939 during 2003, compared with $0 in 2002. This increase in U.S. hardware revenues was offset by a 33% decrease to $810,996 in 2003 compared to 2002 of European hardware sales of MA TC and MA V systems. This decrease in European revenues was due to a drop in orders from a large European customer. Hardware revenues from Asia, consisting primarily of MA V systems, decreased by 38% to $283,127 in 2003 compared to 2002. There was no software product revenue in 2003 or 2002. Revenue from software products generally consists of a few large transactions that are unrelated to the Company’s hardware products. Consulting, licensing and other revenue for the year ended December 31, 2003 was $4,823,454, an increase of $981,652, or 26%, compared to $3,841,802 for 2002. This increase was driven by revenues earned on two new large contracts in the U.S.

      Cost of Sales. The Company’s cost of sales include the costs of components for mobile/ wearable computer systems, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the year ended December 31, 2003 was $12,939,038, an increase of $4,264,233, or 49%, compared to $8,674,805 for the year ended December 31, 2002.

      The cost of sales related to the Company’s hardware products decreased 8% to $4,959,974 for the year ended December 31, 2003. This decrease in hardware product cost of sales occurred during a period in which hardware product sales increased 1%. This fluctuation was caused by several factors. First, total warranty costs for the year ended December 31, 2002 included $323,897 in charges for product replacement related to MA V sales to two of the Company’s U.S. customers. The Company believes that the warranty expenses specific to these customers were non-recurring in nature and does not anticipate that it will continue to record similar warranty expenses related to the MA V or other current product lines. In addition, margins on sales of the MA V and TC were lower in 2002 since these products had been introduced in 2001 and margins typically drop following a product’s commercial launch. Partially offsetting the above factors, which negatively affected 2002 hardware margins, was the commercial launch of the Atigo product line in the third quarter of 2002, which resulted in higher margins in the second half of 2002. During 2003, the Company continued to introduce new products in the Atigo family, namely the Atigo M and Atigo T, and was therefore able to maintain relatively high hardware margins following their launches. Also affecting margins was the Alternative Solutions sale consisting of non-proprietary wearable/mobile hardware during 2003 for which no similar sales occurred during 2002. The Company recorded gross margins on this Alternative Solutions sale of 4% during 2003. The Company expects margins on Alternative Solution sales to vary depending on the wearable/mobile product deployed. As a result of the above activities, gross margins from hardware sales for the year ended December 31, 2003 were 20%, compared to 12% for 2002. Cost of sales of consulting, licensing and other revenue increased 26%, which is consistent with the 26% increase in consulting, license and other revenue. As a result, consulting, licensing and other revenue gross margin was 38% for both 2003 and 2002. Total gross margins, excluding the provision for inventory and tooling, were 28% and 22% for the year ended December 31, 2003 and 2002, respectively.

      The Company recognized inventory and tooling provisions of $4,999,354 and $913,175 in the fiscal years 2003 and 2002, respectively, related to its wearable computer product lines. The 2003 inventory and tooling provision included charges of i) $4,205,949 against MA V inventory, components and tooling, ii) $503,436 against MA TC inventory, iii) $257,737 against MA IV inventory and iv) $32,232 against poma inventory. The 2002 inventory and tooling provision consisted of i) a $1,191,696 charge to write-down the net carrying value of inventory associated with the MA V, MA TC and MA IV product lines due to an estimated general decline in their value, ii) a $53,958 charge related to a write-down of a small number of early-production models of the MA V product line with limited hard disk capacity received by the Company, iii) the $631,556 reversal of an inventory reserve recorded in 2001 related to the poma product line, a prior model of wearable computer and iv) a $299,077 reserve against tooling associated with the MA V product line. Total gross margins, including the provisions for inventory and tooling, were -18% and 13%, for the year ended December 31, 2003 and 2002, respectively.

      The Company’s management believes that it can sell its wearable/mobile computer inventory at amounts that approximate current net carrying values, which have been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new and competing product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. The significant majority of the inventory and tooling charges during 2003 and 2002 were recorded against the MA V product line. Even after the successful renegotiation of certain of the MA V manufacturing contracts during 2003, the Company had commitments to purchase significant quantities of inventory. The Company was required to write-down and reserve a substantial portion of the MA V inventory in 2003 and 2002 as historical and forecasted sales are not sufficient to sell such quantities of inventory. As a result of this review, it was determined that certain of the Company’s inventory is slow-moving, risked becoming obsolete or will likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company. Management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

      Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2003 were $8,735,089, a decrease of $6,206,750, or 42%, compared to $14,941,839 for the same period in 2002. This decrease is due to sustained cost savings measures that began in 2002 which resulted in 2003 decreases of approximately $1,666,000, $642,000, $935,000 and $691,000, respectively, in salaries and benefits, consulting, promotional items and trade shows. Non-cash expense for outside marketing services funded through the issuance of the Company’s equity securities decreased by $596,080 to $177,896 in 2003 compared to $773,976 in 2002. General expenditures for sales and marketing expenses of the European and Asian operations also decreased $1,265,000 from 2002 to 2003.

      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2003 were $4,168,468, a decrease of $1,534,934, or 27%, compared to $5,703,402, for the corresponding period in 2002. As a result of the sustained cost savings measures that began in 2002, general and administrative expenses in 2003 relating to salaries and benefits and consulting decreased approximately $757,000 and $327,000, respectively, compared to the same period in 2002.

      Research and Development Expenses. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general wearable technology. Research and development expenses for the year ended December 31, 2003 were $3,417,919, a decrease of $2,940,964, or 46%, compared to $6,358,883 for the corresponding period in 2002. As a result of sustained cost saving measures that began in 2002, research and development expenses in 2003 related to salaries, benefits and consulting decreased approximately $504,000, $105,000 and $108,000, respectively. An additional decrease resulted from a $452,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/ wearable product lines. Expenditures during both the 2003 and 2002 periods related primarily to the Atigo product line. In addition, the research and development expenses of the Company’s European operations decreased by $1,514,000 from 2002 to 2003 due to sustained cost saving measures that began in 2002.

      Interest and Other (Expenses) Income, Net. Interest expense for the year ended December 31, 2003 was $323,133, a decrease of $486,390 or 298%, compared to 2002 interest income of $163,257. This decrease resulted primarily from the write-off of a discount on a note payable in 2003 from early repayment of $407,246.

      Provision for Income Taxes. The Company accrued $569 and $562 for a tax provision for the years ended December 31, 2003 and 2002, respectively, related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the years ended December 31, 2003 and 2002 and, therefore, no provision for U.S. income taxes was required.

      Net Loss. As a result of the factors described above, the net loss for the year ended December 31, 2003 was $18,584,229, a decrease of $7,996,604, or 30%, compared to $26,580,833 for the corresponding period in 2002.

Years Ended December 31, 2002 and December 31, 2001

      Revenue. The Company derives its revenue from product sales of its mobile/ wearable computers and components, product sales of software and consulting services. Total revenue for the year ended December 31, 2002 was $9,973,561, an increase of $153,568, or 2%, compared to $9,819,993 for the year ended December 31, 2001. Product revenue for the year ended December 31, 2002 was $6,131,759, an increase of $225,357, or 4%, compared to $5,906,402 for 2001. The increase in product revenue was attributable to sales of the Company’s mobile/ wearable computer systems, which increased 17% from $5,227,502 in 2001 to $6,131,759 in 2002. The increase in hardware sales resulted primarily from sales of two new product lines introduced in 2002, the poma and Atigo. Additional hardware product revenue resulted from the Company’s emphasis on new and enhanced product lines, the MA V and MA TC, which were introduced late in 2001. Hardware revenues from U.S. operations increased 69% to $4,470,762 in 2002 compared to 2001, driven primarily by Atigo and MA V sales. This increase was offset by a 40% decrease to $1,204,215 in European hardware sales in 2002 compared to 2001, due primarily to a decrease in orders from a large European customer. Hardware revenues from Asia, consisting primarily of MA V systems, decreased by 18% to $456,782 in 2002 compared to 2001. Offsetting this overall increase in wearable computer sales was a decrease in software product revenue from $678,900 in 2001 to $0 in 2002. Revenue from software products generally consists of a few large transactions that occur throughout the year that are unrelated to the Company’s hardware products. Therefore, it is not uncommon to have significant fluctuations in software revenue from year to year. The Company’s consulting, licensing and other revenue remained consistent between the year ended December 31, 2002 and 2001 at $3,841,802 and $3,913,591, respectively, representing a 2% decrease, as the number of ongoing consulting contracts remained relatively consistent between 2002 and 2001.

      Cost of Sales. The Company’s cost of sales include the costs of components for the Company’s wearable computer product lines, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales remained consistent between the year ended December 31, 2002 and 2001 at $8,674,805 and $8,730,384, respectively, representing less than a one percent decrease. The cost of sales related to the Company’s hardware products increased 38% to $5,399,265 for the year ended December 31, 2002. This increase in hardware product cost of sales is significantly greater than the 17% increase in hardware product sales. This fluctuation was caused by several factors. First, total warranty costs for the year ended December 31, 2002 increased $323,897 compared to the same period in 2001 due to certain charges for product replacement related to sales of the MA V to two of the Company’s U.S. customers. The Company believes that the warranty expenses specific to these customers were non-recurring in nature and does not anticipate that it will continue to record similar warranty expenses in the future. In addition, margins on sales of the MA V and TC were higher in the 2001 period than in the 2002 period, since both the MA V and MA TC product lines were introduced in 2001 and margins are typically highest following a product’s commercial launch. Partially offsetting the above factors which negatively affected hardware margins, the Company began shipping the Atigo product line in the third quarter of 2002, which resulted in a positive effect on margins. As a result of these activities, gross margins from hardware sales for the year ended December 31, 2002 were 12%, compared to 25% for 2001. Software cost of sales decreased from $397,094 for the year ended December 31, 2001 to $0 for the same period in 2002 as the Company had no software sales in 2002. The lack of high-margin software sales impacts negatively on the Company’s gross margin from product sales which decreased to 12% for the fiscal year 2002 from 27% for

2001. Cost of sales of consulting, licensing and other revenue decreased 9%, which is relatively consistent with the 2% decrease in consulting, license and other revenue. This resulted in an increase in related margins to 38% in 2002 from 34% in 2001, due primarily to an increase in the mix of higher margin contracts in 2002 when compared to 2001. The Company recognized inventory and tooling provisions of $913,175 and $1,829,234 in the fiscal years 2002 and 2001, respectively, related to its wearable computer product lines which are discussed in detail below. Total gross margins, including the provisions for inventory and tooling, were 13% and 11%, for the year ended December 31, 2002 and 2001, respectively.

      The 2002 inventory and tooling provision consisted of i) a $1,191,696 charge to write-down the net carrying value of inventory associated with the MA V, MA TC and MA IV product lines due to an estimated general decline in their value, ii) a $53,958 charge related to a write-down of a small number of early-production models of the MA V product line with limited hard disk capacity received by the Company, iii) the $631,556 reversal of an inventory reserve recorded in 2001 related to the poma product line, a prior model of wearable computer, discussed below and iv) a $299,077 reserve against tooling associated with the MA V product line. The 2001 inventory and tooling provision consisted of i) a $663,790 charge to reduce the net carrying value of inventory associated with the MA IV product line given the uncertainties created by the introduction of the MA V and MA TC product lines, ii) a $141,280 inventory write-off established for hard disk drives that were purchased for the MA V product line but later replaced with higher-capacity hard disk drives (during the first quarter of 2002, all of the hard drives were sold in bulk at an amount approximating their net carrying value and this reserve was fully utilized), iii) the $885,019 inventory charge recorded in 2001 related to the poma product line discussed below and iv) a $139,145 charge to reduce the net carrying value of tooling associated with the MA IV product line.

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

      Research and Development Expenses. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for general wearable technology. Research and development expenses for the year ended December 31, 2002 were $6,358,883, a decrease of $3,050,951, or 32%, compared to $9,409,834 for the corresponding period in 2001. This decrease resulted largely from a $2,600,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/ wearable product lines. Expenditures during the 2001 period related to the MA V and MA TC product lines while expenditures during the 2002 period related primarily to the Atigo product line. In addition, the research and development expenses of the Company’s European and Asian operations decreased by $904,000 from 2001 to 2002 due to cost saving measures undertaken in the last three quarters of 2002.

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

      Provision for Income Taxes. The Company accrued $562 and $25,840 for a tax provision for the years ended December 31, 2002 and 2001, respectively, related to the operations of its foreign subsidiaries. The Company’s U.S. operations had a net loss for the year ended December 30, 2002 and, therefore, no provision for U.S. income taxes is required.

      Net Loss. As a result of the factors described above, the net loss for the year ended December 31, 2002 was $26,580,833, a decrease of $5,618,746, or 17%, compared to $32,199,579 for the corresponding period in 2001.

Other Operating Activities

      For the year ended December 31, 2003, the Company’s operating activities used cash of $17,522,543, primarily as a result of its net loss of $18,584,229, and its investing activities used cash of $1,463,342. These activities were funded through the Company’s financing activities which provided cash of $26,228,089, principally through the issuance of common stock and warrants to purchase common stock exercised during this period for cash. As a result, the Company’s cash balance increased to $9,524,541 at December 31, 2003 from $1,967,710 at December 31, 2002.

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

      At December 31, 2003, the Company had approximately $136,000,000 of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes which expire in varying years from 2010 through 2023. The Company has experienced several ownership changes pursuant to Internal Revenue Code Section 382. These ownership changes, which occurred in 1997, 1999, 2002, and 2003, have the effect of limiting the Company’s usage of its NOLs in years after each ownership change. Due to these limitations, at least $38,000,000 of the NOLs have been permanently impaired because they will expire before they ever become available for use. After consideration of this impairment, the Company had approximately $98,000,000 of NOLs which become available for future use based on an annual limitation of approximately $4,600,000. After consideration of this limitation, the Company had approximately $6,100,000 of NOLs available to offset future taxable income as of December 31, 2003. The remaining approximate $91,900,000 of NOLs are expected to become available to offset future taxable income in the future. However, there can be no assurance that such NOLs will not become impaired in the future.

      At December 31, 2003, the Company had approximately $7,500,000 of NOLs for foreign income tax purposes. These NOLs are not affected by Internal Revenue Code Section 382 and are not impaired.

Transactions With Related and Certain Other Parties

      The Company retains a member of its Board of Directors as its patent counsel. Since August 1, 2002, the Company and this Director have entered into one-year agreements. The current agreement expires on July 31, 2004. Under these and prior agreements, the Company had cash expenditures of $320,000, $331,112 and $421,333 during 2003, 2002 and 2001, respectively, in legal services payable to this Director. The Company is also obligated to issue to this Director 50,000 shares of its common stock for the one-year period ending July 31, 2004, which had a value of $37,500 at the date the agreement was entered into. The Company issued to this Director 100,000 shares of its common stock for the one-year period ended July 31, 2003, which had a value of $50,000 as of the date the agreement was entered into. Prior to August 1, 2002, the Director’s law firm billed the Company in accordance with its established standard billing rates used in the past with its other clients. These cash and stock payments represent gross payments made by the Company and the Director is responsible for all overhead, professional, administrative and other expenditures incurred by his law firm. During 2003, 2002 and 2001, the Company represented the law firm’s only significant client. During approximately half of 2002 and all of 2001, the Director also served as the Company’s primary processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The director was paid only the amount that was passed through to these other law firms and agencies and paid administrative services related to these services. The Company made additional payments of $17,656, $274,040 and $485,827 during 2003, 2002 and 2001, respectively, to this Director’s law firm related to services rendered by the Director’s law firm as the Company’s processing agent for foreign patent and trademark filing and prosecution expenses. The Company’s management and Board of Directors believe that the relationship with this law firm is based on arms-length terms and conditions.

      The Company uses a law firm, in which an officer and member of its Board of Directors is a partner, for services related to financings, litigation, SEC filings and other general legal matters. The Company had billings of $424,574, $464,067 and $392,524 during 2003, 2002 and 2001, respectively, in legal services payable to this law firm. The law firm bills the Company in accordance with the established billing rates used with its other clients. The Company’s management and Board of Directors believe that the relationship with this law firm is based on arms-length terms and conditions.

      Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to the Company’s Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a personal margin loan from an investment bank. The loan was made pursuant to a promissory note that was secured by shares of the officer’s personal common stock holdings of the Company and accrued interest at 8% per year. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate to 6%, reflective of a general decline in interest rates over this period. On December 17, 2002, the $1,086,891 in outstanding principal and interest was repaid in full through the i) transfer by the officer to the Company of 1,108,343 shares of the Company’s common stock personally held by the officer, which amount includes the shares that were pledged as collateral, which were valued at $681,631, and ii) cancellation of all of the officer’s 742,049 options to purchase shares of the Company’s common stock that had been granted prior to the date of repayment, which were valued at $405,260. Effective December 31, 2002, the Company cancelled the 1,108,343 shares of common stock transferred through this repayment. To determine the fair market value of the transfer of shares of stock and the cancellation of stock options, the Company used the market price of the Company’s common stock on the date of repayment and the Black-Scholes option-pricing model, respectively. The variables used in the Black-Scholes option-pricing model were as follows: i) the risk free rate was 3.03%, which was the yield of 5-year Treasury Notes issued November 15, 2002, and ii) the standard deviation of stock return was 131.25%, which was the volatility of the Company’s stock calculated using the end of the month stock price for the period from January 1, 2000 through December 31, 2002. The outstanding principal and interest owed by the officer to the Company under this promissory note totaled $0 at both December 31, 2003 and December 31, 2002.

      The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of FPDs (the “Engineering and Inventory Agreement”). The Company has also entered into agreements with IBM under which IBM purchases MA V and Atigo products from the Company, markets and sells the systems worldwide to its own customers and introduces the Company to potential future customers (the “Sales and Marketing Agreement”). During 2003, 2002 and 2001, the Company paid $4,741,313, $2,772,457 and $4,148,523, respectively, to IBM related to design and development services and inventory purchases. Such 2003 amount includes payments made to IBM pursuant to the agreements discussed in the “Commitments” section below. During 2003, 2002 and 2001, the Company recorded revenues of $88,137, $1,109,743 and $532,675, respectively, related to sales of MA V and Atigo products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

      Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During 2003, 2002 and 2001, the Company recorded revenues of approximately $773,000, $950,000 and $1,700,000, respectively, related to sales of its products to the VAR. During 2003, 2002 and 2001, the Company recorded total research and development and sales and marketing expenses of $755,000, $1,250,000 and $1,250,000, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

Liquidity and Capital Resources

      From its inception until the completion of the IPO, the Company financed its operations through the private sale of its equity securities, vendor credit, and short-term loans received from management, stockholders and others. During and subsequent to the IPO, the Company has financed its operations from public and private sales of its common and preferred stock, borrowings from financial institutions, management and investors, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s detailed financing and borrowing activities for 2003, and summary activities for 2002 and 2001, are provided below.

Common Stock

      During 2001, the Company received net cash proceeds of $22,801,278 through the issuance of 12,018,772 shares of its common stock through three separate private placements. The Company also issued warrants to purchase 3,409,347 shares of its common stock for between $2.55 and $5.00 per share related to these private placements.

      During 2002, the Company received net cash proceeds of $19,833,486 through the issuance of 35,830,024 shares of its common stock through four separate private placements. The Company also issued warrants to purchase 23,043,156 shares of its common stock for between $0.70 and $3.00 per share related to these private placements.

      During February 2003, the Company received gross proceeds of $2,000,000 through a private placement of 6,666,667 shares of its common stock to an investor. In connection with this private placement, the Company issued to the investor callable warrants to purchase 3,333,333 shares of common stock at an exercise price of $1.25 per share.

      During May 2003, the Company received gross proceeds of $3,000,000 through a private placement of 9,375,000 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors three-year callable warrants to purchase 3,281,250 shares of common stock. These warrants had an exercise price of $0.45 if exercised in the first year, $0.90 if exercised in the second year and $1.35 if exercised in the third and final year.

      During June 2003, the Company received gross proceeds of $2,000,000 through a private placement of 5,405,405 shares of its common stock to an investor. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 4,054,054 shares of common stock. These warrants had an exercise price of $1.25 if exercised in the first year, $2.50 if exercised in the second year and $3.75 if exercised in the third and final year.

      During September 2003, the Company received gross proceeds of $5,000,000 through a private placement of 6,849,315 shares of its common stock to an investor. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 3,424,658 shares of common stock. These warrants had an exercise price of $0.91 if exercised in the first year, $1.82 if exercised in the second year and $2.73 if exercised in the third and final year.

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

      During March 2004, the Company received gross proceeds of $5,000,000 through the private placement of 3,731,343 shares of its common stock to an investor. The shares were sold at $1.34 per share, representing an approximate 20% discount to the closing market price of the Company’s common stock. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 1,865,671 shares of common stock at a price of $1.52 per share and six-month callable warrants to purchase 1,865,671 shares of common stock at $1.52 per share.

      During March 2004, the Company received gross proceeds of $1,000,000 through the private placement of 662,252 shares of its common stock to an investor. The shares were sold at $1.51 per share, representing an approximate 10% discount to the closing market price of the Company’s common stock. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 331,126 shares of common stock at $1.52 per share and six-month callable warrants to purchase 331,126 shares of common stock at $1.52 per share.

      The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. Exclusive of the exercises made in connection with the note repayment discussed in “Borrowings” below, the Company received net proceeds of $10,392,282, $2,186,802 and $3,773,405 through the issuance of 23,847,427, 17,350,627 and 1,881,470 shares of its common stock during 2003, 2002 and 2001, respectively, through the exercise of warrants. Concurrently with their exercise, the exercise price of 17,116,852 warrants was reduced from a weighted average of $1.14 per share to $0.34 per share during 2003. Concurrently with their exercise, the exercise price of 17,350,627 warrants was reduced from a weighted average of $1.61 per share to $0.18 per share during 2002. At December 31, 2003, the Company had warrants outstanding to purchase 4,117,739 shares of its common stock at prices that range from $0.60 to $5.00 per share, with a weighted average of $3.56 per share.

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During 2003, 2002 and 2001, the Company issued 248,996, 35,835 and 57,097 shares, respectively, of its common stock and received gross proceeds of $109,269, $11,048 and $135,659, respectively, related to these exercises.

Borrowings

      In June 2000, XSI entered into three capital leases for computer equipment totaling $27,190. The leases have interest rates between 14.0% and 19.5% and mature in three years. At December 31, 2003, the capital lease obligation was $0. During 2003, 2002 and 2001, the Company incurred interest expense of $635, $2,320 and $3,781, respectively, related to these capital leases.

      In July 2000, the Company entered into a six-month $1,400,000 term loan with IBM Global Finance. The borrowing was secured by certain of the Company’s equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. During 2001, the Company incurred interest expense of $2,377 related to this borrowing.

      During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bore interest at 6.0% per annum and was due on or before June 30, 2003. This note was repaid in August 2002 from the proceeds of a private placement.

      On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note that bore interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount to be amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During 2003, the Company fully amortized the $393,594 note discount into interest expense. The Company had no outstanding principal or interest related to this note at December 31, 2003.

Commitments

      Inventory. From time to time, the Company has commitments to purchase inventory, tooling and/or engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company’s commitments are typically highest during periods of product design and when the Company is procuring inventory related to anticipated sales. The Company expects that it will continue to enter into such commitments during 2004 and thereafter as it designs, develops and procures future wearable computer product lines.

      During 2003, the Company entered into an agreement with IBM under which the Company agreed to purchase approximately $4,900,000 in MA V computing units, FPDs, peripherals and component parts. During 2003 the Company received all of this inventory and made payments of $4,363,458. During January 2004, the Company made the final payments required by this agreement. As of January 31, 2004, the Company had paid all amounts owed under this agreement.

      At December 31, 2003, the Company had commitments to purchase approximately $2,000,000 in inventory, related primarily to pending orders for the Atigo product line.

      Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2005. Future minimum payments under noncancelable operating leases at December 31, 2003 are:

For the Year Ending December 31,

2004	$605,077
2005	270,562
2006	—
2007	—
2008	—

$875,639

Other Liquidity and Capital Resources Disclosures

      At December 31, 2003, the Company had accounts receivable, net of allowances, of $4,883,899, an increase of $1,473,028, or 43%, from the December 31, 2002 balance of $3,410,871. This fluctuation is significantly larger than the 10% increase in total revenues from 2002 to 2003 and management does not believe that it was caused by qualitative factors related to the Company’s business such as changes in credit terms, slower paying customers or the impact of a change in economic environment. Included in the accounts receivable at December 31, 2003 is $1,554,828 associated with two December sales for which the Company collected the balance in 2004. In addition, accounts receivable at December 31, 2003 include $322,152 of unbilled accounts receivable representing amounts earned and recorded under the percentage of completion method of accounting. The Company expects to bill this amount in its entirety in 2004 upon reaching certain milestones in the contract.

      At December 31, 2003, the Company had prepaid assets of $984,425, an increase of $180,323, or 22%, from the December 31, 2002 balance of $804,102. This fluctuation is due to an increase in payments of $411,257 to a vendor of Atigo products prior to the receipt of inventory. These shipments are expected to be received in 2004. This increase is offset by a decrease of $193,106 of prepaid assets in the Company’s European subsidiary due to cost saving measures.

      The deferred revenue balances at December 31, 2003 and 2002 result from billings to customers that were in excess of revenue recognized on service contracts and from warranty revenue on hardware products. Deferred revenue on service contracts will be recognized as revenue as the revenue recognition criteria are met. At December 31, 2003 and 2002, $200,864 and $84,685 respectively, were recorded as deferred revenue from service contracts. Warranty revenue on hardware products is recorded as deferred revenue until earned on the straight-line basis over the life of the warranty. At December 31, 2003 and 2002, $295,774 and $3,775, respectively, were recorded as deferred revenue from warranties, of which, $163,754 and $0, were classified as long-term liabilities at December 31, 2003 and 2002, respectively.

      The Company has recorded net losses since its inception. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. The Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently reported negative cash flows from operating activities and net losses and had an accumulated deficit of $149,607,388 at December 31, 2003. The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. During 2003, 2002 and 2001, the Company funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

      The Company’s management has taken steps that it believes are necessary to improve operations and raise additional capital, both of which are needed to meet its cash flow needs through December 31, 2004 and thereafter. During 2002 and 2003, management performed reviews of the Company’s operations and implemented various cost cutting programs to reduce the Company’s operating expenses to better align costs with current and expected business volume. The Company incurred total operating expenses in 2003 of approximately $16.3 million, a decrease from $28.0 million and $33.6 million in 2002 and 2001, respectively. Assuming there are no significant changes to the Company’s business plan, management expects to maintain a quarterly operating expense level of between $4 million and $5 million, representing savings of over 50% from fourth quarter 2001 levels. Future significant fluctuations may still occur as a result of the Company’s research and development activities, which will vary depending on the Company’s wearable and mobile computer product development cycle during any given period. Additionally, new operations in China are expected to increase the Company’s operating expenses. Management believes that the Company’s current staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

      At the forecasted levels discussed above, management expects that the Company will incur operating expenses of between $16 million and $20 million during 2004. However, there can be no assurances that actual operating expenses during 2004 or later periods will not be significantly higher. The Company will also be required to fund inventory procurement and other expenditures. Management expects to fund these activities through cash on hand, gross profits and outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of warrants, the exercise prices have been reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the exercise price of the warrants not been reduced. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current and historical prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

      During 2003, the Company raised approximately $26 million through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital. The Company’s Certificate of Incorporation limits its ability to issue more than 200,000,000 shares of common stock. The Company will be required to obtain shareholder approval to increase this number. There can be no assurance that such approval will be obtained. A limitation on the number of authorized shares may hinder the Company’s ability to obtain additional equity financing.

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

      The Company’s management believes that the combination of cash on hand, cash flows from operations and outside additional funding from third party investors will provide sufficient liquidity to meet the Company’s ongoing cash requirements. This is based on the Company’s historical ability to raise funds in the form of debt and equity financings. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company. If the Company is unable to obtain sufficient additional financing, it will be required to reduce spending further in order to maintain its operations at a reduced level. Management believes that it would be able to reduce spending if required, however, there can be no assurances that it can successfully do so.

Contractual Obligations and Commercial Commitments

      The Company’s significant contractual obligations as of December 31, 2003 are for lease payments related to a reduction in facilities classified as restructuring in 2002, operating leases (primarily for office space) and inventory commitments.

Contractual Obligations

	Payments Due by Periods

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Restructuring Liability	$120,806	$58,476	$62,330	$—	$—
Operating Lease	875,639	605,077	270,562	—	—
Inventory Commitments	2,000,000	2,000,000	—	—	—

	$2,996,445	$2,663,553	$332,892	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at December 31, 2003. Actual results may differ materially.

Foreign Currency Exchange Risk

      The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement, and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen and the European Euro or in which the U.S. Dollar equivalent is determined by the values of such currencies. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As international sales and operations increase in the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency or may be subjected to increased foreign currency exchange risk. During 2003, the Company’s operations in Europe and Asia comprised 9.3% and 2.9% of its total revenue and 5.9% and 0.7% of its net loss, respectively. At December 31, 2003, the Company’s assets in Europe and Asia comprised 6.3% and 2.2% of its total assets, respectively. During 2002, the Company’s operations in Europe and Asia comprised 13.2% and 4.6% of its total revenue and 16.4% and 1.3% of its net loss, respectively. At December 31, 2002, the Company’s assets in Europe and Asia comprised 11.4% and 3.8% of its total assets, respectively. During 2001, the Company’s operations in Europe and Asia comprised 22.0% and 5.7% of its total revenue and 13.8% and 5.8% of its net loss, respectively. According to published sources, the average fluctuation of the European Euro during 2003, 2002 and 2001 was 7.1%, 5.5% and -4.9%, respectively, and the average fluctuation of the Japanese Yen during 2003, 2002 and 2001 was 2.3%, 4.5% and -6.4%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations for 2003, 2002 or 2001 or financial position for 2003 or 2002.

Interest Rate Sensitivity

      As discussed in the “Liquidity and Capital Resources” section, the Company has historically entered into debt financings, has entered into a loan agreement in March 2003 and continues to explore various new financing alternatives, including debt financing. If additional funds are raised through borrowings, the Company will be subject to additional interest charges and will most likely be required to comply with financial covenants or other restrictions. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. Required financial covenants may also hinder the Company’s ability to expand or change its business operations. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. As the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during 2003, 2002 and 2001 was 4.13%, 4.71%, and 7.1%, respectively, or a prime interest rate fluctuation at December 31 compared to the rate at the beginning of the fiscal year in 2003, 2002, and 2001 of -0.25%, -0.5% and -4.5%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations for 2003, 2002 or 2001 or financial position for 2003 or 2002.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Xybernaut Corporation

      We have audited the accompanying consolidated balance sheets of Xybernaut Corporation (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xybernaut Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Vienna, VA

February 19, 2004

XYBERNAUT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,524,541	$1,967,710
Restricted cash	1,257,554	500,000
Accounts receivable, net of allowances of $207,679 and $202,911	4,883,899	3,410,871
Inventory, net of reserves of $3,272,716 and $0	2,131,436	2,393,465
Prepaid and other current assets	984,425	804,102

Total current assets	18,781,855	9,076,148

Property, equipment and demonstration units, net	382,792	590,387

Other assets:
Patent costs, net of accumulated amortization of $1,963,971 and $1,516,758	945,126	1,052,518
Tooling costs, net of accumulated amortization of $0 and $141,122, and reserves of $0 and $250,000	—	776,699
Other	710,294	639,619

Total other assets	1,655,420	2,468,836

Total assets	$20,820,067	$12,135,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$3,068,374	$3,007,647
Accrued expenses and other	1,283,200	1,481,882
Deferred revenue	332,884	88,460

Total current liabilities	4,684,458	4,577,989

Long-term liabilities:
Restructuring liability	62,330	119,295
Deferred revenue	163,754	—

Total long-term liabilities	226,084	119,295

Total liabilities	$4,910,542	$4,697,284

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 172,358,223 and 113,615,722 shares issued and outstanding	1,723,582	1,136,157
Additional paid-in capital	163,362,829	137,181,587
Foreign currency translation	430,502	143,502
Accumulated deficit	(149,607,388)	(131,023,159)

Total stockholders’ equity	$15,909,525	$7,438,087

Total liabilities and stockholders’ equity	$20,820,067	$12,135,371

The accompanying notes are an integral part of these consolidated financial statements

XYBERNAUT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

Revenue:
Hardware	$6,176,533	$6,131,759	$5,227,502
Software	—	—	678,900

Total product	6,176,533	6,131,759	5,906,402
Consulting, licensing and other	4,823,454	3,841,802	3,913,591

Total revenue	10,999,987	9,973,561	9,819,993
Cost of sales:
Hardware	4,959,974	5,399,265	3,916,922
Software	—	—	397,094

Total product	4,959,974	5,399,265	4,314,016
Consulting, licensing and other	2,979,710	2,362,365	2,587,134
Provision for inventory and tooling	4,999,354	913,175	1,829,234

Gross (loss) income	(1,939,051)	1,298,756	1,089,609
Operating expenses:
Sales and marketing	8,735,089	14,941,839	17,528,912
General and administrative	4,168,468	5,703,402	6,665,321
Research and development	3,417,919	6,358,883	9,409,834
Restructuring charges	—	1,038,160	—

Total operating expenses	16,321,476	28,042,284	33,604,067

Operating loss	(18,260,527)	(26,743,528)	(32,514,458)
Interest and other (expenses) income, net	(323,133)	163,257	340,719

Loss before provision for income taxes	(18,583,660)	(26,580,271)	(32,173,739)
Provision for income taxes	569	562	25,840

Net loss	$(18,584,229)	$(26,580,833)	$(32,199,579)

Net loss per share (basic and diluted)	$(0.13)	$(0.37)	$(0.63)

Weighted average number of shares outstanding (basic and diluted)	146,078,143	71,963,440	50,827,020

The accompanying notes are an integral part of these consolidated financial statements

XYBERNAUT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of	Value of		Additional	Accumulated		Total
	Common	Common	Note Receivable	Paid-in	Comprehensive	Accumulated	Shareholders
	Shares	Shares	From Officer	Capital	Income	Deficit	Equity

Balance, January 1, 2001	45,395,818	$453,958	$(997,981)	$87,301,374	$(185,983)	$(72,242,747)	$14,328,621
Issuance of common stock	12,018,772	120,187	—	22,407,342	—	—	22,527,529
Exercise of warrants	1,881,470	18,815	—	3,754,592	—	—	3,773,407
Exercise of stock options	57,097	571	—	135,088	—	—	135,659
Equity securities issued for services and payment of accounts payable	174,956	1,750	—	924,632	—	—	926,382
Accrued interest, net of repayment	—	—	(28,727)	—	—	—	(28,727)
Foreign currency translation	—	—	—	—	(103,900)		(103,900)
Net loss	—	—	—	—	—	(32,199,579)	(32,199,579)

Total comprehensive loss	—	—	—	—	—	—	(32,303,479)

Balance, December 31, 2001	59,528,113	$595,281	$(1,026,708)	$114,523,028	$(289,883)	$(104,442,326)	$9,359,392

Issuance of common stock	35,830,024	358,299	—	18,375,806	—	—	18,734,105
Exercise of warrants	17,350,627	173,506	—	2,972,677	—	—	3,146,183
Exercise of stock options	35,835	359	—	10,689	—	—	11,048
Equity securities issued for services and payment of accounts payable	1,542,833	15,429	—	2,178,179	—	—	2,193,608
Equity securities issued in restructuring	436,633	4,366	—	197,016	—	—	201,382
Equity securities retired for the repayment of note receivable principal and interest	(1,108,343)	(11,083)	1,026,708	(1,075,808)	—	—	(60,183)
Foreign currency translation	—	—	—	—	433,385		433,385
Net loss	—	—	—	—	—	(26,580,833)	(26,580,833)

Total comprehensive loss	—	—	—	—	—	—	(26,147,448)

Balance, December 31, 2002	113,615,722	$1,136,157	$—	$137,181,587	$143,502	$(131,023,159)	$7,438,087

Issuance of common stock	29,896,387	298,964	—	13,583,511	—	—	13,882,475
Exercise of warrants	23,847,427	238,474	—	10,083,808	—	—	10,322,282
Exercise of stock options	248,996	2,490	—	106,779	—	—	109,269
Equity securities issued for services	317,990	3,180	—	296,638	—	—	299,818
Equity securities issued for the repayment of note payable principal and interest	4,431,701	44,317	—	1,716,912	—	—	1,761,229
Warrants issued in connection with note payable	—	—	—	393,594	—	—	393,594
Foreign currency translation	—	—	—	—	287,000		287,000
Net loss	—	—	—	—	—	(18,584,229)	(18,584,229)

Total comprehensive loss	—	—	—	—	—	—	(18,297,229)

Balance, December 31, 2003	172,358,223	$1,723,582	$—	$163,362,829	$430,502	$(149,607,388)	$15,909,525

The accompanying notes are an integral part of these consolidated financial statements

XYBERNAUT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(18,584,229)	$(26,580,833)	$(32,199,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,780,988	1,815,993	1,518,833
Provision for inventory and tooling	4,999,354	913,175	1,829,234
Provision for bad debts	—	100,000	—
Loss on disposal of assets	38,544	—	—
Non-cash restructuring charges	—	792,614	—
Non-cash charges for equity securities issued for services	315,153	1,894,836	606,406
Changes in assets and liabilities:
Inventory	(4,398,719)	1,302,306	(1,905,917)
Accounts receivable	(1,415,732)	(139,336)	127,705
Prepaid and other current assets	(183,871)	85,051	(212,533)
Other assets	(165,524)	921	(132,575)
Accounts payable	(19,120)	(1,165,609)	2,425,693
Accrued expenses and other	(157,166)	(1,512,686)	15,555
Long-term restructuring liability	(76,933)	119,295	—
Deferred revenue	344,712	48,172	(428,246)

Net cash used in operating activities	$(17,522,543)	$(22,326,101)	$(28,355,424)

Cash flows from investing activities:
Note receivable from officers, net	—	(37,961)	50,949
Acquisition of property, equipment and demonstration units	(342,805)	(626,719)	(1,100,696)
Acquisition of patents and trademarks	(342,983)	(270,017)	(858,861)
Restricted cash	(757,554)	—	(85,384)
Capitalization of tooling costs	(20,000)	—	(1,199,302)

Net cash used in investing activities	$(1,463,342)	$(934,697)	$(3,193,294)

Cash flows from financing activities:
Proceeds from:
Common stock offerings	13,994,915	19,833,486	22,801,278
Exercise of warrants	10,392,282	2,186,802	3,773,405
Exercise of stock options	109,268	11,048	135,659
Notes and loans	1,750,000	250,000	—
Payments for:
Notes and loans	—	(250,000)	(466,668)
Capitalization of loan costs	(18,376)	(19,716)	(20,000)

Net cash provided by financing activities	$26,228,089	$22,011,620	$26,223,674

Effect of exchange rate changes on cash and cash equivalents	314,627	44,279	(351,062)
Net increase (decrease) in cash and cash equivalents	7,556,831	(1,204,899)	(5,676,106)
Cash and cash equivalents, beginning of period	1,967,710	3,172,609	8,848,715

Cash and cash equivalents, end of period	$9,524,541	$1,967,710	$3,172,609

Supplemental disclosure of cash flow information:
Cash paid for interest	$765	$2,402	$6,175

Cash paid for taxes	$654	$23,050	$40,109

Supplemental disclosure of non-cash financing activities:
Equity securities issued for future services, recorded as prepaid expenses when issued	$—	$1,929,498	$507,917

Equity securities issued for services rendered, expensed in periods issued	$299,818	$373,027	$129,549

Equity securities issued for settlement of accounts payable and accrued expenses	$—	$509,547	$337,666

Equity securities issued for settlement of notes payable	$1,750,000	$—	$—

Equity retired for repayment of note receivable from officer	$—	$1,026,708	$—

The accompanying notes are an integral part of these consolidated financial statements.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, Liquidity and Operations

      Xybernaut Corporation, a Delaware corporation (the “Company”), is engaged in the research, development, manufacture, marketing and sale of mobile/ wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of critical enterprise data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). In 2004, the Company began actively marketing its mobile and wearable hardware solutions in the People’s Republic of China through its 60% ownership in Xybernaut China Limited, a joint venture with Softbank Investment International (Strategic) Ltd. The Company was originally incorporated in 1990 and completed its initial public offering in July 1996.

      Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $26,000,000 on sales of approximately 6,900 MA and Atigo systems.

      The Company has recorded net losses since its inception. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. The Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently reported negative cash flows from operating activities and net losses and had an accumulated deficit of $149,607,388 at December 31, 2003.

      The Company’s management has taken steps that it believes are necessary to improve operations and raise additional capital, both of which are needed to meet its cash flow needs through December 31, 2004 and thereafter. During 2002 and 2003, management performed reviews of the Company’s operations and implemented various cost cutting programs to reduce the Company’s operating expenses to better align costs with current and expected business volume. The Company incurred total operating expenses in 2003 of approximately $16.3 million, a decrease from $28.0 million and $33.6 million in 2002 and 2001, respectively. Management believes that the Company’s current staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

      The Company’s management believes that the combination of cash on hand, cash flows from operations and outside additional funding from third party investors will provide sufficient liquidity to meet the Company’s ongoing cash requirements. This is based on the Company’s historical ability to raise funds in the form of debt and equity financings. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company. If the Company is unable to obtain sufficient additional financing, it will be required to reduce spending further in order to maintain its operations at a reduced level. Management believes that it would be able to reduce spending if required, however, there can be no assurances that it can successfully do so.

2. Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements as of December 31, 2003 include the accounts of the Company and its wholly owned subsidiaries: XSI (Virginia, U.S.), Xybernaut GmbH (Böblingen, Germany), Xybernaut K.K. (Yokohama, Japan) and Xybernaut Development Corporation (Virginia, U.S.). The consolidated

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

financial statements for periods subsequent to December 31, 2003 are also expected to consolidate the accounts of Xybernaut China Limited (Hong Kong, China). All significant intercompany accounts and transactions have been eliminated in the consolidation. Net gains and losses resulting from foreign currency transactions have not been material.

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

     Cash, Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2003 and 2002, the Company had $1,257,554 and $500,000, respectively, in restricted cash. The balance at December 31, 2002 consisted of a $500,000 cash deposit that secures a long-term services contract. The balance at December 31, 2003 consisted of i) this same $500,000 cash deposit, ii) a $376,442 cash deposit and interest that secures a letter of credit held by a vendor and iii) $381,112 held in escrow representing payment for inventory purchases made by the Company during December 2003 to be paid to the vendor in January 2004. The restrictions on the $500,000 deposit are scheduled to lapse in late 2004, at which point the cash deposit is expected to be returned to the Company. The restrictions on the $376,442 deposit lapsed in the first quarter of 2004 and the amount was returned to the Company’s unrestricted cash balance. The restrictions on the $381,112 lapsed in the first quarter of 2004 and the cash deposit was remitted to the vendor.

     Inventory and Tooling

      At December 31, 2003, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Capitalized tooling costs consist of payments made to third-party vendors for their products and services that are used in the manufacture of the Company’s proprietary hardware products. Tooling costs are allocated to inventory or property and equipment and are amortized as a component of cost of sales or depreciation based upon the number of units sold or used as demonstration units in a given period compared to the total number of units expected in a product’s production run. Inventory and tooling are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and tooling and adjusts the carrying value to its net realizable value when required.

      The Company recognized inventory and tooling charges on its consolidated statement of operations of $4,999,354 during 2003 related to its wearable computer product lines, representing charges of i) $4,205,949 against MA V inventory, components and tooling, ii) $503,436 against MA TC inventory, iii) $257,737 against MA IV inventory and iv) $32,232 against poma inventory.

      The Company had a $250,000 tooling reserve and a $0 inventory reserve on its consolidated balance sheet at December 31, 2002. During 2003, the Company reserved an additional $2,772,716 against the MA V systems and $250,000 against the MA TC systems. During 2003, the production run for the MA V product line was completed. As a result, all MA V tooling and the $250,000 MA V reserve were allocated to inventory. The Company had a $3,272,716 inventory reserve and a $0 tooling reserve on its consolidated balance sheet at December 31, 2003.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

      During 2003, the Company wrote-off $1,976,638 of inventory, which amount is included in the inventory and tooling charges recorded during 2003 and discussed above. Included in this 2003 amount are write-offs of $1,433,233 of MA V inventory consisting of i) $840,035 of excess accessories that exceeded those required to make a complete MA system, ii) $549,033 of microchips that were purchased for the production of the MA V product line but that were not used in such production, (iii) $18,632 of demo units and (iv) $25,533 of related MA V flat panel display tooling. Also included in this 2003 amount are write-offs of i) $253,436 of MA TC microchips that were purchased for the production of the MA TC product line but that were not used in such production, ii) $257,737 of MA IV inventory and iii) $32,232 of poma inventory.

      The Company recognized inventory and tooling charges on its consolidated statement of operations of $913,175 during 2002 related to its wearable computer product lines, representing charges of i) $1,191,696 against MA V, MA TC and MA IV product lines due to an estimated decline in their value, ii) $53,958 against a small number of early-production models of the MA V product line with limited hard disk capacity received by the Company, iii) $299,077 against MA V tooling, and iv) a $631,556 reversal of a reserve recorded in 2001 related to the poma product line discussed below.

      The Company had a $141,280 inventory reserve and a $0 tooling reserve on its consolidated balance sheet at December 31, 2001. During 2002, the Company reserved $250,000 against MA V tooling. During 2002, the $141,280 reserve that was established for certain hard disk drives as of December 31, 2001 was fully utilized when the hard drives were sold at an amount approximating their net carrying value. The Company had a $250,000 tooling reserve and a $0 inventory reserve on its consolidated balance sheet at December 31, 2002.

      During 2002, the Company wrote-off $1,294,731 of inventory and tooling, which amount is included in the inventory and tooling charges recorded during 2002 and discussed above. Included in this 2002 amount are write-offs of i) $1,191,696 against MA V, MA TC and MA IV product lines due to an estimated decline in their value, ii) $53,958 against a small number of early-production models of the MA V product line with limited hard disk capacity received by the Company and iii) $49,077 against MA V tooling.

      The Company recognized inventory and tooling charges on its consolidated statement of operations of $1,829,234 during 2001 related to it wearable computer product lines, representing charges of i) $663,790 to reduce the net carrying value of inventory associated with the MA IV product line, ii) $141,280 against certain hard disk drives, iii) $885,019 related to the poma product line and iv) $139,145 related to MA IV tooling.

      The Company’s management believes that it can sell its wearable/ mobile computer inventory at amounts that approximate current net carrying values, which have been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. The significant majority of the inventory and tooling charges during 2003 and 2002 were recorded against the MA V product line. Even after the successful renegotiation of certain of the MA V manufacturing contracts during 2003, the Company had commitments to purchase significant quantities of inventory. The Company was required to write-down and reserve a substantial portion of the MA V inventory in 2003 and 2002 as historical and forecasted sales are not sufficient to sell such quantities of inventory. As a result of this review, it was determined that certain of the Company’s inventory is slow-moving, risked becoming obsolete or will likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. To the extent that actual future events are different from the assumptions and estimates used by

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

management, additional charges, reserves or adjustments may be recorded by the Company. Management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

      As of December 31, 2003, net of the effect of reserves and write-offs, the Company’s inventory consisted of $1,623,791 in MA V systems, $219,468 in MA TC systems and $288,177 in Atigo systems. As of December 31, 2003, all of the Company’s tooling assets had been allocated to inventory or property and equipment. Capitalized tooling costs during 2003, 2002 and 2001 were $20,000, $0 and $1,199,302, respectively. Amortization to cost of goods sold or depreciation, depending on classification of tooling costs as inventory or property and equipment, was $260,492, $43,126 and $148,866 in 2003, 2002 and 2001, respectively.

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

     Software Development Costs

      The Company records software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. Capitalized software costs are amortized either on a straight-line basis over the estimated product life or based on the ratio of current revenues to total projected product revenues. The Company has not historically capitalized software development costs because the projects have either not reached the point of technological feasibility or cost incurred after reaching technological feasibility have been immaterial. At December 31, 2003, 2002 and 2001, there are no capitalized software development costs or related amortization in the financial statements. Software development costs incurred on projects that have not reached technological feasibility are included as a component of research and development expense and are recorded during the period in which they are incurred.

     Retainage

      Certain government contracts of XSI require that five to ten percent of direct labor reimbursements per contract be withheld from payments remitted to the Company until such time as the contract is completed and a final accounting and approval has been made. Since the amounts billed will not be collected within one year of the financial statements date, the balance is included in long-term other assets. Retainage at December 31, 2003 and 2002 was $450,073 and $384,359, respectively.

     Patent Costs

      The Company capitalizes legal fees, filing fees and other direct costs incurred to obtain patents and trademarks. These costs are amortized on a straight-line basis over a five-year period and are included in

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

general and administrative expenses. Patent and trademark amortization expense was $477,313, $426,751 and $350,110 during 2003, 2002 and 2001, respectively. Costs associated with the maintenance and upkeep of existing patents are expensed as incurred as part of general and administrative expenses.

     Impairment of Long-Lived Assets

      The Company’s management monitors the carrying value of long-lived assets for potential impairment on an on-going basis. Potential impairment is determined by comparing the carrying value of these assets with their related, expected future net cash flows. Should the sum of the related, expected future net cash flows be less than the carrying value, management would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the future discounted cash flows. No such impairment losses were recorded during 2003, 2002 or 2001.

     Revenue Recognition and Warranties

      The Company’s revenues are principally derived from sales of hardware and software products and from consulting services. Revenue from hardware product sales is recognized upon shipment of the Company’s products to end-users pursuant to binding customer purchase orders. When shipments are made to distributors, revenue is recognized upon ultimate sale by the distributors to end-users, when the distributors purchase product for their own use pursuant to separate binding purchase orders, or when returns can be reasonably estimated. For hardware product sales, the Company generally provides a one-year warranty on its parts and a six-month warranty on labor. A provision for estimated future warranty costs is recorded at the time of shipment as a component of cost of sales. However, the Company’s suppliers for the significant components of its hardware products, including the computing unit, flat panel and head mounted displays, and batteries, provide the Company with similar warranties. The Company recorded warranty expense for the net of estimated expenses less warranty coverage from suppliers of $88,454, $553,310 and $229,413 during 2003, 2002 and 2001, respectively, and had a warranty reserve of $89,553 and $81,552 at December 31, 2003 and 2002, respectively.

      The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” If a contract requires significant production, modification, or customization of the software, the arrangement is accounted for as a long-term service contract. If it does not, software revenue is realizable when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. Other criteria that must be met include the determination of whether the revenue in multiple-element arrangements can be recognized separately for each element as performance occurs and the determination of the fee based on vendor-specific objective evidence (“VSOE”) of fair value for each element. The Company determines VSOE of fair value of each element by the price charged when the same element is sold separately or based on Management’s established prices for elements such as consulting rates on comparable service contracts or the price of software with the same functionality available in the industry. If management is unable to determine the VSOE of a delivered element, the revenue is recognized by the residual method. As performance occurs, the fee for the delivered item is determined by the total fee of the arrangement less the total fair value of the undelivered elements. The total fair value of the undelivered elements is deferred and subsequently recognized as performance occurs. If management is unable to determine the VSOE of an undelivered element, all revenue from the contract is deferred until the VSOE is established or all performance has occurred. If the only undelivered element without VSOE of fair value is services that can be accounted for separately, the entire fee is recognized over the service period.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

      The Company recognizes revenue from long-term service contracts in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction Type Contracts,” using the relevant guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as determined by the terms and conditions of the Company’s various consulting contracts with its customers. Revenue is typically recognized ratably over the contractual periods or as the services are provided. In time and materials contracts, revenue is recognized as the Company incurs billable costs. In fixed price contracts, revenue is recognized based on the percentage of completion method by calculating the ratio of costs incurred over total estimated costs to complete, a basis which management believes reasonable matches revenue to proportional performance under each related contract. Revenue in excess of billings on service contracts is recorded as unbilled receivables. At December 31, 2003 and 2002, unbilled receivables of $322,152 and $1,130,206, respectively, were included in trade accounts receivable. Billings in excess of revenue recognized on service contracts are recorded as deferred revenue until revenue recognition criteria are met. At December 31, 2003 and 2002, $200,864 and $84,685 respectively, were recorded as deferred revenue from service contracts. Warranty revenue on hardware products is recorded as deferred revenue until earned on the straight-line basis over the life of the warranty. At December 31, 2003 and 2002, $295,774 and $3,775, respectively, were recorded as deferred revenue from warranties, of which, $163,754 and $0, were classified as long-term liabilities at December 31, 2003 and 2002, respectively.

      During 2003, the Company entered into the high-volume electronic component parts distribution business. Revenue from this distribution business is accounted for based on the facts and circumstances of each individual transaction in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Based upon the facts and circumstances of the transactions entered into during the year ended December 31, 2003, the Company recorded consulting, licensing and other revenue of $100,224, such amounts representing the net fees the Company earned for services performed during these periods. On a gross basis, the transactions totaled $4,104,423 during the year ended December 31, 2003.

     Income Taxes

      Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. The provision for income taxes in 2003, 2002 and 2001 is the result of operations of the Company’s international subsidiaries.

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

     Net Loss Per Share

      Basic earnings (or loss) per share is calculated using the weighted average number of shares of common stock outstanding during a reporting period. Diluted loss per share adjusts the weighted average number of outstanding shares for the potential dilution that could occur if stock options, warrants or other convertible

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

securities were exercised or converted into common stock. Warrant and stock options that could potentially dilute basic loss per share in the future but were not included in the computation of diluted loss per share because to do so would have been antidilutive for the year ended December 31, 2003, 2002 and 2001 were 712,771, 281,430 and 897,997, respectively. For all periods presented herein, the Company’s diluted loss per share is equal to its basic loss per share because the effects of exercise were anti-dilutive given the losses the Company incurred during such periods.

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

	2003	2002	2001

Net loss, as reported	$(18,584,229)	$(26,580,833)	$(32,199,579)
Stock-based employee compensation cost included in net loss as reported	157,655	201,381	—
Stock-based employee compensation expense under fair value method of SFAS No. 123	(1,896,199)	(4,475,260)	(6,565,666)

Net loss pro forma	$(20,322,773)	$(30,854,712)	$(38,765,245)

Net loss per share basic and diluted — as reported	$(0.13)	$(0.37)	$(0.63)

Net loss per share basic and diluted — pro forma	$(0.14)	$(0.43)	$(0.76)

     Issuance of Equity Securities for Services

      The Company periodically issues equity securities to certain employees, consultants and companies for services provided to, or goods received by, the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. In 2003, the Company recorded no prepaid amounts related to the issuance of equity securities for future services or goods to be provided. In 2002, the Company recorded prepaid assets for future services or goods to be provided of $1,929,498, of which, $19,167 and $1,910,331 was expensed in 2003 and 2002, respectively. In 2001, $507,917 was recorded as prepaid assets for future services or goods to be provided, which was expensed in 2001 and 2002. In 2000, $725,390 was recorded as prepaid assets for future services or goods to be provided, which was expensed in 2000 and 2001. Included in prepaid and other assets at December 31, 2003 and 2002 are equity securities issued for payment of future services of $0 and $19,167, respectively.

     Restructuring

      The Company recorded restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulleting (“SAB”) No. 100, “Restructuring and Impairment Charges.” During the second, third and fourth quarters of 2002, management adopted various restructuring plans which established the plans of termination, the benefits available to terminated employees and communicated these benefits to the terminated employees. The employee severance costs and outplacement services according to these plans were recorded as restructuring charges and totaled $434,308. As part of the restructuring plans, office space was reduced by moving XSI employees to the Company’s headquarters and preparing the vacated space for sublease. The present value of the future cash flows of the office rent for the life of the contract less an estimate that the space can be subleased at 50% of total rent totaled $223,305. Further consolidation and subleasing of office space at headquarters resulted in an additional restructuring charge of $10,199. In the fourth quarter, the Company closed its branch operations in Japan, resulting in a $213,041 restructuring charge (the Company’s wholly-owned subsidiary operating in Japan, Xybernaut KK, was not closed). Also, in the fourth quarter, management performed an extensive cost-benefit analysis of its patent portfolio and recorded a $157,307 charge related to the write-off of certain patent costs. Of these 2002 restructuring charges, $245,546 was paid in cash and $188,762 was paid by the issuance of equity securities during the last three quarters of 2002. At December 31, 2003 and 2002, $58,476 and $78,444, respectively, is included in accrued expenses and $62,330 and $119,295, respectively, is classified as a long-term liability on the balance sheet and will be paid in 2004 and 2005. The original charge for outplacement services extended to severed employees was reduced by $4,536 in 2002 as outplacement services expired resulting in no expense to the Company.

      The components of the restructuring charge in 2002 are as follows:

Severance and outplacement services	$434,308
Lease obligations	233,504
Closing of branch operations	213,041
Write-down of certain patent costs	157,307

$1,038,160

     Fair Value of Financial Instruments

      The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2003 and 2002 because of the relatively short maturity of these instruments. The carrying value of the notes and loans receivable or payable approximated fair value as of December 31, 2003 and 2002 based upon market prices for the same or similar issues.

     Foreign Currency Translation

      Assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues and expenses are translated at the average exchange rate for the year. Gains and losses on foreign currency transactions are immaterial for the years ended December 31, 2003, 2002 and 2001.

     Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies, continued:

equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to mandatorily redeemable non-controlling interest, were deferred indefinitely. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

     Reclassifications

      Certain 2001 and 2002 balances and disclosures have been reclassified to conform to the 2003 presentation.

3. Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2003	2002

Furniture and fixtures	$252,035	$312,161
Equipment	1,558,198	1,450,300
Leasehold improvements	274,446	328,147
Demonstration units	1,947,382	1,658,840

	4,032,061	3,749,448
Less accumulated depreciation and amortization	(3,649,269)	(3,159,061)

	$382,792	$590,387

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $521,211, $1,159,277 and $914,288, respectively. Effective December 31, 2002, the Company wrote off $990,144 of fully depreciated demonstration units.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Accrued Expenses and Other

      Accrued expenses and other consist of the following:

	December 31,

	2003	2002

Accrued salaries, benefits and vacation	$785,985	$795,699
Professional fees	204,738	295,336
Other	144,448	212,152
Warranty reserve	89,553	100,251
Restructuring liability	58,476	78,444

	$1,283,200	$1,481,882

      Other accruals consist of amounts related to expenses incurred in the normal course of business, such as sales and other taxes, and royalty costs for software sales.

5. Borrowings

      In June 2000, XSI entered into three capital leases for computer equipment totaling $27,190. The leases have interest rates between 14.0% and 19.5% and mature in three years. At December 31, 2003, the capital lease obligation was $0. During 2003, 2002 and 2001, the Company incurred interest expense of $635, $2,320 and $3,781, respectively, related to these capital leases.

      In July 2000, the Company entered into a six-month $1,400,000 term loan with IBM Global Finance. The borrowing was secured by certain of the Company’s equipment, inventory and accounts receivable balances. The borrowing accrued interest at the prime rate plus 1.5% and was repaid in three equal installments in September and November 2000 and January 2001. During 2001, the Company incurred interest expense of $2,377 related to this borrowing.

      During June 2002, the Company received $250,000 in cash from an investor that was recorded by the Company as a note payable. This note bore interest at 6.0% per annum and was due on or before June 30, 2003. This note was repaid in August 2002 from the proceeds of a private placement.

      On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note that bore interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount to be amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During 2003, the Company fully amortized the $393,594 note discount into interest expense. The Company had no outstanding principal or interest related to this note at December 31, 2003.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Stockholders’ Equity

     Common Stock

      During 2001, the Company received net cash proceeds of $22,801,278 through the issuance of 12,018,772 shares of its common stock through three separate private placements. The Company also issued warrants to purchase 3,409,347 shares of its common stock for between $2.55 and $5.00 per share related to these private placements.

      During 2002, the Company received net cash proceeds of $19,833,486 through the issuance of 35,830,024 shares of its common stock through four separate private placements. The Company also issued warrants to purchase 23,043,156 shares of its common stock for between $0.70 and $3.00 per share related to these private placements.

      During February 2003, the Company received gross proceeds of $2,000,000 through a private placement of 6,666,667 shares of its common stock to an investor. In connection with this private placement, the Company issued to the investor callable warrants to purchase 3,333,333 shares of common stock at an exercise price of $1.25 per share.

      During May 2003, the Company received gross proceeds of $3,000,000 through a private placement of 9,375,000 shares of its common stock to certain investors. In connection with this private placement, the Company issued to the investors three-year callable warrants to purchase 3,281,250 shares of common stock. These warrants had an exercise price of $0.45 if exercised in the first year, $0.90 if exercised in the second year and $1.35 if exercised in the third and final year.

      During June 2003, the Company received gross proceeds of $2,000,000 through a private placement of 5,405,405 shares of its common stock to an investor. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 4,054,054 shares of common stock. These warrants had an exercise price of $1.25 if exercised in the first year, $2.50 if exercised in the second year and $3.75 if exercised in the third and final year.

      During September 2003, the Company received gross proceeds of $5,000,000 through a private placement of 6,849,315 shares of its common stock to an investor. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 3,424,658 shares of common stock. These warrants had an exercise price of $0.91 if exercised in the first year, $1.82 if exercised in the second year and $2.73 if exercised in the third and final year.

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

      The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. Exclusive of the exercises made in connection with the note repayment discussed in “Borrowings” above, the Company received net proceeds of $10,392,282, $2,186,802 and $3,773,405 through the issuance of 23,847,427, 17,350,627 and 1,881,470 shares of its common stock during 2003, 2002 and 2001, respectively, through the exercise of warrants. Concurrently with their exercise, the exercise price of 17,116,852 warrants was reduced from a weighted average of $1.14 per share to $0.34 per share during 2003. Concurrently with their exercise, the exercise price of 17,350,627 warrants was reduced from a weighted average of $1.61 per share to $0.18 per share during 2002. At December 31, 2003, the Company had warrants outstanding to purchase 4,117,739 shares of its common stock at prices that range from $0.60 to $5.00 per share, with a weighted average of $3.56 per share.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Stockholders’ Equity, continued:

      Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During 2003, 2002 and 2001, the Company issued 248,996, 35,835 and 57,097 shares, respectively, of its common stock and received gross proceeds of $109,269, $11,048 and $135,659, respectively, related to these exercises.

7. Stock Options

      On April 18, 1996, the Board of Directors approved, effective January 1, 1996, the Company’s 1996 Omnibus Stock Incentive Plan (the “1996 Plan”). The Company’s 1997, 1999, 2000 and 2002 Stock Incentive Plans (the “1997,” “1999,” “2000,” and “2002 Plans,” respectively) were approved at the annual meetings of stockholders held during these respective years.

      Under these plans, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights and shares of common stock to officers, directors, employees and others. Under the terms of these plans, no stock option may be granted at less than the fair market value of the Company’s common stock on the date of grant. Stock options granted to employees are generally exercisable in two to five equal annual installments beginning one year after the date of grant. Stock options granted to officers and directors are generally exercisable in one to three annual installments beginning one year after the date of grant.

      The 1996 Plan, the 1997 Plan, the 1999 Plan, the 2000 Plan and the 2002 Plan authorize the issuance of 650,000, 1,650,000, 3,000,000, 3,000,000 and 3,000,000 shares of the Company’s common stock, respectively. At December 31, 2003, 425,611, 1,083,230, 2,763,186, 1,909,672 and 414,250 of the shares authorized under the 1996 Plan, the 1997 Plan, the 1999 Plan, the 2000 Plan and the 2002 Plan, respectively, were outstanding.

      The following table summarizes information on the Company’s stock options:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number of	Average Price	Number of	Average Price	Number of	Average Price
	Shares	per Share	Shares	per Share	Shares	per Share

Beginning balance	6,909,318	$3.10	6,844,832	$3.88	4,850,752	$4.39
Granted	1,188,998	$0.59	2,432,984	$0.98	2,674,819	$3.29
Exercised	(261,044)	$0.45	(521,132)	$0.33	(57,097)	$2.44
Cancelled	(1,241,323)	$3.19	(1,847,366)	$4.61	(623,642)	$5.46

Ending balance	6,595,949	$2.75	6,909,318	$3.10	6,844,832	$3.88

      The following table summarizes information about fixed stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable

Range of		Weighted Average
Exercise	Number	Remaining	Weighted Average	Number	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.24–$1.67	2,716,736	8.3	$0.81	1,781,697	$0.74
$1.68–$3.32	1,845,013	5.9	$2.36	1,613,247	$2.37
$3.33–$4.97	1,071,700	5.1	$4.08	911,900	$4.14
$4.98–$23.38	962,500	6.2	$7.50	756,400	$7.15

	6,595,949	6.8	$2.75	5,063,244	$2.83

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Stock Options, continued:

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

	Year Ended December 31,

	2003	2002	2001

Net loss — as reported	$(18,584,229)	$(26,580,833)	$(32,199,579)
Net loss — pro forma	$(20,322,773)	$(30,854,712)	$(38,765,245)
Net loss per share — as reported	$(0.13)	$(0.37)	$(0.63)
Net loss per share — pro forma	$(0.14)	$(0.43)	$(0.76)

      The weighted-average fair values of each option at the date of grant for 2003, 2002 and 2001 were $0.59, $0.88 and $3.29, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2003, 2002 and 2001: dividend yield of 0%; expected volatility of 102% in 2003, 134% in 2002 and 115% in 2001; risk-free interest rate of 1.95% in 2003, 1.82% in 2002 and 4.09% in 2001; and expected lives of 3 years.

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

      The Company has subsidiaries in Germany and Japan. The Company has also entered into a joint venture in China in 2004. Operations of this joint venture did not impact the periods included in this Form 10-K but are expected to impact the Company’s operations for periods subsequent to December 31, 2003. Revenues by geographical destination as a percentage of total revenues for the year ended December 31, 2003, 2002, and 2001 are as follows:

	December 31,

	2003	2002	2001

United States	88%	82%	72%
Europe, principally Germany	9%	13%	22%
Asia, principally Japan	3%	5%	6%

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Segment and Enterprise Wide Reporting, continued:

      Operations in various geographical areas are summarized as follows:

	December 31,

	2003	2002	2001

North America:
Total revenue	$9,655,942	$8,203,286	$7,100,445
Net loss	17,359,419	21,882,030	25,858,000
Identifiable assets	19,058,444	10,288,624	12,726,593
Europe (1):
Total Revenue	$1,026,701	$1,312,241	$2,164,674
Net loss	1,099,271	4,354,189	4,458,126
Identifiable assets	1,312,905	1,383,755	3,278,857
Asia:
Total revenue	$317,344	$458,034	$554,874
Net loss	125,539	344,614	1,883,453
Identifiable assets	448,718	462,992	658,868

(1)	Included in the Company’s operations in Europe are $232,738, $1,634,381 and $1,738,676, respectively, in expenses related to research and development activities conducted by a branch of the Company operating in Germany.

      The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the
	Year Ended
	December 31,

	2003	2002	2001

Revenue:
Number of Customers	2	1	2
Percent of Total Revenue	38%	16%	30%
Accounts Receivable:
Number of Customers	2	2	3
Percent of Total Accounts Receivable	38%	64%	56%

      For the years ended December 31, 2003, 2002 and 2001, revenue from the following customers comprised greater than 10% of total revenue: CSX Technology, Inc. and Naval Undersea Warfare Center (NUWC); IBM; and the State of Tennessee Department of Transportation (“Tennessee DOT”) and Europart KG, respectively. As of December 31, 2003, 2002 and 2001, the following customers’ accounts receivable balances comprised greater than 10% of total accounts receivable: NUWC and a Fortune 500 cable provider; IBM and Tennessee DOT; and IBM, Tennessee DOT and Europart KG, respectively.

      The Company has contracted with IBM to design, develop and manufacture certain components of the MA V product line, including the computer portion and two versions of FPDs (the “Engineering and Inventory Agreement”). The Company has also entered into agreements with IBM under which IBM purchases MA V and Atigo products from the Company, markets and sells the systems worldwide to its own customers and introduces the Company to potential future customers (the “Sales and Marketing Agreement”). During 2003, 2002 and 2001, the Company paid $4,741,313, $2,772,457 and $4,148,523, respectively, to IBM related to design and development services and inventory purchases. Such 2003 amount includes

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Segment and Enterprise Wide Reporting, continued:

payments made to IBM pursuant to the agreements discussed in the “Inventory Commitments” section below. During 2003, 2002 and 2001, the Company recorded revenues of $88,137, $1,109,743 and $532,675, respectively, related to sales of MA V and Atigo products to IBM. Before selecting IBM as its partner for the Engineering and Inventory Agreement, the Company reviewed IBM’s proposal to provide such services, which included discussion of the estimated costs to be incurred, IBM’s track-record of bringing new technologies to market, IBM’s reputation for quality and other customary evaluations. The Sales and Marketing Agreement was reached with similar terms and conditions provided to other volume resellers of the Company’s products. As a result, the Company’s management believes that the Engineering and Inventory Agreement and the Sales and Marketing Agreement contain arms-length terms and conditions.

      Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During 2003, 2002 and 2001, the Company recorded revenues of approximately $773,000, $950,000 and $1,700,000, respectively, related to sales of its products to the VAR. During 2003, 2002 and 2001, the Company recorded total research and development and sales and marketing expenses of $755,000, $1,250,000 and $1,250,000, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

9. Income Taxes

      At December 31, 2003, the Company had approximately $136,000,000 of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes which expire in varying years from 2010 through 2023. The Company has experienced several ownership changes pursuant to Internal Revenue Code Section 382. These ownership changes, which occurred in 1997, 1999, 2002, and 2003, have the effect of limiting the Company’s usage of its NOLs in years after each ownership change. Due to these limitations, at least $38,000,000 of the NOLs have been permanently impaired because they will expire before they ever become available for use. After consideration of this impairment, the Company had approximately $98,000,000 of NOLs which become available for future use based on an annual limitation of approximately $4,600,000. After consideration of this limitation, the Company had approximately $6,100,000 of NOLs available to offset future taxable income as of December 31, 2003. The remaining approximate $91,900,000 of NOLs are expected to become available to offset future taxable income in the future. However, there can be no assurance that such NOLs will not become impaired in the future.

      At December 31, 2003, the Company had approximately $7,500,000 of NOLs for foreign income tax purposes. These NOLs are not affected by Internal Revenue Code Section 382 and are not impaired.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Income Taxes, continued:

      Net deferred tax assets are comprised of the following:

	Year Ended December 31,

	2003	2002

Excess of book over tax depreciation	$741,000	$860,000
Net operating loss carryforwards	37,042,000	45,726,000
Accrued expenses and reserves	1,363,000	443,000
Tax credit carryforwards	63,000	63,000
Foreign tax credits	—	—
Foreign net operating loss carryforwards	2,866,000	2,940,000
Foreign other	3,000	3,000
Less valuation allowance	(42,078,000)	(50,035,000)

Net deferred tax asset	$—	$—

      The following table is a reconciliation of the effective income tax rate at December 31, 2003, 2002 and 2001:

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

Pretax book loss	$(18,583,660)	0.00%	$(26,580,271)	0.00%	$(32,173,739)	0.00%

Federal, U.S. statutory rate	(6,318,444)	(34.00)%	(9,037,292)	(34.00)%	(10,939,071)	(34.00)%
State, net of federal tax benefit	(735,913)	(3.96)%	(1,052,579)	(3.96)%	(1,264,428)	(3.93)%
Change in valuation allowance	(7,950,000)	(42.78)%	9,964,000	37.49%	11,402,000	35.44%
Stock options exercised	(79,000)	(0.43)%	—	0.00%	(182,000)	(0.57)%
Other permanent items	65,000	0.35%	—	0.00%	—	0.00%
Foreign rate difference	374,907	2.02%	112,871	0.42%	228,741	0.71%
Permanent net operating loss impairment	14,576,877	78.44%	—	0.00%	—	0.00%
Other	67,143	0.36%	13,562	0.05%	780,598	2.43%

Provision for income taxes	$569	0.00%	$562	0.00%	$25,840	(0.08)%

10. Commitments and Contingencies

     Lease Commitments

      The Company leases operating facilities and equipment under operating leases expiring on various dates through 2005. Future minimum payments under noncancelable operating leases at December 31, 2003 are:

For the Year Ending December 31,

2004	$605,077
2005	270,562
2006	—
2007	—
2008	—

$875,639

      Total rental expense charged to operations for the years ended December 31, 2003, 2002 and 2001 was $718,862, $820,679 and $778,108, respectively.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Commitments and Contingencies, continued:

     Inventory Commitments

      From time to time, the Company has commitments to purchase inventory, tooling and/or engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company’s commitments are typically highest during periods of product design and when the Company is procuring inventory related to anticipated sales. The Company expects that it will continue to enter into such commitments during 2004 and thereafter as it designs, develops and procures future wearable computer product lines.

      During 2003, the Company entered into an agreement with IBM under which the Company agreed to purchase approximately $4,900,000 in MA V computing units, FPDs, peripherals and component parts. During 2003 the Company received all of this inventory and made payments of $4,363,458. During January 2004, the Company made the final payments required by this agreement. As of January 31, 2004, the Company had paid all amounts owed under this agreement.

      At December 31, 2003, the Company had commitments to purchase approximately $2,000,000 in inventory, related primarily to pending orders for the Atigo product line.

     Legal and Other Proceedings

      The Company is involved in litigation with Zykronix, Inc. in the District Court of Denver Colorado and in the Circuit Court of Fairfax Virginia. The Colorado suit is against the Company’s Chairman and Chief Executive Officer based on a personal guarantee that he provided to Zykronix for payment of fees alleged by Zykronix to be owed by the Company. The Virginia suit is against the Company for the same $238,000 in fees alleged under the guarantee. The Company believes that it has substantive defenses to these claims and that the alleged fees are not owed. The Company is defending, and expects to continue to defend, against both suits.

      In December 2003, the Company filed a lawsuit against Viewsonic Corporation (“Viewsonic”) in the United States District Court for the Eastern District of Virginia. The suit alleges that Viewsonic infringed one of the Company’s Dual-Use Computing Device patents. The suit requests unspecified damages and an injunction against Viewsonic from infringing the patent.

      In December 2003, the IRS filed a tax lien against the Company totaling $1,132,198. This lien covers taxes, penalties and interest that the IRS alleges that the Company owes related to certain payroll tax filings during 2000. The Company believes that all such taxes were remitted to the IRS during 2000 and does not believe that such taxes are still owed to the IRS. The Company is in ongoing discussions with the IRS related to this matter and has formally requested that the lien be withdrawn. The Company believes that the probability of future payment of the taxes is remote and therefore the Company has not accrued any liability or charges. The Company believes that any related interest or penalties will not be material.

      The Company is involved in routine legal and administrative proceedings and claims of various types. The Company has no material pending legal or administrative proceedings, other than as discussed above or ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any property is the subject. While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on the Company’s results of operations or financial position.

11. Related Party Transactions

      The Company retains a member of its Board of Directors as its patent counsel. Since August 1, 2002, the Company and this Director have entered into one-year agreements. The current agreement expires on July 31,

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Related Party Transactions, continued:

2004. Under these and prior agreements, the Company had cash expenditures of $320,000, $331,112 and $421,333 during 2003, 2002 and 2001, respectively, in legal services payable to this Director. The Company is also obligated to issue to this Director 50,000 shares of its common stock for the one-year period ending July 31, 2004, which had a value of $37,500 as of the date the agreement was entered into. The Company issued to this Director 100,000 shares of its common stock for the one-year period ended July 31, 2003, which had a value of $50,000 as of the date the agreement was entered into. Prior to August 1, 2002, the Director’s law firm billed the Company in accordance with its established standard billing rates used in the past with its other clients. These cash and stock payments represent gross payments made by the Company and the Director is responsible for all overhead, professional, administrative and other expenditures incurred by his law firm. During 2003, 2002 and 2001, the Company represented the law firm’s only significant client. During approximately half of 2002 and all of 2001, the Director also served as the Company’s primary processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The director was paid only the amount that was passed through to these other law firms and agencies and paid administrative services related to these services. The Company made additional payments of $17,656, $274,040 and $485,827 during 2003, 2002 and 2001, respectively, to this Director’s law firm related to services rendered by the Director’s law firm as the Company’s processing agent for foreign patent and trademark filing and prosecution expenses. The Company’s management and Board of Directors believe that the relationship with this law firm is based on arms-length terms and conditions.

      The Company uses a law firm, in which an officer and member of its Board of Directors is a partner, for services related to financings, litigation, SEC filings and other general legal matters. The Company had billings of $424,574, $464,067 and $392,524 during 2003, 2002 and 2001, respectively, in legal services payable to this law firm. The law firm bills the Company in accordance with the established billing rates used with its other clients. The Company’s management and Board of Directors believe that the relationship with this law firm is based on arms-length terms and conditions.

      Between November 2000 and February 2001, the Company loaned a net balance of $940,188 to the Company’s Chief Executive Officer and Chairman of the Board of Directors. The proceeds were used to prevent a forced sale of a portion of this officer’s personal common stock holdings of the Company that secured a personal margin loan from an investment bank. The loan was made pursuant to a promissory note that was secured by shares of the officer’s personal common stock holdings of the Company and accrued interest at 8% per year. On December 31, 2001, the Company’s Board of Directors increased the number of shares securing the loan from 200,000 shares to 250,000 shares, extended the maturity date from December 31, 2001 to December 31, 2002 and reduced the interest rate to 6%, reflective of a general decline in interest rates over this period. On December 17, 2002, the $1,086,891 in outstanding principal and interest was repaid in full through the i) transfer by the officer to the Company of 1,108,343 shares of the Company’s common stock personally held by the officer, which amount includes the shares that were pledged as collateral, which were valued at $681,631, and ii) cancellation of all of the officer’s 742,049 options to purchase shares of the Company’s common stock that had been granted prior to the date of repayment, which were valued at $405,260. Effective December 31, 2002, the Company cancelled the 1,108,343 shares of common stock transferred through this repayment. To determine the fair market value of the transfer of shares of stock and the cancellation of stock options, the Company used the market price of the Company’s common stock on the date of repayment and the Black-Scholes option-pricing model, respectively. The variables used in the Black-Scholes option-pricing model were as follows: i) the risk free rate was 3.03%, which was the yield of 5-year Treasury Notes issued November 15, 2002, and ii) the standard deviation of stock return was 131.25%, which was the volatility of the Company’s stock calculated using the end of the month stock price for the period from January 1, 2000 through December 31, 2002. The outstanding principal and interest owed by the officer to the Company under this promissory note totaled $0 at both December 31, 2003 and December 31, 2002.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Subsequent Events (Unaudited)

      In February 2004, the Company began actively marketing its mobile/wearable hardware solutions in the People’s Republic of China (the “PRC”) through Xybernaut China Limited (“Xybernaut China”), a joint venture with Softbank Investment International (Strategic) Ltd. (“Softbank”). Xybernaut China has the exclusive right to manufacture, market, sell and distribute the Company’s products throughout the PRC and is owned 60% by the Company and 40% by Softbank. The Company is assigning all of its existing agreements and relationships in the PRC to Xybernaut China and is providing it with intellectual property, know-how and technical assistance. Softbank is providing the start-up funding for Xybernaut China and is assisting with its day-to-day operations. It is expected that Xybernaut China will start up operations in March or April 2004 and that the Company’s future consolidated financial statements will include the accounts of Xybernaut China.

      During March 2004, the Company received gross proceeds of $5,000,000 through the private placement of 3,731,343 shares of its common stock to an investor. The shares were sold at $1.34 per share, representing an approximate 20% discount to the closing market price of the Company’s common stock. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 1,865,671 shares of common stock at $1.52 per share and six-month callable warrants to purchase 1,865,671 shares of common stock at $1.52 per share..

      During March 2004, the Company received gross proceeds of $1,000,000 through the private placement of 662,252 shares of its common stock to an investor. The shares were sold at $1.51 per share, representing an approximate 10% discount to the closing market price of the Company’s common stock. In connection with this private placement, the Company issued to the investor three-year callable warrants to purchase 331,126 shares of common stock at $1.52 per share and six-month callable warrants to purchase 331,126 shares of common stock at $1.52 per share.

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Data (Unaudited)

      In management’s opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. Included in the first, third and fourth quarters of 2003 are charges related to the provision for inventory and tooling of $1,749,354, $1,500,000 and $1,750,000, respectively. Included in the second, third and fourth quarters of 2002 are charges related to the provision for inventory and tooling of $53,958, $359,217 and $500,000, respectively. Included in the second, third, and fourth quarters of 2002 are charges related to restructuring of $155,234, $361,227 and $521,699, respectively. All other adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

Schedule I — Quarterly Consolidated Financial Data

	2003 Quarters Ended

	March 31,	June 30,	September 30,	December 31,

Total revenue	$1,786,977	$2,788,581	$2,703,121	$3,721,308
Gross profit	(1,196,383)	970,475	(790,367)	(922,776)
Net loss	(5,378,478)	(3,256,866)	(4,674,239)	(5,274,646)
Net loss per share (basic and diluted)	$(0.04)	$(0.02)	$(0.03)	$(0.03)

	2002 Quarters Ended

	March 31,	June 30,	September 30,	December 31,

Total revenue	$2,809,921	$2,013,463	$2,545,327	$2,604,850
Gross profit	686,944	382,692	206,719	22,401
Net loss	(8,015,640)	(6,656,151)	(7,873,415)	(4,035,627)
Net loss per share (basic and diluted)	$(0.13)	$(0.10)	$(0.10)	$(0.05)

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Report of Independent Certified Public Accountants on
Supplemental Information

To the Board of Directors and
Stockholders of Xybernaut Corporation

In connection with our audit of the consolidated financial statements of Xybernaut Corporation referred to in our report dated February 19, 2004, which is included in this Form 10-K, we have also audited Schedule II as of December 31, 2003, and for each of the three years then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Vienna, VA

February 19, 2004

XYBERNAUT CORPORATION

SUPPLEMENTAL FINANCIAL INFORMATION

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance
	Beginning of	Costs and		at End
	Year	Expenses	Write-offs	of Year

Allowance for accounts receivable
Year ended December 31, 2003	$202,911	$5,028	$(260)	$207,679
Year ended December 31, 2002	$213,434	$128,250	$(138,773)	$202,911
Year ended December 31, 2001	$129,355	$335,396	$(251,317)	$213,434
Reserve for inventory
Year ended December 31, 2003	$—	$4,999,354	$(1,726,638)	$3,272,716
Year ended December 31, 2002	$141,280	$—	$(141,280)	$—
Year ended December 31, 2001	$1,370,000	$944,214	$(2,172,934)	$141,280
Reserve for tooling costs
Year ended December 31, 2003	$250,000	$—	$(250,000)	$—
Year ended December 31, 2002	$—	$299,077	$(49,077)	$250,000
Year ended December 31, 2001	$250,000	$139,145	$(389,145)	$—
Valuation allowance for deferred tax asset
Year ended December 31, 2003	$50,035,000	$—	$(7,957,000)	$42,078,000
Year ended December 31, 2002	$40,071,000	$9,964,000	$—	$50,035,000
Year ended December 31, 2001	$28,495,000	$11,576,000	$—	$40,071,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      As of the end of the fiscal year ended December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and President concluded that the Company’s disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

      There were no significant changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

      Items 10 through 13 will be filed pursuant to a definitive proxy statement or an amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services.

      The Company and its subsidiaries did not engage Grant Thornton LLP to provide advice regarding financial information systems design or implementation, consulting services or other non-audit services, except as discussed below for tax-related services, during the fiscal year ended December 31, 2003 and December 31, 2002. Non-audit services performed by the Company’s auditor have been approved by the Company’s Audit Committee on a case by case basis. In connection with the standards for independence of the Company’s independent public accountants promulgated by the Securities and Exchange Commission, the Audit Committee would consider whether the provision of such non-audit services would be compatible with maintaining the independence of Grant Thornton.

Fees

      During the Company’s fiscal year ended December 31, 2003 and 2002, respectively, Grant Thornton LLP’s fees for audit and audit related services were as follows:

	2003	2002

Audit fees, including review of quarterly financial statements on Form 10-Q	$127,000	$119,000
Audit related fees(1)	$53,414	$53,112
Tax service fees(2)	$73,908	$70,390

(1)	Audit related fees result from services in connection with rendering consents for periodic registration statements as a result of several private placement transactions in 2003, consultations on the application of general accepted accounting principles and newly issued accounting pronouncements, statutory audits of foreign subsidiary financial statements, consultations on the impact of the Sarbanes-Oxley Act to the Company and periodic meetings with the Company’s Audit Committee.

(2)	Tax service fees included preparation of the Company’s federal and state income tax returns, consultations related to state and local tax returns and the tax effects of stock compensation, and assistance with notes from taxing authorities.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     Reports on Form 8-K

      On November 13, 2003, the Company filed a report on Form 8-K under Items 5, 7 and 12 disclosing certain comments made during an investor conference call, a press release that had been issued that announced details related to the Company’s Annual Meeting of Shareholders, a press release that had been issued that announced results for the fiscal quarter ended September 30, 2003 and certain information relating to net operating expenses, a Non-GAAP Financial Measure as defined in Regulation G.

     Exhibits

1.1	—	Form of Financial Consulting Agreement between the Company and the Representative.	(1)
3.1	—	Certificate of Incorporation of the Company, as Amended.	(3)
3.2	—	Bylaws of the Company (as Amended on September 24, 1998).	(3)
3.3	—	Form of Amendment to Article Fourth to the Company’s Certificate of Incorporation.	(15)
4.1	—	Form of specimen certificate for Common Stock.	(1)
4.2	—	Form of Warrant issued to International Business Solutions, Inc.	(5)
4.3	—	Form of Warrant issued to Archway Holdings Limited.	(8)
4.4	—	Form of Common Stock and Warrant Purchase Agreement, dated as of April 19, 2001, between Archway Holdings Limited and Xybernaut Corporation.	(8)
4.5	—	Form of Registration Rights Agreement, dated as of April 19, 2001, between Archway Holdings Limited and Xybernaut Corporation.	(8)
4.6	—	Form of Warrant issued to Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited, The dotCom Fund, LLC, Alpha Capital Aktiengesellschaft, Vertical Ventures, LLC and Atlas Capital Services, Inc.	(8)
4.7	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 4, 2001, among Xybernaut Corporation, Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and The dotCom Fund, LLC.	(8)
4.8	—	Form of Registration Rights Agreement, dated as of May 4, 2001, among Xybernaut Corporation, Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and The dotCom Fund, LLC.	(8)
4.9	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 4, 2001, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(8)
4.10	—	Form of Registration Rights Agreement, dated as of May 4, 2001, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(8)
4.11	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 4, 2001, between Vertical Ventures, LLC and Xybernaut Corporation.	(8)
4.12	—	Form of Registration Rights Agreement, dated as of May 4, 2001, between Vertical Ventures, LLC and Xybernaut Corporation.	(8)
4.13	—	Form of Agreement, dated May 1, 2001, between Atlas Capital Services, Inc. and Xybernaut Corporation.	(8)
4.14	—	Form of Warrant issued to Eva Holdings Limited.	(9)
4.15	—	Form of Common Stock and Warrant Purchase Agreement, dated as of June 30, 2001, between Eva Holdings Limited and Xybernaut Corporation.	(9)
4.16	—	Form of Registration Rights Agreement, dated as of June 30, 2001, between Eva Holdings Limited and Xybernaut Corporation.	(9)
4.17	—	Form of Warrant issued to DaVinci International Limited.	(9)
4.18	—	Form of Warrant issued to Texas Instruments Incorporated.	(9)
4.19	—	Form of Warrant issued to Holly Investments Limited.	(10)
4.20	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 15, 2001, between Holly Investments Limited and Xybernaut Corporation.	(10)
4.21	—	Form of Registration Rights Agreement, dated as of November 15, 2001, between Holly Investments Limited and Xybernaut Corporation.	(10)

4.22	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 15, 2001, among Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and Xybernaut Corporation.	(10)
4.23	—	Form of Registration Rights Agreement, dated as of November 15, 2001, among Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited and Xybernaut Corporation.	(10)
4.24	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 15, 2001, among Cleveland Overseas Ltd., ZLP Master Technology Fund, Ltd., Vertical Ventures Ltd. and Xybernaut Corporation.	(10)
4.25	—	Form of Registration Rights Agreement, dated as of November 15, 2001, among Cleveland Overseas Ltd., ZLP Master Technology Fund, Ltd., Vertical Ventures Ltd. and Xybernaut Corporation.	(10)
4.26	—	Form of Warrant issued to each of Cranshire Capital, L.P., Euram Cap Strat. “A” Fund Limited, Cleveland Overseas Ltd., ZLP Master Technology Fund, Ltd., Vertical Ventures Ltd. and Atlas Capital Services, LLC.	(10)
4.27	—	Agreement, dated November 15, 2001, between Atlas Capital Services, LLC and Xybernaut Corporation.	(10)
4.28	—	Agreement for Payment of Account, dated November 27, 2001, between frog werk, Inc. and Xybernaut Corporation.	(10)
4.29	—	Form of Warrant issued to Yeshuah Investments Limited.	(11)
4.30	—	Form of Common Stock and Warrant Purchase Agreement, dated as of March 13, 2002, between Yeshuah Investments Limited and Xybernaut Corporation.	(11)
4.31	—	Form of Registration Rights Agreement, dated as of March 13, 2002, between Yeshuah Investments Limited and Xybernaut Corporation.	(11)
4.32	—	Form of Warrant issued to Alpha Capital Aktiengesellschaft.	(11)
4.33	—	Form of Common Stock and Warrant Purchase Agreement, dated as of March 13, 2002, between Xybernaut Corporation and Alpha Capital Aktiengesellschaft.	(11)
4.34	—	Form of Registration Rights Agreement, dated as of March 13, 2002, between Xybernaut Corporation and Alpha Capital Aktiengesellschaft.	(11)
4.35	—	Form of Warrant issued to Cranshire Capital, L.P.	(11)
4.36	—	Form of Common Stock and Warrant Purchase Agreement, dated as of March 13, 2002, between Xybernaut Corporation and Cranshire Capital, L.P.	(11)
4.37	—	Form of Registration Rights Agreement, dated as of March 13, 2002, between Xybernaut Corporation and Cranshire Capital, L.P.	(11)
4.38	—	Form of Letter Agreement, dated as of January 1, 2002 between IBS Technologies LLC and Xybernaut Corporation.	(11)
4.39	—	Form of Agreement for Payment of Account, dated March 20, 2002, between Zykronix, Inc. and Xybernaut Corporation.	(11)
4.40	—	Form of Warrant issued to Alpha Capital Aktiengesellschaft.	(12)
4.41	—	Form of Common Stock and Warrant Purchase Agreement, dated as of June 30, 2002, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(12)
4.42	—	Form of Registration Rights Agreement, dated as of June 30, 2002, between Alpha Capital Aktiengesellschaft and Xybernaut Corporation.	(12)
4.43	—	Form of Warrant issued to Rema Investments Limited.	(12)
4.44	—	Form of Common Stock and Warrant Purchase Agreement, dated as of June 30, 2002, between Xybernaut Corporation and Rema Investments Limited.	(12)
4.45	—	Form of Registration Rights Agreement, dated as of June 30, 2002, between Xybernaut Corporation and Rema Investments Limited.	(12)
4.46	—	Form of Consulting Agreement, dated as of June 30, 2002, between Xybernaut Corporation and Libra Finance, S.A.	(12)
4.47	—	Form of Consulting Agreement, dated as of June 30, 2002, between Xybernaut Corporation and Dune Holdings Ltd.	(12)
4.48	—	Form of Warrant issued to each of Yeshuah Investments Limited, Holly Investments Limited and Eva Holdings Limited.	(12)

4.49	—	Form of Agreement for Payment of Account, dated June 4, 2002, between Carlton R. Turner and Xybernaut Corporation.	(12)
4.50	—	Form of Sponsorship Agreement, dated May 1, 2002, between Alex Job Racing, Inc. and Xybernaut Corporation.	(12)
4.51	—	Form of Agreement for Payment of Account, dated June 24, 2002, between Fathom Creative, Inc. and Xybernaut Corporation.	(12)
4.52	—	Form of Warrant issued to Rewell Holdings, Ltd.	(13)
4.53	—	Form of Warrant issued to Rewell Holdings, Ltd.	(13)
4.54	—	Form of Common Stock and Warrant Purchase Agreement, dated as of August 29, 2002, between Rewell Holdings, Ltd. and Xybernaut Corporation.	(13)
4.55	—	Form of Registration Rights Agreement, dated as of August 29, 2002, between Rewell Holdings, Ltd. and Xybernaut Corporation.	(13)
4.56	—	Form of Warrant issued to Sundale Corporation.	(13)
4.57	—	Form of Warrant issued to Sundale Corporation.	(13)
4.58	—	Form of Common Stock and Warrant Purchase Agreement, dated as of August 29, 2002, between Sundale Corporation and Xybernaut Corporation.	(13)
4.59	—	Form of Registration Rights Agreement, dated as of August 29, 2002, between Sundale Corporation and Xybernaut Corporation.	(13)
4.60	—	Form of Separation Agreement, dated as of August 1, 2002, between Xybernaut GmbH, Xybernaut Corporation and Mr. Daniel J. Butler.	(13)
4.61	—	Form of Warrant issued to Greta Holdings, Ltd.	(14)
4.62	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 6, 2002, between Greta Holdings, Ltd. and Xybernaut Corporation.	(14)
4.63	—	Form of Registration Rights Agreement, dated as of November 13, 2002, between Greta Holdings, Ltd. and Xybernaut Corporation.	(14)
4.64	—	Form of Warrant issued to Reno Holdings, Ltd.	(14)
4.65	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 6, 2002, between Reno Holdings, Ltd. and Xybernaut Corporation.	(14)
4.66	—	Form of Registration Rights Agreement, dated as of November 13, 2002, between Reno Holdings, Ltd. and Xybernaut Corporation.	(14)
4.67	—	Form of Warrant issued to State Street Corporation.	(14)
4.68	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 6, 2002, between State Street Corporation and Xybernaut Corporation.	(14)
4.69	—	Form of Registration Rights Agreement, dated as of November 13, 2002, between State Street Corporation and Xybernaut Corporation.	(14)
4.70	—	Form of Warrant issued to Company Management Ltd.	(14)
4.71	—	Form of Common Stock and Warrant Purchase Agreement, dated as of November 6, 2002, between Company Management Ltd. and Xybernaut Corporation.	(14)
4.72	—	Form of Registration Rights Agreement, dated as of November 13, 2002, between Company Management Ltd. and Xybernaut Corporation.	(14)
4.73	—	Form of Service Agreement, dated as of September 10, 2002, by and between Elite Financial Communications Group, LLC and Xybernaut Corporation.	(14)
4.74	—	Form of Letter Agreement, dated August 7, 2002, by and between James J. Ralabate and Xybernaut Corporation.	(14)
4.75	—	Settlement Agreement and Release dated as of December 31, 2002 by and among IBS Technologies LLC, Mr. Benjamin Cohen and Xybernaut Corporation.	(18)
4.76	—	Form of Warrant issued to Maple Systems, Ltd.	(18)
4.77	—	Form of Common Stock and Warrant Purchase Agreement, dated as of February 8, 2003, between Maple Systems, Ltd. and Xybernaut Corporation.	(18)
4.78	—	Form of Registration Rights Agreement, dated as of February 8, 2003, between Maple Systems, Ltd. and Xybernaut Corporation.	(18)
4.79	—	Form of Warrant issued to Sundial Investments, Limited.	(18)
4.80	—	Form of Warrant issued to Sundial Investments, Limited.	(18)
4.81	—	Form of Note and Warrant Purchase Agreement, dated as of March 26, 2003, between Sundial Investments, Limited and Xybernaut Corporation.	(18)

4.82	—	Form of Warrant issued to Capecove International Ltd.	(19)
4.83	—	Form of Common Stock and Warrant Purchase Agreement, dated as of June 4, 2003, between Capecove International Ltd. and Xybernaut Corporation.	(19)
4.84	—	Form of Registration Rights Agreement, dated as of June 4, 2003, between Capecove International Ltd. and Xybernaut Corporation.	(19)
4.85	—	Form of Warrant issued to London Properties Ltd.	(19)
4.86	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 30, 2003, between London Properties Ltd. and Xybernaut Corporation.	(19)
4.87	—	Form of Registration Rights Agreement, dated as of May 30, 2003, between London Properties Ltd. and Xybernaut Corporation.	(19)
4.88	—	Form of Warrant issued to Sussex Consulting Ltd.	(19)
4.89	—	Form of Common Stock and Warrant Purchase Agreement, dated as of May 30, 2003, between Sussex Consulting Ltd. and Xybernaut Corporation.	(19)
4.90	—	Form of Registration Rights Agreement, dated as of May 30, 2003, between Sussex Consulting Ltd. and Xybernaut Corporation.	(19)
4.91	—	Form of Warrant issued to Chesterfield Inc.	(20)
4.92	—	Form of Common Stock and Warrant Purchase Agreement, dated as of September 8, 2003, between Chesterfield Inc. and Xybernaut Corporation.	(20)
4.93	—	Form of Registration Rights Agreement, dated as of September 16, 2003, between Chesterfield Inc. and Xybernaut Corporation.	(20)
4.94	—	Form of Warrant issued to Essex Trading Ltd.	(20)
4.95	—	Form of Common Stock and Warrant Purchase Agreement, dated as of September 16, 2003, between Essex Trading Ltd. and Xybernaut Corporation.	(20)
4.96	—	Form of Registration Rights Agreement, dated as of September 16, 2003, between Essex Trading Ltd. and Xybernaut Corporation.	(20)
4.97	—	Letter Agreement, dated as of May 30, 2003, between Sundial Investments Limited and Xybernaut Corporation.	(20)
10.1	—	Form of Indemnification Agreement to be entered into between the Company and each officer and director of the Company.	(1)
10.2	—	Form of Employment Agreement between the Company and Edward G. Newman.	(17)
10.3	—	Form of Employment Agreement between the Company and Steven A. Newman.	(17)
10.4	—	Form of Employment Agreement between the Company and Eugene Amobi.	(7)
10.5	—	Form of Employment Agreement between the Company and Thomas D. Davis.	(16)
10.6	—	November 30, 1994 Lease Agreement between Hyatt Plaza Limited Partnership and the Company.	(1)
10.7	—	1996 Omnibus Stock Incentive Plan.	(1)
10.8	—	1997 Omnibus Stock Incentive Plan.	(1)
10.9	—	Multicosm Ltd. Software Licensing Agreement.	(1)
10.10	—	First Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(2)
10.11	—	Form of Exclusive Licensing Agreement between SBS Vertrieb GmbH and the Company.	(2)
10.12	—	Form of Software Distribution Agreement between Multicosm LTD and the Company.	(2)
10.13	—	First Amendment to Office Lease Agreement between Hyatt Plaza Limited Partnership and Tech International of Virginia, L.L.C.	(2)
10.14	—	Second Amendment to Storage Space Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(3)
10.15	—	Second Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(3)
10.16	—	Third Amendment to Office Lease Agreement between Hyatt Plaza Limited Ptr. and the Company.	(3)
10.17	—	1999 Stock Incentive Plan.	(4)
10.18	—	2000 Stock Incentive Plan.	(6)
10.19	—	Form of Amended and Restated Agreement for Wholesale Financing (Security Agreement).	(15)

10.20	—	Form of Addendum to Agreement for Wholesale Financing Flexible Payment Plan.	(15)
10.21	—	Form of Exhibit A (“FPP Exhibit A”) to Addendum to Agreement for Wholesale Financing — Flexible Payment Plan (“FPP Addendum”).	(15)
10.22	—	Form of Promissory Note.	(15)
10.23	—	Form of Pledge Agreement.	(15)
23.1	—	Consent of Grant Thornton LLP.	*
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.3	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, No. 333-4156, filed on July 15, 1996.

(2)	Incorporated by reference to the Company’s 1997 Annual Report on Form 10-KSB, No. 0-15086, filed on March 3, 1998.

(3)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-KSB, No. 0-15086, filed on April 15, 1999.

(4)	Incorporated by reference to the Registration Statement on Form S-8, file No. 333-94463, filed on January 12, 2000.

(5)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-33940 filed on April 4, 2000.

(6)	Incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on September 29, 2000, and annexed as Exhibit A thereto.

(7)	Incorporated by reference to the report on Form 10-K, No. 000-21013, filed on March 9, 2001.

(8)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-60556, filed on May 9, 2001.

(9)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-68832, filed on August 31, 2001.

(10)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-74182, filed on November 29, 2001.

(11)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-85188, filed on March 29, 2002.

(12)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-92348, filed on July 12, 2002.

(13)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-99041, filed on August 20, 2002.

(14)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-101257, filed on November 15, 2002.

(15)	Incorporated by reference to the report on Form 10-K, No. 000-21013, filed on March 28, 2002.

(16)	Incorporated by reference to the report on Form 10-K, No. 000-21013, filed on March 28, 2003.

(17)	Incorporated by reference to the report on Form 10-K/A, No. 000-21013, filed on April 30, 2003.

(18)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-104223, filed on April 1, 2003.

(19)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-106266, filed on June 19, 2003.

(20)	Incorporated by reference to the Registration Statement on Form S-3, file No. 333-109201, filed on September 29, 2003.

*	Filed Herewith.

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

Date: March 12, 2004

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. NEWMAN Edward G. Newman	Chief Executive Officer and Chairman of the Board of Directors	March 12, 2004

/s/ STEVEN A. NEWMAN Steven A. Newman	President, Chief Operating Officer and Vice Chairman of the Board of Directors	March 12, 2004

/s/ KAZUYUKI TOYOSATO Kazuyuki Toyosato	Executive Vice President and Director	March 12, 2004

/s/ THOMAS D. DAVIS Thomas D. Davis	Senior Vice President and Chief Financial Officer	March 12, 2004

/s/ EUGENE J. AMOBI Eugene J. Amobi	Vice President and Director	March 12, 2004

/s/ MARTIN ERIC WEISBERG Martin Eric Weisberg	Secretary and Director	March 12, 2004

/s/ MARC GINSBERG Marc Ginsberg	Director	March 12, 2004

Signature	Title	Date

/s/ PHILLIP E. PEARCE Phillip E. Pearce	Director	March 12, 2004

/s/ JAMES J. RALABATE James J. Ralabate	Director	March 12, 2004

/s/ LT. GEN. HARRY E. SOYSTER Lt. Gen. Harry E. Soyster	Director	March 12, 2004

/s/ EDWIN VOGT Edwin Vogt	Director	March 12, 2004

/s/ NORITSUGU YAMAOKA Noritsugu Yamaoka	Director	March 12, 2004