Form 10-K/A
period 2003-12-31
XYBERNAUT CORP
filed 2004-04-26
CIK 1013148

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the Common Stock of the registrant, its only class of voting stock, was $99,049,238, of which $97,512,190 was held by non-affiliates, calculated on the basis of the closing sale price of such stock on the National Association of Securities Dealers Automated Quotation System as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter. The market value of non-affiliates excludes shares owned by all executive officers and directors (but includes shares owned by their spouses) which should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the registrant's Common Stock as of April 23, 2004 was 176,860,152.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATION FOR FILING OF ANNUAL REPORT ON FORM 10-K/A


The purpose of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 of Xybernaut Corporation, a Delaware corporation (the "Company"), is to include Part III, Items 10, 11, 12 and 13.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Company's directors and executive officers are:

                                                     YEAR FIRST
                                                     ELECTED OR
NAME                                       AGE CLASS APPOINTED           POSITION
------------------------------------------ --- ----- ---------- -------------------------------------
Marc Ginsberg (3)                           53    I     2003    Director
Kazuyuki Toyosato                           57    I     1998    Executive Vice President and Director
Martin Eric Weisberg, Esq. (1)(2)           53    I     1997    Secretary and Director
Noritsugu Yamaoka                           62    I     2003    Director
Eugene J. Amobi                             59   II     1996    Vice President and Director
Phillip E. Pearce (1)(2)(3)                 74   II     1995    Director
Lt. Gen. Harry E. Soyster (Ret.) (1)(2)(3)  68   II     1995    Director
Dr. Edwin Vogt                              71   II     1998    Director
Edward G. Newman                            60  III     1990    Chief Executive Officer and
                                                                Chairman of the Board of Directors
Steven A. Newman, M.D. (2)                  58  III     1995    President, Chief Operating Officer
                                                                and Vice Chairman of the Board
                                                                of Directors
James J. Ralabate, Esq.                     76  III     1995    Director
Thomas D. Davis                             34    -        -    Senior Vice President and
                                                                Chief Financial Officer
M. Dewayne Adams                            37    -        -    Senior Vice President and
                                                                Chief Strategy Officer

(1)  Member of the Compensation Committee.
(2)  Member of the Nominating Committee.
(3)  Member of the Audit Committee.

Officers are appointed by and serve at the discretion of the Board of Directors. The Company's Board of Directors is divided into three different classes. At each annual meeting of stockholders, one class of directors will be elected to succeed those directors in the class whose terms then expire, for terms expiring at the third succeeding Annual Meeting of Stockholders.

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

      Martin Eric Weisberg, Esq. has been a director since 1997 and has served as Secretary of the Company since that time, is a partner of the law firm, Jenkens & Gilchrist Parker Chapin LLP, which serves as outside general counsel to the Company. Mr. Weisberg specializes in the areas of securities, mergers and acquisitions, financing and international transactions and has been in the private practice of law for 28 years. Mr. Weisberg is a summa cum laude graduate of Union College (B.A. 1972), where he was elected to Phi Beta Kappa. He received his law degree from The Northwestern University School of Law (1975), where he graduated summa cum laude, was Articles Editor of the Law Review and was elected to the Order of the Coif. Mr. Weisberg also attended The London School of Economics and Political Science. Mr. Weisberg serves as outside general counsel to a number of public and private companies.

      Noritsugu Yamaoka, has been a director of the Company since March 2003. Mr. Yamaoka currently serves as a senior advisor to IBM. Mr. Yamaoka worked at IBM for over three decades, including as General Manager for IBM Technology Market Development from 1994 through 2003. Mr. Yamaoka speaks fluent Japanese and English, holds a Bachelor of Science degree in Electronics Communication from Waseda University (Tokyo, Japan) and completed advanced degree coursework at Syracuse University (SIS) and the University of Michigan (Business Administration).

CLASS II DIRECTORS

      Eugene J. Amobi, P.E. has been a Vice President of the Company since January 2000 and a director of the Company since January 1996. Since 1983, Mr. Amobi has been President, a director and a principal stockholder of Tech International. Mr. Amobi has been president and director of Tech Virginia since 1994. Mr. Amobi also has been president of Tech Consultants Inc. since 1988. Prior to 1983, Mr. Amobi was a Senior Engineer with E.I. DuPont de Nemours and a Managing Director of Stanley Consultants, an international engineering consulting firm. Mr. Amobi is a graduate of The Technion, Israel Institute of Technology (B.S. 1969), Princeton University (M.S. 1970) and Syracuse University (M.B.A. 1973).

      Phillip E. Pearce has been a director of the Company since October 1995. Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates, Chairman and Director of Barrington Science Inc. (formerly known as Financial Express Corporation) since 1990 and since 1988 has been a principal of Pearce-Henry Capital Corp. Prior to 1988, Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of Preservation Science Inc., Bravo Foods Inc., Knightsbridge Fine Wines, Inc. and New York International Commerce Group, Inc. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and attended the Wharton School of Investment Banking at the University of Pennsylvania.

      Lt. Gen. Harry E. Soyster (Ret.) has been a director of the Company since January 1995. From March 2004 through present, Lieutenant General Soyster (Ret.) is serving as Special Assistant to the Secretary of the Army for the World War II 60th Anniversary Commemorations. From 1991 to 2003 he was employed by MPRI, including as Director of Washington Operations and Vice President of International Operations. From 1988 until his retirement in 1991, Lieutenant General Soyster (Ret.) was the Director of the United States Defense Intelligence Agency. Prior to that time, he was Commander of the United States Army Intelligence and Security Command and a Deputy Assistant Chief of Staff for Intelligence, Department of the Army. He also is a director of Aura Systems, Inc. Lieutenant General Soyster (Ret.) is a graduate of the United States Military Academy at West Point (B.S. 1957), Penn State University (M.S. 1963), the University of Southern California (M.S. 1973) and the National War College
(1977).

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

CLASS III DIRECTORS

Edward G. Newman has been the Company's Chief Executive Officer and Chairman of the Board of Directors since December 1994 and a director since 1990. Mr. Newman served as our President from March 1993 to December 2002 and Treasurer from 1993 to 1994. From 1984 to 1992, Mr. Newman was President of ElectroTech International Corporation, a software consulting firm. From 1973 to 1981, Mr. Newman was employed by Xerox Corporation in several management positions in office systems strategy, legal systems and international financial systems. Mr. Newman served with the Central Intelligence Agency from 1966 to 1972. Mr. Newman also has been an Executive Vice President of Tech International, Inc. ("Tech International"), which provides engineering, technical support and consulting services to government and domestic and international clients, since 1990 and a director and Chief Executive Officer of Tech International of Virginia Inc. ("Tech Virginia"), our wholly-owned subsidiary, since 1994. Mr. Newman is a graduate of the University of Maryland (B.A. 1971) and the University of New Haven (M.B.A. 1984). Mr. Newman is the brother of Steven A. Newman, M.D., the President, Chief Operating Officer and Vice Chairman of the Board of Directors of the Company.

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

      James J. Ralabate, Esq. has been a director of the Company since January 1995. Mr. Ralabate has been in the private practice of patent law since 1982. Prior to that time, Mr. Ralabate was General Patent Counsel for Xerox Corporation where he was responsible for worldwide patent licensing and litigation and supervised a staff of 84 patent attorneys. Mr. Ralabate was also an Examiner in the United States Patent Office. Mr. Ralabate has served as president and on the Board of Governors of the Connecticut Patent Law Association and was founder and president of the Connecticut Patent Counsels Association. Mr. Ralabate is our intellectual property counsel and is a graduate of Canisius College (B.S. 1950) and The American University (J.D. 1959).

Current Executive Officers who are not Directors

      Thomas D. Davis has been the Company's Chief Financial Officer and Senior Vice President since November 2002. Mr. Davis also served as the Company's Vice President of Finance and Corporate Controller from August 1999 through October 2002. Prior to joining the Company, Mr. Davis held various senior finance and accounting positions, including Director of Finance at MeriStar Hospitality Corporation. While at MeriStar, he was active in the company's 1996 initial public offering and played a key role in raising $3 billion through debt and equity financings. Mr. Davis also served as a senior auditor and certified public accountant (CPA) with Deloitte & Touche and graduated with honors from James Madison University (B. B. A. 1991).

      Dewayne Adams has been the Company's Chief Strategy Officer and Senior Vice President since July 2000. Prior to joining the Company, Mr. Adams held the position of Vice President of Strategic Development for Absolute Software where he led funding and expansion to domestic markets. From 1991 to 1998, Mr. Adams held various positions in the Office of the Chairman of Vanstar Corporation where he led the technology strategy and the key relationships between major vendors and key customers.

COMPENSATION OF DIRECTORS

      Directors receive a grant of options for 50,000 shares of Common Stock upon election and reelection to the Board of Directors and are entitled for each full year of service (other than the year of election or reelection), commencing with those directors who were elected at the 1997 Annual Meeting, to receive a grant of options to purchase 10,000 shares of Common Stock which vests at the end of such year of service. Directors who are not executives of, consultants to, or otherwise receive remuneration for professional services rendered to, the Company also receive $1,000 for each Board of Director's meeting attended. Members of the Audit, Compensation and Nominating Committees who are not executives of, or consultants to, or otherwise receive remuneration for professional services rendered to, the Company are entitled to receive $500 for each Audit, Compensation or Nominating Committee meeting attended by such member. The Company also has adopted the 1996 Omnibus Stock Incentive Plan, the 1997 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2002 Stock Incentive Plan (collectively, the "Incentive Plans") in which directors are eligible to participate. See "Executive Compensation -- Compensation Plans."


STOCKHOLDER NOMINEES TO THE BOARD OF DIRECTORS

      Stockholders may recommend nominees to the Board of Directors by sending a written communication including the name of the nominee, together with a biography of such nominee, addressed to the Board of Directors of Xybernaut Corporation, c/o Xybernaut Corporation, 12701 Fair Lakes Circle, Fairfax, Virginia 22033. This procedure for stockholders to recommend nominees was implemented by the Board of Directors on March 11, 2004. The Board of Directors did not previously have a policy with respect to stockholder nominees.


CODE OF ETHICS


      The Company has adopted a code of ethics that applies to its Chief Executive Officer, President and Chief Financial Officer. A copy of the Company's code of ethics is being filed as Exhibit 14 to this annual report on Form 10-K/A for the fiscal year ending December 31, 2003.


AUDIT COMMITTEE


      The Company has an Audit Committee established in accordance with 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The three (3) members of the Audit Committee are Mr. Marc Ginsberg, Lt. Gen. Harry E. Soyster (Ret.) and Mr. Phillip E. Pearce. None of the current members have been designated by the Company's Board of Directors to be a "financial expert," as such term is defined under rules and regulations promulgated by the Securities and Exchange Commission. The Board of Directors is currently evaluating candidates to potentially designate as its "financial expert." The Board of Directors believes that the members comprising the Audit Committee, all of whom have had distinguished careers within prominent and sophisticated business, government or regulatory institutions, have the requisite expertise and abilities to fulfill their responsibilities on the Audit Committee.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company's review of the copies of such reports, the Company believes that during fiscal 2003 all such filings were made, except that: (i) Steven A. Newman and Edward G. Newman each filed a late statement of changes in beneficial ownership on Form 4, relating to the acquisition of an option to purchase common stock of the Company, (ii) Steven A. Newman filed a late statement of changes in beneficial ownership on Form 4 relating to the disposition of 128,800 shares of the Company's common stock, (iii) James J. Ralabate filed a late statement of changes in beneficial ownership on Form 4, relating to the acquisition of 25,000 shares of common stock, and (iv) each of the directors filed a late statement of changes in beneficial ownership on Form 4, relating to the acquisition of an option to purchase common stock of the Company, all of which late filings were reported on an annual statement of changes in beneficial ownership on Form 5.


ITEM 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE. The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2003, 2002 and 2001 paid to the Company's Chief Executive Officer and the registrant's other three executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year.

                                       SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                                                       Compensation
                                                                       ------------
                                                                          Awards
                                           Annual Compensation         ------------
                                  ----------------------------------   Common Stock
                                                                        Underlying      All Other
 Name and Principal Position      Year     Salary          Bonus          Options     Compensation
-----------------------------     ----  -------------  -------------   ------------   -------------
Edward G. Newman                  2003  $ 298,017       $      0          350,000      $ 62,020 (2)
  Chief Executive Officer and     2002  $ 254,917 (1)   $      0           35,000      $ 68,246 (2)
  Chairman of the Board of        2001  $ 275,440 (1)   $      0          240,384      $ 89,825 (2)
  Directors

Dr. Steven A. Newman              2003  $ 296,730       $      0          300,000      $ 94,164 (4)
  President, Chief Operating      2002  $ 229,425 (3)   $      0           35,000      $ 75,651 (4)
  Officer and Vice Chairman of    2001  $ 248,907 (3)   $      0          540,384      $ 82,064 (4)
  the Board of Directors

Thomas D. Davis                   2003  $ 149,838       $  3,334 (6)            0      $ 11,250 (7)
  Senior Vice President and       2002  $ 115,500 (5)   $  6,666 (6)      180,000      $      0
  Chief Financial Officer         2001  $  98,400       $      0                0      $      0

M. Dewayne Adams                  2003  $ 173,176       $ 10,000           15,000      $ 10,096 (7)
  Senior Vice President and       2002  $ 160,417 (8)   $      0           55,406      $  4,207 (7)
  Chief Strategy Officer          2001  $ 169,792       $      0                0      $  4,207 (7)


(1) Includes $10,107 paid by Tech Virginia, a subsidiary of the Company, in 2001. Does not include (i) $76,650 and $84,886 paid to Frances C. Newman, the wife of the executive, in 2002 and 2001, respectively, prior to her resignation from the Company in October 2002 or (ii) $11,084 in salary earned by the executive in 2002 that was not paid.

(2) Other Compensation in 2003 includes payment of (i) $33,239 of unused vacation, (ii) $23,800 of non-accountable transportation and legal/estate planning allowances and (iii) $4,981 of life insurance premiums. Other Compensation in 2002 includes payment of (i) $39,600 of non-accountable expense and transportation allowances and (ii) $28,646 of unused vacation. Other Compensation in 2001 includes payment of (i) $39,600 of non-accountable expense and transportation allowances, (ii) $25,520 of life insurance premiums and (iii) $24,705 of unused vacation.

(3) Includes $10,107 paid by Tech Virginia, a subsidiary of the Company, in 2001. Does not include $9,975 in salary earned in 2002 but not paid.

(4) Other Compensation in 2003 represents payment of (i) $37,664 of unused vacation, (ii) $30,000 of life insurance premiums and (iii) $26,500 of non-accountable expense and transportation allowances. Other Compensation in 2002 represents payment of (i) $40,000 of non-accountable transportation, expense and legal/estate planning allowances, (ii) $24,861 of unused vacation and (iii) $10,790 in life insurance premiums. Other Compensation in 2001 represents payment of (i) $35,196 of non-accountable expense and transportation allowances, (ii) $25,960 of unused vacation and (iii) $20,908 of life insurance premiums.

(5) Does not include $5,000 earned in 2002 but not paid.

(6) Represents payment of a signing bonus as an incentive for the executive to enter into his employment agreement.

(7) Represents payment of unused vacation.

(8) Does not include $16,406 in salary earned but not paid. As consideration for nonpayment of this salary, the Company granted the executive 16,406 options to purchase Common Stock and is obligated to grant to the executive 44,341 shares of Common Stock.

OPTION GRANTS TABLE. The following table sets forth information on grants of stock options during fiscal 2003 to executive officers and directors of the Company. All such options are exercisable to purchase shares of Common Stock. No stock appreciation rights ("SARs") were granted during such period to such persons.

                                             Percent of
                                           Total Options
                               Options    Options Granted    Exercise or                 Potential
                               Granted      To Employees     Base Price    Expiration    Realizable
                               (Shares)        In Year       ($/Share)         Date      Value (1)
                               --------     -------------    -----------  -------------  ----------
M. Dewayne Adams                15,000          1.26%          $0.74    August 27, 2013  $  10,800
Eugene J. Amobi                 10,000          0.84%          $1.58  December 11, 2013  $  15,373
Thomas D. Davis                      0             -               -          -                 -
Marc Ginsberg                   50,000          4.21%          $0.42      March 3, 2013  $  20,433
                                10,000          0.84%          $1.58  December 11, 2013  $  15,373
Edward G. Newman               300,000         25.23%          $0.51    January 1, 2013  $ 148,871
                                50,000          4.21%          $1.58  December 11, 2013  $  76,868
Steven A. Newman, M.D.         250,000         21.03%          $0.51    January 1, 2013  $ 124,059
                                50,000          4.21%          $1.58  December 11, 2013  $  76,868
Phillip E. Pearce               10,000          0.84%          $1.58  December 11, 2013  $  15,373
James J. Ralabate, Esq.         50,000          4.21%          $1.58  December 11, 2013  $  76,868
Lt. Gen Harry E. Soyster (Ret.) 10,000          0.84%          $1.58  December 11, 2013  $  15,373
Kazuyuki Toyosato               10,000          0.84%          $1.58  December 11, 2013  $  15,373
Dr. Edwin Vogt                  30,000          2.52%          $0.43  February 25, 2013  $  12,552
                                10,000          0.84%          $1.58  December 11, 2013  $  15,373
Martin Eric Weisberg, Esq.      10,000          0.84%          $1.58  December 11, 2013  $  15,373
Noritsugu Yamaoka               50,000          4.21%          $0.42      March 3, 2013  $  20,433
                                10,000          0.84%          $1.58  December 11, 2013  $  15,373


(1) The potential realizable value was calculated using the Black-Sholes option-pricing model. The variables used in the model were as follows: i) the risk free rate was 2.68%, which was the yield of 5-year Treasury Notes issued May 15, 2003, and ii) the standard deviation of stock return was 195.46%, which was the volatility of the Company's stock calculated using the end of the month stock price for the period from January 1, 2002 through December 31, 2003.


FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                     Number of Securities               Value of Unexercised
                                Underlying Unexercised Options          In-The-Money Options
                                      at Fiscal Year End                at Fiscal Year End ($)
                                  Exercisable  Unexercisable        Exercisable        Unexercisable
                                ------------------------------      --------------------------------
M. Dewayne Adams                    79,406       41,000               $  45,951           $  24,600
Eugene J. Amobi                    430,000       30,000               $  49,550           $       0
Thomas D. Davis                    163,709       69,000               $ 147,100           $  63,500
Marc Ginsberg                            0       60,000               $       0           $  58,000
Edward G. Newman                   150,000      200,000               $ 160,500           $ 160,500
Steven A. Newman, M.D.           1,262,134      175,000               $ 222,845           $ 133,750
Phillip E. Pearce                  175,000       10,000               $  48,675           $       0
James J. Ralabate, Esq.            205,000       50,000               $  10,925           $       0
Lt. Gen Harry E. Soyster (Ret.)    200,000       10,000               $  48,675           $       0
Kazuyuki Toyosato                  235,000       30,000               $  29,975           $       0
Dr. Edwin Vogt                     280,000       30,000               $ 103,275           $       0
Martin Eric Weisberg, Esq.         190,000       10,000               $  10,313           $       0
Noritsugu Yamaoka                        0       60,000               $       0           $  58,000


The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

EMPLOYMENT AGREEMENTS

      Mr. Edward G. Newman entered into a two-year employment agreement effective as of January 1, 2003, and expiring on December 31, 2004, as the Company's Chairman and Chief Executive Officer. The employment agreement provides for a salary of $300,000. Under the employment agreement, the Company provides for a $2 million life insurance policy on Mr. Newman's life payable to his designated beneficiaries and he receives a car allowance in the amount of $1,200 per month. The agreement provides Mr. Newman with the same general benefits as the Company provides to its other senior executive officers as a group, including health care insurance, participation in benefit plans, and six weeks vacation. Based solely upon the Company's financial performance during the employment term, Mr. Newman may receive, as a performance bonus, an annual grant of stock options (or, at Mr. Newman's request, shares of common stock) in an amount equal to the greater of: (i) 2% of the excess over the Company's revenue goal for each fiscal year, if the revenue goal is attained, and (ii) 5% of the excess over the Company's net profit goal for each fiscal year, if the net profit goal is attained ((i) and (ii) together, the "Performance Options"), with a limit on such grant of 4% of the Company's then outstanding shares of common stock in any given fiscal year. The Performance Options are exercisable at a price equal to the average of the closing price of the common stock for 30 days prior to the end of the applicable fiscal year. No Performance Options were granted to Mr. Newman for the fiscal year ended December 31, 2003. As an incentive to enter into this agreement, Mr. Newman received a grant of 300,000 options vesting in equal installments on each of December 31, 2003 and December 31, 2004.

      Dr. Steven A. Newman entered into a two-year employment agreement effective as of January 1, 2003, and expiring on December 31, 2004, assuming the position of President and Chief Operating Officer of the Company. Dr. Newman is also the Vice Chairman of the Company's Board of Directors. The employment agreement provides for a salary of $300,000. The agreement provides Dr. Newman with the same general benefits as the Company provides to its other senior executive officers as a group, including health care insurance, participation in benefit plans, and six weeks vacation, and a car allowance in the amount of $1,000 per month. During 2003, the employment agreement was modified to provide Dr. Newman with an unaccountable business expense allowance of $1,250 per month. Based solely upon the Company's financial performance during the employment term, Dr. Newman may receive Performance Options on the same basis as are applicable to Mr. Edward G. Newman as described above, with a limit on such grant of 4% of the Company's then outstanding shares of common stock in any given fiscal year. The Performance Options are exercisable at a price equal to the average of the closing price of the common stock for 30 days prior to the end of the applicable fiscal year. No Performance Options were granted to Mr. Newman for the fiscal year ended December 31, 2003. As an incentive to enter into this agreement, Dr. Newman received a grant of 250,000 options vesting in equal installments on each of December 31, 2003 and December 31, 2004.

      Thomas D. Davis is employed as the Company's Chief Financial Officer pursuant to a 26-month employment agreement expiring on December 31, 2004. This agreement calls for an initial salary of $150,000 with annual increases at the CPI percentage plus three percent; bonuses payable at the sole discretion of the Board of Directors in cash, shares of Common Stock, options to purchase shares of common stock, or any combination thereof, in an amount to be determined by the Board of Directors; a $500,000 life insurance policy payable to his designated beneficiaries; and the same general benefits that the Company provides to its other executive officers as a group, including health care insurance and vacation. Mr. Davis is eligible to participate in bonus or other programs that were established subsequent to the date he entered into his employment agreement. As an incentive to enter into this agreement, Mr. Davis received a signing bonus of $10,000, of which amount $6,666 was paid during 2002 and the remaining $3,334 was paid during 2003, and a grant of 150,000 options, which vests in three equal installments on November 1, 2002, 2003 and 2004.

      Dr. Edwin Vogt was employed with the Company pursuant to a five-year employment agreement expiring on December 31, 2004, pursuant to which Dr. Vogt received an annual base salary of $150,000. Effective January 1, 2003, Dr. Vogt entered into a consulting agreement with the Company pursuant to which he resigned his position as an employee of the Company. Pursuant to the terms of the consulting agreement, as amended, Dr. Vogt receives consulting fees totaling Euro 20,000 for each calendar quarter. Dr. Vogt is also eligible to receive commissions in a manner and amount to be determined in the future. Either the Company or Dr. Vogt can terminate the consulting agreement within 30 days of the end of each calendar quarter.

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

      The Incentive Plans are administered by the Compensation Committee of the Board of Directors (subject to the authority of the full Board of Directors), which determines the terms and conditions of the Awards granted under the Incentive Plans, including the exercise price, number of shares subject to the option and the exercisability thereof. Lt. Gen. Harry E. Soyster (Ret.), Phillip
E. Pearce and Martin Eric Weisberg, Esq. currently are the members of the Compensation Committee.

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

      The Incentive Plans provide the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or relationship with the Company, options may be exercised within three months of the termination date, but only to the extent exercisable on the date of termination, unless termination is due to death or disability, in which case the options are exercisable within one year of termination.


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


      As of December 31, 2003, a total of 6,595,949 options had been issued and were outstanding pursuant to the Incentive Plans. Each of the outstanding options has an exercise price at least equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2003, there were no SARs outstanding and there have been grants of Restricted Stock totaling 541,477 shares of Common Stock.


EQUITY COMPENSATION PLAN INFORMATION


      The table below sets forth certain information as of the Company's fiscal year ended December 31, 2003 regarding the shares of the Company's common stock available for grant or granted under stock option plans that were adopted by the Company's stockholders. The Company has no stock option plan that was not adopted by the Company's stockholders.



                                                                         Number of securities remaining
                                                                         available for future issuance
                            Number of securities to  Weighted-average    under equity compensation plans
                            be issueed upon exercise exercise price of   excluding securities in the
                            of outstanding options   outstanding options first column of this table)
                            -----------------------  ------------------- ------------------------------
Equity Compensation plans
Approved by security holders        6,595,949               $2.75                      2,973,267

Equity Compensation plans
Not approved by security holders          n/a                 n/a                            n/a

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee participate in all deliberations concerning executive compensation. The Compensation Committee consists of Lt. Gen. Harry E. Soyster (Ret.), Phillip E. Pearce and Martin Eric Weisberg, Esq. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of another entity, which has one or more executive officers who serve as a member of the Company's Board of Directors or Compensation Committee.



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth, as of April 23, 2004, certain information regarding the ownership of voting securities of the Company by each stockholder known to the management of the Company to be (i) the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) the directors of the Company, (iii) the executive officers named in the Summary Compensation Table herein under "Executive Compensation" and (iv) all executive officers and directors as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                                                            Amount of Shares             Percentage
                     Name                                                   Beneficially Owned              Owned
                     ----                                                   ------------------              -----
M. Dewayne Adams                                                                  79,406 (1)                   *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

Eugene J. Amobi                                                                  710,000 (2)                   *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

Thomas D. Davis                                                                  169,609 (3)                   *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

Marc Ginsberg                                                                     50,000 (4)                   *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

Edward G. Newman                                                               1,815,195 (5)                1.0%
12701 Fair Lakes Circle, Fairfax, Virginia 22033

Steven A. Newman, M.D.                                                         1,718,615 (6)                   *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

Phillip E. Pearce                                                                175,000 (7)                   *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

James J. Ralabate, Esq                                                           398,726 (8)                   *
5792 Main Street, Williamsville, New York 14221

Lt. Gen. Harry E. Soyster (Ret.)                                                 219,364 (9)                   *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

Kazuyuki Toyosato                                                                235,000 (10)                  *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

Dr. Edwin Vogt                                                                   280,000 (11)                  *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

Martin Eric Weisberg, Esq.                                                       217,000 (12)                  *
405 Lexington Avenue, New York, New York 10174

Noritsugu Yamaoka                                                                 50,000 (4)                   *
12701 Fair Lakes Circle, Fairfax, Virginia 22033

All officers and directors as a group (13 persons)                             6,117,915 (13)               3.4%

-----------------------------------------
* Less than 1%

(1) Includes 79,406 shares of Common Stock issuable upon exercise of currently exercisable options.
(2) Includes 430,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(3) Includes 168,709 shares of Common Stock issuable upon exercise of currently exercisable options.
(4) Includes 50,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(5) Includes (a) 150,000 shares of Common Stock issuable upon exercise of currently exercisable options, (b) 761,950 shares of Common Stock beneficially owned by Mr. Newman's wife, Frances C. Newman, and (c) 1,765 shares beneficially owned by Mr. Newman and Frances C. Newman as joint tenants. Mr. Newman disclaims beneficial ownership of all securities included in (b) above.
(6) Includes (a) 1,262,134 shares of Common Stock issuable upon exercise of currently exercisable options and (b) 75,000 shares beneficially owned by an irrevocable trust established by Dr. Newman for the benefit of his children, for which shares Dr. Newman disclaims beneficial ownership.
(7) Includes 175,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(8) Includes 205,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(9) Includes 200,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(10) Includes 235,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(11) Includes 280,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(12) Includes (a) 190,000 shares of Common Stock issuable upon exercise of currently exercisable options, (b) 18,000 shares beneficially owned by Mr. Weisberg's children and (c) 9,000 shares beneficially owned by Mr. Weisberg's wife. Mr. Weisberg disclaims beneficial ownership of all shares owned by his wife and children.
(13) Includes 3,475,249 shares of Common Stock issuable to the group upon exercise of currently exercisable options.

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


LEGAL SERVICES

     The Company retains James J. Ralabate, Esq., a member of its Board of Directors, as its patent counsel. Since August 1, 2002, the Company and Mr. Ralabate have entered into one-year agreements. The current agreement expires on July 31, 2004. Under these and prior agreements, the Company had cash expenditures of $320,000, $331,112 and $421,333 during 2003, 2002 and 2001, respectively, in legal services payable to this Director. The Company is also obligated to issue to this Director 50,000 shares of its common stock for the one-year period ending July 31, 2004, which had a value of $37,500 as of the date the agreement was entered into. The Company issued to this Director 100,000 shares of its common stock for the one-year period ended July 31, 2003, which had a value of $50,000 as of the date the agreement was entered into. Prior to August 1, 2002, the Director's law firm billed the Company in accordance with its established standard billing rates used in the past with its other clients. These cash and stock payments represent gross payments made by the Company and the Director is responsible for all overhead, professional, administrative and other expenditures incurred by his law firm. During 2003, 2002 and 2001, the Company represented the law firm's only significant client. During approximately half of 2002 and all of 2001, the Director also served as the Company's primary processing agent for payments made to various other domestic and international law firms and agencies used to file and maintain patents and trademarks. The director was paid only the amount that was passed through to these other law firms and agencies and paid administrative services related to these services. The Company made additional payments of $17,656, $274,040 and $485,827 during 2003, 2002 and 2001, respectively, to this Director's law firm related to services rendered by the Director's law firm as the Company's processing agent for foreign patent and trademark filing and prosecution expenses. The Company's management and Board of Directors believe that the relationship with this law firm is based on arms-length terms and conditions.

     The Company uses a law firm, in which Martin Eric Weisberg, Esq., the Company's Secretary and a member of its Board of Directors is a partner, for services related to financings, litigation, SEC filings and other general legal matters. The Company had billings of $424,574, $464,067 and $392,524 during 2003, 2002 and 2001, respectively, in legal services payable to this law firm. The law firm bills the Company in accordance with the established billing rates used with its other clients. The Company's management and Board of Directors believe that the relationship with this law firm is based on arms-length terms and conditions.

                                     PART IV



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit  Description
-------  -----------------------------------------

10.24 Retention Agreement between Xybernaut Corporation and the Law Offices of James J. Ralabate.
14       Code of Ethics of Xybernaut Corporation.
23.1     Consent of Grant Thornton LLP.
31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.
31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.
31.3     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.
32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XYBERNAUT CORPORATION


By: /s/ EDWARD G. NEWMAN
----------------------------------
Edward G. Newman
Chief Executive Officer and
Chairman of the Board of Directors


By: /s/ THOMAS D. DAVIS
----------------------------------
Thomas D. Davis
Senior Vice President and
Chief Financial Officer


By: /s/ STEVEN A. NEWMAN
----------------------------------
Steven A. Newman
President, Chief Operating Officer and
Vice Chairman of the Board of Directors


Date: April 26, 2004