Form 10-Q
period 2004-03-31
XYBERNAUT CORP
filed 2004-05-07
CIK 1013148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT ON FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

COMMISSION FILE NUMBER 0-21013

XYBERNAUT CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	54-1799851
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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

     The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of May 5, 2004 was 176,860,152.

XYBERNAUT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,523,014	$9,524,541
Restricted cash	500,000	1,257,554
Accounts receivable, net of allowances of $219,314 and $207,679	3,727,736	4,883,899
Inventory, net of reserves of $3,272,716 and $3,272,716	1,577,257	2,131,436
Prepaid and other current assets	1,451,839	984,425

Total current assets	19,779,846	18,781,855

Long-term assets:
Property, equipment and demonstration units, net	466,632	382,792
Patent costs, net of accumulated amortization of $2,077,248 and $1,963,971	943,314	945,126
Other	773,851	710,294

Total long-term assets	2,183,797	2,038,212

Total assets	$21,963,643	$20,820,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,746,681	$3,068,374
Accrued expenses and other	1,229,991	1,283,200
Deferred revenue	494,033	332,884

Total current liabilities	3,470,705	4,684,458

Long-term liabilities:
Restructuring liability	42,080	62,330
Deferred revenue	165,374	163,754

Total long-term liabilities	207,454	226,084

Total liabilities	$3,678,159	$4,910,542

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 176,860,152 and 172,358,223 shares issued and outstanding	1,768,602	1,723,582
Additional paid-in capital	169,366,176	163,362,829
Foreign currency translation	317,324	430,502
Accumulated deficit	(153,166,618)	(149,607,388)

Total stockholders’ equity	$18,285,484	$15,909,525

Total liabilities and stockholders’ equity	$21,963,643	$20,820,067

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Revenue:
Hardware	$2,937,322	$824,712
Consulting, licensing and other	1,457,362	962,265

Total revenue	4,394,684	1,786,977
Cost of sales:
Hardware	2,506,768	627,394
Consulting, licensing and other	820,702	606,612
Provision for inventory	—	1,749,354

Gross income (loss)	1,067,214	(1,196,383)
Operating expenses:
Sales and marketing	2,813,132	2,037,506
General and administrative	923,318	1,004,650
Research and development	931,765	1,142,135

Total operating expenses	4,668,215	4,184,291

Operating loss	(3,601,001)	(5,380,674)
Interest and other income, net	41,771	2,196

Net loss	$(3,559,230)	$(5,378,478)

Net loss per share (basic and diluted)	$(0.02)	$(0.04)

Weighted average number of shares outstanding (basic and diluted)	173,767,333	119,815,144

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,559,230)	$(5,378,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,095	399,112
Provision for inventory	—	1,749,354
Loss on disposal of assets	—	38,290
Non-cash charges for equity securities issued for services	23,124	118,413
Amortization of note discount	—	6,470
Changes in assets and liabilities:
Inventory	352,721	(247,344)
Accounts receivable	1,145,534	1,103,764
Prepaid and other current assets	(512,913)	33,117
Other assets	(22,624)	(10,355)
Accounts payable	(1,320,892)	(1,083,907)
Accrued expenses and other	(91,934)	(329,991)
Deferred revenue, current	161,090	7,099
Restructuring liability, long-term	(16,287)	(22,190)
Deferred revenue, long-term	65,145	—

Net cash used in operating activities	$(3,496,171)	$(3,616,646)

Cash flows from investing activities:
Acquisition of property, equipment and demonstration units	(237,333)	(58,956)
Acquisition of patents and trademarks	(111,466)	(59,682)
Restricted cash	757,554	(375,092)
Capitalization of tooling costs	—	(20,000)

Net cash provided by (used in) investing activities	$408,755	$(513,730)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	5,961,440	2,000,000
Exercise of warrants	15,000	2,354,167
Exercise of stock options	48,800	399
Notes and loans	—	1,750,000
Payments for:
Capitalization of loan costs	—	(12,596)

Net cash provided by financing activities	$6,025,240	$6,091,970

Effect of exchange rate changes on cash and cash equivalents	60,649	69,038
Net increase in cash and cash equivalents	2,998,473	2,030,632
Cash and cash equivalents, beginning of period	9,524,541	1,967,710

Cash and cash equivalents, end of period	$12,523,014	$3,998,342

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$372

Cash paid for taxes	$663	$590

Supplemental disclosure of non-cash financing activities:
Equity securities issued for services rendered, expensed in periods issued	$23,124	$106,913

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation, a Delaware Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2004 and December 31, 2003, and the results of their operations and cash flows for the three months ended March 31, 2004 and 2003. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2004. Please refer to the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the complete financial statements.

2. THE COMPANY, LIQUIDITY AND OPERATIONS

     The Company is engaged in the research, development, manufacture, marketing and sale of mobile/wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of critical enterprise data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Japan) and Xybernaut GmbH (Germany). In February 2004, the Company began actively marketing its mobile and wearable hardware solutions in the People’s Republic of China through its 60% ownership in Xybernaut China Limited, a joint venture with Softbank Investment International (Strategic) Ltd. (“Xybernaut China”). The Company was originally incorporated in 1990 and completed its initial public offering in July 1996.

     Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $29,000,000 on sales of approximately 8,500 MA and Atigo systems.

     The Company has recorded net losses since its inception. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. The Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently reported negative cash flows from operating activities and net losses and had an accumulated deficit of $153,166,618 at March 31, 2004.

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

     Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2004 and December 31, 2003, the Company had $500,000 and $1,257,554, respectively, in restricted cash. The balance at March 31, 2004 consisted of a $500,000 cash deposit that secures a long-term services contract. The balance at December 31, 2003 consisted of i) this same $500,000 cash deposit, ii) a $376,442 cash deposit and interest that secured a letter of credit held by a vendor and iii) $381,112 held in escrow representing a December 2003 payment made by the Company for inventory to be delivered during 2004. The restrictions on the $500,000 deposit are scheduled to lapse in late 2004, at which point the cash deposit is expected to be returned to the Company. The restrictions on the $376,442 deposit lapsed in the first quarter of 2004 and the amount was returned to the Company’s unrestricted cash balance. The $381,112 escrow balance was remitted to the vendor as the inventory was delivered during the first quarter of 2004.

Inventory and Tooling

     At March 31, 2004, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Capitalized tooling costs consist of payments made to third-party vendors for their products and services that are used in the manufacture of the Company’s proprietary hardware products. Tooling costs are allocated to inventory or property and equipment and are amortized as a component of cost of sales or depreciation based upon the number of units sold or used as demonstration units in a given period compared to the total number of units expected in a product’s production run. Inventory and tooling are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and tooling and adjusts the carrying value to its net realizable value when required.

     The Company recognized a $1,749,354 charge on its consolidated statement of operations during the three months ended March 31, 2003 related to its MA V inventory and related components. The Company did not recognize any such charges during the three months ended March 31, 2004.

     The Company had a $3,272,716 inventory reserve on its consolidated balance sheet at both March 31, 2004 and December 31, 2003. This balance represents a $3,022,716 reserve against MA V systems and a $250,000 reserve against MA TC systems.

     The Company’s management believes that it can sell its wearable/mobile computer inventory at amounts that approximate current net carrying values, which have been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. The significant majority of the Company’s recent inventory and tooling charges were recorded against the MA V product line. Even after the successful renegotiation of certain of the MA V manufacturing contracts during 2003, the Company had commitments to purchase significant quantities of inventory. The Company was required to write-down and reserve a substantial portion of the MA V inventory as historical and forecasted sales are not sufficient to sell such quantities of inventory. As a result of this review, it was determined that certain of the Company’s inventory is slow-moving, risked becoming obsolete or will likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company. Management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

     As of March 31, 2004, net of the effect of reserves and write-offs, the Company’s inventory consisted of $1,210,945 in MA V systems, $219,103 in MA TC systems and $147,210 in Atigo systems. As of December 31, 2003, all of the Company’s tooling assets had been allocated to inventory or property and equipment. Capitalized tooling costs during the three months ended March 31, 2004 and 2003 were $0 and $20,000, respectively. Amortization to cost of goods sold or depreciation, depending on classification of tooling costs as inventory or property and equipment, was $45,365 and $70,393 for the three months ended March 31, 2004 and 2003, respectively.

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

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(3,559,230)	$(5,378,478)
Stock-based employee compensation cost included in net loss as reported	22,954	106,913
Stock-based employee compensation expense under fair value method of SFAS No. 123	(123,731)	(428,775)

Net loss pro forma	$(3,660,007)	$(5,700,340)

Net loss per share basic and diluted — as reported	$(0.02)	$(0.04)

Net loss per share basic and diluted — pro forma	$(0.02)	$(0.05)

     Issuance of Equity Securities for Services

     The Company periodically issues equity securities to certain employees, consultants and companies for services provided to, or goods received by, the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. For the three months ended March 31, 2004 and 2003, equity securities were issued in payment of $23,124 and $106,913, respectively, related to consulting services and employee severance.

     Reclassifications

     Certain 2003 balances and disclosures have been reclassified to conform to the 2004 presentation.

4. BORROWINGS

     On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note which accrued interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount and amortized into interest expense over the life of the note. During the three months ended March 31, 2003, the Company recorded interest expense of $1,007 and amortization of note discount of $6,470. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During 2003, the Company fully amortized the $393,594 note discount into interest expense. The Company had no outstanding principal or interest related to this note at December 31, 2003 or March 31, 2004.

5. STOCKHOLDERS’ EQUITY

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

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. The Company received net proceeds of $15,000 and $2,354,167 through the issuance of 25,000 and 8,541,668 shares of its common stock through the exercise of warrants during the three months ended March 31, 2004 and 2003, respectively. Concurrently with their exercise during the three months ended March 31, 2003, the exercise price of the warrants was reduced from a weighted average of $1.25 per share to $0.28 per share. At March 31, 2004, the Company had warrants outstanding to purchase 8,486,333 shares of its common stock at prices that range from $0.70 to $5.00 per share, with a weighted average of $2.51 per share.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the three months ended March 31, 2004 and 2003, the Company issued 83,334 and 1,667 shares, respectively, of its common stock and received gross proceeds of $48,800 and $399, respectively, related to these exercises.

6. XYBERNAUT CHINA

     In February 2004, the Company began actively marketing its mobile and wearable hardware solutions in the People’s Republic of China (the “PRC”) through Xybernaut China, a joint venture with Softbank Investment International (Strategic) Ltd. (“Softbank Strategic”). Xybernaut China has the exclusive right to manufacture, market, sell and distribute the Company’s products throughout the PRC and is owned 60% by the Company and 40% by Softbank Strategic. The Company has assigned all of its existing agreements and relationships in the PRC to Xybernaut China and is providing it with intellectual property, personnel, know-how and technical assistance. Softbank Strategic is providing the start-up funding for Xybernaut China and is assisting with its day-to-day operations. The Company’s consolidated financial statements for the three months ended March 31, 2004 include the operations of Xybernaut China.

7. SEGMENT AND ENTERPRISE WIDE REPORTING

     The Company discloses certain financial and supplementary information about its operating segments, products and services, geographic areas and major customers pursuant to SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. The financial information disclosed herein materially presents all of the financial information related to the Company’s principal operating segments as a provider of mobile/wearable computing and communications systems and software and service solutions.

     Revenues by geographical destination as a percentage of total revenues are as follows:

	Three Months Ended
	March 31,
	2004	2003
United States	90%	74%
Europe	6%	17%
Asia, excluding China	3%	9%
China	1%	—

     Operations in various geographical areas are summarized as follows:

	As of and for the
	Three Months Ended
	March 31,
	2004	2003
North America:
Total revenue	$3,935,177	$1,329,889
Net loss	3,119,592	5,043,619
Identifiable assets	20,842,824	11,692,359
Europe (1):
Total Revenue	$271,591	$298,642
Net loss	339,119	322,245
Identifiable assets	726,564	1,058,995
Asia (excluding China):
Total revenue	$146,560	$158,446
Net loss	29,837	12,614
Identifiable assets	378,800	445,864
China:
Total revenue	$41,356	$—
Net loss	70,682	—
Identifiable assets	15,455	—

(1) Included in the Company’s operations in Europe are $86,113 and $220,953, respectively, in expenses related to the research and development activities conducted by a branch of the Company operating in Germany.

8. TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the Three
	Months Ended March 31,
	2004	2003
Revenue:
Number of Customers	2	2
Percent of Total Revenue	45%	25%
Accounts Receivable:
Number of Customers	2	1
Percent of Total Accounts Receivable	63%	48%

     Xybernaut China has entered into an agreement with New Tech & Telecom Investment Ltd. (“New Tech & Telecom”). Softbank Strategic, the Company’s joint venture partner in Xybernaut China, is a significant investor in New Tech & Telecom. Under the terms of the agreement, New Tech & Telecom provides Xybernaut China with certain operating services (including sales, marketing, business development, product, fulfillment, accounting and secretarial) and general and administrative resources (including office space, information technology, telecommunications and insurance). Xybernaut China is charged monthly fees totaling approximately $32,000 for such services. The Company believes that it is able to more effectively and quickly start up operations in the PRC by outsourcing the majority of its operations to New Tech & Telecom, which already has a presence and relationships within the PRC. The Company also evaluated the cost and time required if the Company performed these services in-house, including expenses and activities related to salary and benefits, recruitment, training, rent and other overhead. As a result, the Company’s management believes that the arrangement with New Tech & Telecom contains arms-length terms and conditions. Unrelated to the above agreement, New Tech & Telecom purchased approximately $21,000 in mobile computing products from the Company during the three months ended March 31, 2004.

     Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During the three months ended March 31, 2004 and 2003, the Company recorded revenues of approximately $197,500 and $253,000, respectively, related to sales of its products to the VAR. During the three months ended March 31, 2004 and 2003, the Company recorded total research and development and sales and marketing expenses of $160,200 and $243,000, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain arms-length terms and conditions.

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

OVERVIEW

     Xybernaut Corporation, a Delaware corporation (the “Company”), is engaged in the research, development, manufacture, marketing and sale of mobile/wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of critical enterprise data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (Virginia, U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Yokohama, Japan) and Xybernaut GmbH (Böblingen, Germany). In February 2004, the Company began actively marketing its mobile and wearable hardware solutions in the People’s Republic of China through its 60% ownership in Xybernaut China Limited (Hong Kong, China), a joint venture with Softbank Investment International (Strategic) Ltd. The Company was originally incorporated in 1990 and completed its initial public offering (“IPO”) in July 1996.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xybernaut Solutions, Inc. (“XSI”), Xybernaut K.K., Xybernaut GmbH and Xybernaut China Limited (“Xybernaut China”). All significant intercompany accounts and transactions have been eliminated in the consolidation.

     Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $29,000,000 on sales of approximately 8,500 MA and Atigo systems. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property.

     A number of trends are expected to have a significant effect on the Company’s operations in the future. In the past, many of the Company’s large customers deferred or delayed anticipated purchases of the Company’s products because of uncertain economic conditions and other concerns. Regardless of economic conditions, potential customers may have concerns about purchases from smaller vendors. While the Company believes that general economic conditions began to improve during late 2003 and expects that they will continue to improve during 2004, there can be no assurance that this expectation will be realized. If economic conditions and issues persist or worsen, it is possible that more potential customers will defer, delay or cancel scheduled purchases, which would have an adverse effect on the Company’s revenues and operations.

     A significant percentage of the Company’s revenues has typically been concentrated among a relatively small number of customers. During the last four quarters, between 39% and 45% of the Company’s quarterly revenues have been concentrated among between one and three customers. As a result, it is more likely that the Company’s revenues will fluctuate from period to period than if the Company had a larger number of smaller sales. This also makes it more difficult for the Company to accurately forecast future revenues. Significant quarterly fluctuations can occur, for example, if the Company ships a large order at the beginning of one quarter as opposed to the end of the preceding quarter.

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

     The Company believes that sales of its wearable and mobile computers rely to a large extent on the availability of wireless broadband services that can take advantage of the extensive processing power and display capabilities of the Company’s hardware products. Wireless LANs are now well established in commercial markets worldwide that provide broadband capabilities over a limited physical range in places such as corporate offices, warehouses, factory floors and airfields. However, wide-range wireless access that allows a user to move freely over large geographic areas and still maintain broadband access (commonly referred to as “Third Generation” or “3G”) is still only available in limited areas, including Japan and parts of Europe. The Company predicts that 3G service will be available in large metropolitan areas worldwide in the next few years. For example, NTT DoCoMo and AT&T Wireless have announced plans to launch 3G service in select U.S. cities by December 2004. The Company believes that while the commercial markets can be successfully penetrated prior to the widespread introduction of wireless broadband access, such service will be needed prior to successful large-scale sales in the consumer markets.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues:

	Three Months Ended
	March 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of sales	75.7	69.1
Provision for inventory	—	97.9

Gross income (loss)	24.3	(67.0)

Operating expenses:
Sales and marketing	64.0	114.0
General and administrative	21.0	56.2
Research and development	21.2	63.9

Total operating expenses	106.2	234.2

Interest and other	1.0	0.1

Net loss	(81.0%)	(301.0%)

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

REVENUE. The Company derives its revenue from product sales of mobile/wearable computers and components, product sales of software and consulting services. Total revenue for the three months ended March 31, 2004 was $4,394,684, an increase of $2,607,707, or 146%, compared to the three months ended March 31, 2003. Sales from mobile/wearable computers increased $2,112,610, or 256%, to $2,937,322 for the three months ended March 31, 2004 compared to the same period in 2003. This growth in hardware revenues was driven by the Company’s U.S. operations, which increased $2,183,153 from the prior year. This growth was due to increased Atigo and Alternative Solutions sales of $1,874,790 and $374,039, respectively. Alternative Solutions consist of sales of non-proprietary mobile/wearable hardware based on a customer’s specific needs and requirements. European hardware sales decreased 15%, or $37,260, in the first quarter of 2004 compared with the same period in 2003, due primarily to a $28,428 decrease in sales of MA TC systems. Hardware revenues from Japan, consisting primarily of MA V systems, in the first quarter of 2004 decreased by $33,284 compared with the same period in 2003. Hardware revenues to China, consisting of Atigo and MA V sales, were $41,356 and $0, respectively, during the three months ended March 31, 2004 and 2003. The Company’s consulting, licensing and other revenue for the three months ended March 31, 2004 was $1,457,362, an increase of $495,097, or 51%, from revenue for the three months ended March 31, 2003. This increase is largely due to a $463,490, or 51%, increase in consulting sales related to U.S. operations due to increased activity on large consulting contracts in 2004 compared with 2003.

COST OF SALES. The Company’s cost of sales includes the costs of components for mobile/wearable computer systems, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended March 31, 2004 was $3,327,470, an increase of $344,110, or 12%, compared to the three months ended March 31, 2003. This increase resulted from the 146% increase in total revenue for the three months ended March 31, 2004 compared to the same period in 2003 which was offset by a $1,749,354 provision for inventory and tooling recorded in the first quarter of 2003. Total gross margins, excluding the provision for inventory, were 24% and 31%, for the first quarter of 2004 and 2003, respectively. Gross margins from hardware sales for the first quarter of 2004 were 15% compared to 24% for 2003. Margins during the first quarter of 2004 were negatively impacted by two low-margin Atigo sales that were made for strategic purposes as well as low margins on MA V sales. Excluding the impact of these sales, hardware margins would have been approximately 18%. Consulting cost of sales in the first quarter of 2004 compared to the same period in 2003 increased $214,090, or 35%, which is less than the 51% increase in consulting revenue in the same period. As a result, consulting, licensing and other gross margins increased 7% and were 44% and 37% for the 2004 and 2003 periods, respectively. The increased margins were the result of favorable billing rates on large consulting contracts.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended March 31, 2004 were $2,813,132, an increase of $775,626, or 38%, compared to the corresponding period in 2003. In the U.S. operations, sales and marketing expenses in the first quarter of 2004 relating to salaries, commissions, benefits and related recruiting expenses increased approximately $381,000 compared to the same period in 2003 due primarily to a headcount increase in the sales force. Additionally, travel costs in the U.S. also increased approximately $141,000 supporting the Company’s increase in sales activity. Sales and marketing expenses increased approximately $85,000 due to the start-up of Xybernaut China in the first quarter of 2004 for which there was no activity in 2003. In addition, sales and marketing expenses related to the Company’s operations in Japan increased $47,000 due to an increase in headcount. The Company’s U.S. operations also incurred approximately $83,000 in costs related to its participation in the creation and start-up of Xybernaut China during the first quarter of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2004 were $923,318, a decrease of $81,332, or 8%, compared to the same period in 2003. This decrease resulted from general and administrative expenses related to salaries and benefits, consulting and travel of the Company’s U.S. operations which decreased by approximately $45,000, $22,000 and $10,000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for mobile and wearable computing technologies. Research and development expenses for the three months ended March 31, 2004 were $931,765, a decrease of $210,370, or 18%, compared to the corresponding period in 2003. This decrease resulted largely from an approximate $303,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Offsetting this decrease, research and development expenses related to salaries and benefits of the Company’s U.S. and German operations increased by $49,000 and $25,000, respectively, from the three months ended March 31, 2003 to 2004.

INTEREST AND OTHER INCOME, NET. Net interest and other income for the three months ended March 31, 2004 was $41,771, an increase of $39,575 compared to net interest and other income of $2,196 for the same period in 2003. This increase is due to interest earned on higher levels of cash during the three months ended March 31, 2004 compared to the same period in 2003.

NET LOSS. As a result of the factors described above, the net loss for the three months ended March 31, 2004 was $3,559,230, a decrease of $1,819,248 or 34%, compared to the three months ended March 31, 2003.

OTHER OPERATING ACTIVITIES

     For the three months ended March 31, 2004, the Company’s operating activities used cash of $3,496,171 as a result of its net loss of $3,559,230 and net working capital requirements of $240,160, offset by non-cash expenses of $303,219. The Company’s investing activities provided cash of $408,755. These operating activities were primarily funded through the Company’s financing activities which provided cash of $6,025,240 through the private placement of common stock, exercise of warrants and stock options. As a result, the Company’s cash balance increased to $12,523,014 at March 31, 2004 from $9,524,541 at December 31, 2003.

     For the three months ended March 31, 2003, the Company’s operating activities used cash of $3,616,646 as a result of its net loss of $5,378,478 as offset by a net working capital increase of $549,807 and non-cash expenses of $2,311,639. The Company’s investing activities used cash of $513,730. These activities were funded through the Company’s financing activities which provided cash of $6,091,970, principally through the private placement of common stock, exercise of warrants and borrowings. As a result, the Company’s cash balance increased to $3,998,342 at March 31, 2003 from $1,967,710 at December 31, 2002.

     The Company is involved in litigation with Zykronix, Inc. in the District Court of Denver, Colorado and in the Circuit Court of Fairfax, Virginia. In the Virginia case, Zykronix filed suit against the Company seeking payment of $238,000 allegedly owed by the Company to Zykronix. The Company filed a counter suit against Zykronix seeking $1,700,000 in damages for defective products. The Virginia suit is currently pending. In the Colorado case, Zykronix filed suit against Edward G. Newman, the Company’s Chairman and Chief Executive Officer, seeking enforcement of a personal guaranty. The personal guaranty was provided to Zykronix by Mr. Newman on the behalf of the Company to guaranty liabilities allegedly owed by the Company to Zykronix. Whether or not any such amounts are owed by the Company to Zykronix is the subject of the Virginia case. In April 2004, a judgment was entered in the favor of Zykronix in the Colorado suit in the amount of $170,053. The Company intends to file a Motion to Stay to delay enforcement of this judgment pending an appeal and the outcome of the Virginia litigation. The Company believes that it has substantive defenses in both of these cases and believes that no amounts are owed to Zykronix. The Company is vigorously defending, and expects to continue to defend, against both suits.

     In December 2003, the Company filed a lawsuit against Viewsonic Corporation (“Viewsonic”) in the United States District Court for the Eastern District of Virginia. The suit alleges that Viewsonic infringed one of the Company’s Dual-Use Computing Device patents. The suit requests unspecified damages and an injunction against Viewsonic from infringing the patent.

     In December 2003, the IRS filed a tax lien against the Company totaling $1,132,198. This lien covers taxes, penalties and interest that the IRS alleges the Company owes related to certain payroll tax filings during 2000. The Company believes that all such taxes were remitted to the IRS during 2000 and does not believe that such taxes are still owed to the IRS. The Company is in ongoing discussions with the IRS related to this matter. The Company has received notification from the IRS that the original amount of the lien was incorrect and that the IRS has substantially reduced the amount it believes is still owed. The Company has formally requested that the lien be withdrawn. The Company believes that the probability of future payment of the taxes is remote and therefore the Company has not accrued any liability or charges. The Company believes that any related interest or penalties will not be material.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations from private sales of its common stock, borrowings, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s financing and borrowing activities for the twelve months ended December 31, 2003 and the three months ended March 31, 2004 are discussed below.

Common Stock

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

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. Exclusive of the exercises made in connection with the note repayment discussed in “Borrowings” below, the Company received net proceeds of $15,000 and $10,392,282 through the issuance of 25,000 and 23,847,427 shares of its common stock through the exercise of warrants during the three months ended March 31, 2004 and the twelve months ended December 31, 2003, respectively. Concurrently with their exercise during the twelve months ended December 31, 2003, the exercise price of 17,116,852 warrants was reduced from a weighted average of $1.14 per share to $0.34 per share during 2003. At March 31, 2004, the Company had warrants outstanding to purchase 8,486,333 shares of its common stock at prices that range from $0.70 to $5.00 per share, with a weighted average of $2.51 per share.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the three months ended March 31, 2004 and twelve months ended December 31, 2003, the Company issued 83,334 and 248,996 shares, respectively, of its common stock and received gross proceeds of $48,800 and $109,269, respectively, related to these exercises.

Borrowings

     On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note which accrued interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount and amortized into interest expense over the life of the note. During the three months ended March 31, 2003, the Company recorded interest expense of $1,007 and amortization of note discount of $6,470. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During 2003, the Company fully amortized the $393,594 note discount into interest expense. The Company had no outstanding principal or interest related to this note at December 31, 2003 or March 31, 2004.

Commitments

     Inventory. From time to time, the Company has commitments to purchase inventory, tooling and/or engineering and other services from its suppliers and manufacturers related to its current and future hardware product lines. The Company’s commitments are typically highest during periods of product design and when the Company is procuring inventory related to anticipated sales. The Company expects that it will continue to enter into such commitments during 2004 and thereafter as it designs, develops and procures future mobile/wearable computer product lines.

     During 2003, the Company entered into an agreement with IBM under which the Company agreed to purchase approximately $4,900,000 in MA V computing units, FPDs, peripherals and component parts. During 2003 the Company received all of this inventory and made payments of $4,363,458. During January 2004, the Company made the final payments required by this agreement.

     At March 31, 2004, the Company had commitments to purchase approximately $1,400,000 in inventory related primarily to the Atigo product line. The Company currently expects to maintain a level of Atigo inventory on hand approximately equal to this commitment balance. The Company believes that this level of inventory will provide it with the ability to more rapidly deploy product to customers and also expects that it can be sold within a reasonable period after purchase. A significant portion of this inventory will likely consist of work in process materials. The Company believes there are several benefits to purchasing work in process materials as opposed to finished goods. First, the Company typically expects to purchase only the long lead-time or hard to find components and is therefore able to defer the capital outlay needed to procure the remaining readily available materials. This strategy also reduces the risk of obsolescence since component parts are only purchased at the time they are needed in the manufacturing process, can often be used in other product lines and can be sold separately if needed. Finally, the Company maintains flexibility to customize its products based on specific customer requirements since modifications can be made at the component level prior to final assembly.

     Operating Leases and Other. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2005. Future minimum payments under noncancelable operating leases at March 31, 2004 are:

For the Year Ending December 31,
2004	481,120
2005	275,968
2006	—
2007
2008	—

$757,088

Other Liquidity and Capital Resources Disclosures

     At March 31, 2004, the Company had accounts receivable, net of allowances, of $3,727,736, a decrease of $1,156,163, or 24%, from the December 31, 2003 balance of $4,883,899. This fluctuation is significantly less than the 18% increase in total revenues from the quarter ended December 31, 2003 to March 31, 2004. Included in the accounts receivable balance at December 31, 2003 is $1,554,828 associated with two fourth quarter sales for which the Company collected the balance in the first quarter of 2004. Typically, the Company’s large hardware sales occur in the last month of the quarter however, in the first quarter of 2004, $571,722 representing portions of two large sales were billed and collected during the quarter. In addition, accounts receivable at March 31, 2004 and December 31, 2003 included $126,506 and $322,152, respectively, of unbilled accounts receivable representing amounts earned and recorded under the percentage of completion method of accounting. Included in the December 31, 2003 balance was $226,568 which has been billed in the first quarter of 2004. The Company expects to bill such amounts in their entirety upon reaching certain milestones in the contract.

     At March 31, 2004, the Company had prepaid assets of $1,451,839, an increase of $467,414, or 47%, from the December 31, 2003 balance of $984,425. This fluctuation is due primarily to an increase in payments to a vendor of Atigo products prior to the receipt of inventory. These shipments are expected to be received in the second quarter of 2004.

     At March 31, 2004, the Company had total accounts payable of $1,746,681, representing a decrease of $1,321,693 from the December 31, 2003 balance of $3,068,374. This decrease was primarily due to the first quarter 2004 payments of liabilities resulting from large 2003 inventory purchases, including the amounts owed to IBM discussed in the “Commitments” section.

     The deferred revenue balances at March 31, 2004 and December 31, 2003 result from billings to customers that were in excess of revenue recognized on service contracts and from warranty revenue on hardware products. Deferred revenue on service contracts will be recognized as revenue as the revenue recognition criteria are met, for example as services are provided. At March 31, 2004 and December 31, 2003, $244,361 and $200,864, respectively, were recorded as deferred revenue from service contracts. Warranty revenue on hardware products is recorded as deferred revenue and recognized on a straight-line basis over the life of the warranty. At March 31, 2004 and December 31, 2003, $415,046 and $295,774, respectively, were recorded as deferred revenue from warranties, of which, $165,374 and $163,754, were classified as long-term liabilities at March 31, 2004 and December 31, 2003, respectively.

     The Company has recorded net losses since its inception. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. The Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently reported negative cash flows from operating activities and net losses and had an accumulated deficit of $153,166,618 at March 31, 2004. The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. During 2003 and 2004, the Company funded its operating and investing activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

     The Company’s management has taken steps that it believes are necessary to improve operations and raise additional capital, both of which are needed to meet its cash flow needs through December 31, 2004 and thereafter. During 2002 and 2003, management performed reviews of the Company’s operations and implemented various cost cutting programs to reduce the Company’s operating expenses to better align costs with current and expected business volume. Assuming there are no significant future changes to the Company’s business plan and excluding the operations of Xybernaut China, management expects to maintain a quarterly operating expense level of between $4.5 million and $5 million, representing savings of over 50% from fourth quarter 2001 levels. Future significant fluctuations may still occur as a result of the Company’s research and development activities, which will vary depending on the Company’s wearable and mobile computer product development cycle during any given period. Additionally, the Company’s new operations in China are expected to increase the Company’s operating expenses. Management believes that the Company’s current staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

     At the forecasted levels discussed above, management expects that the Company will incur operating expenses of between $18 million and $20 million during 2004. However, there can be no assurances that actual operating expenses during 2004 or later periods will not be significantly higher. The Company will also be required to fund inventory procurement and other expenditures. Management expects to fund these activities through cash on hand, gross profits and outside financings. Potential sources of additional financing include private equity offerings, warrant exercises, strategic investments and various forms of debt financing. In certain instances, concurrently with the exercise of warrants, the exercise prices have been reduced. Such reduction has resulted in the issuance of substantially more shares of common stock than would have occurred had the exercise price of the warrants not been reduced. The Company may reduce the exercise price of additional warrants in the future. If additional funds are raised through the issuance of equity securities, the percentage of ownership of current stockholders of the Company will be reduced and if additional funds are raised at current and historical prices for the Company’s stock, such dilution could be significant. If additional funds are raised through borrowings, the Company will be subject to interest charges and principal repayments, will likely be required to comply with financial covenants or other restrictions, and will likely have to collateralize such borrowings with its assets, which could be taken by the lender in the event of default.

     During the twelve months ended December 31, 2003 and the three months ended March 31, 2004, the Company raised approximately $32 million through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital. The Company’s Certificate of Incorporation limits its ability to issue more than 200,000,000 shares of common stock. The Company will be required to obtain shareholder approval to increase this number. There can be no assurance that such approval will be obtained. A limitation on the number of authorized shares may hinder the Company’s ability to obtain additional equity financing.

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

Contractual Obligations and Commercial Commitments

     The Company’s significant contractual obligations as of March 31, 2004 are for lease payments related to a reduction in facilities classified as restructuring in 2002, operating leases (primarily for office space) and inventory commitments.

		Payments Due by Periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Restructuring Liability	$103,008	$60,928	$42,080	$—	$—
Operating Lease	$757,088	481,120	275,968	—	—
Inventory Commitments	$1,400,000	1,400,000	—	—	—

	$2,260,096	$1,942,048	$318,048	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at March 31, 2004. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

     The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen, European Euro and Hong

Kong Dollar or in which the U.S. Dollar equivalent is determined by the values of such currencies. The Company began operations in China in February 2004 through Xybernaut China. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. For the three months ended March 31, 2004, the Company’s operations in Europe comprised 6.2% of its total revenue and 9.5% of its net loss, compared to 16.7% of its total revenue and 6.0% of its net loss, in the same period for 2003. For the three months ended March 31, 2004, the Company’s operations in Asia, excluding China, comprised 3.3% of its total revenue and 0.8% of its net loss, compared to 8.9% of its total revenue and 0.2% of its net loss, in the same period for 2003. For the three months ended March 31, 2004, the Company’s operations in China comprised 0.9% of its total revenue and 2.0% of its net loss. At March 31, 2004, the Company’s assets in Europe, Asia, excluding China, comprised 3.3%, 1.7% and 0.1% of its total assets, respectively, compared to 8.0%, 3.4% and 0% of its total assets at March 31, 2003, respectively. According to published sources, the average fluctuation of the European Euro during the three months ended March 31, 2004 was -0.5%, compared to 2.2% for the same period in 2003. According to published sources, the average fluctuation of the Japanese Yen during the three months ended March 31, 2004 was -0.3%, compared to -0.2% for the same period in 2003, respectively. According to published sources, the average fluctuation of the Hong Kong Dollar during the three months ended March 31, 2004 was -0.2%. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2004 and 2003.

INTEREST RATE SENSITIVITY

     From time to time, the Company is party to certain debt and credit instruments and continues to explore various financing alternatives, including debt financings. If additional funds are raised through borrowings, the Company will be subject to additional interest charges. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. If the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first quarter of fiscal year 2004 was 4.0%, compared to a 4.25% average prime interest rate during the same periods in 2003, respectively. For both 2004 and 2003, the prime interest rate fluctuation from January 1 to March 31 of each year was 0%. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2004 and 2003.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the fiscal quarter ended March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and President concluded that the Company’s disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

     There were no significant changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

B) REPORTS ON FORM 8-K

The Company did not file any Report on Form 8-K during the three months ended March 31, 2004.

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

Date: May 7, 2004