Form 10-Q
period 2004-06-30
XYBERNAUT CORP
filed 2004-08-06
CIK 1013148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of August 3, 2004 was 179,147,116.

XYBERNAUT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,251,416	$9,524,541
Restricted cash	500,000	1,257,554
Accounts receivable, net of allowances of $507,584 and $557,679	2,617,249	4,883,899
Inventory, net of reserves of $3,272,716 and $3,272,716	1,578,910	2,131,436
Prepaid and other current assets	765,766	984,425

Total current assets	18,713,341	18,781,855

Long-term assets:
Property, equipment and demonstration units, net	464,508	382,792
Patent costs, net of accumulated amortization of $2,190,929 and $1,963,971	916,033	945,126
Other	724,247	710,294

Total long-term assets	2,104,788	2,038,212

Total assets	$20,818,129	$20,820,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$2,148,513	$3,068,374
Accrued expenses and other	1,380,729	1,283,200
Deferred revenue	386,299	332,884

Total current liabilities	3,915,541	4,684,458

Long-term liabilities:
Restructuring liability	27,632	62,330
Deferred revenue	193,507	163,754

Total long-term liabilities	221,139	226,084

Total liabilities	$4,136,680	$4,910,542

Minority interest	$210,629	$—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 179,147,116 and 172,358,223 shares issued and outstanding	1,791,471	1,723,582
Additional paid-in capital	171,941,039	163,362,829
Foreign currency translation	301,045	430,502
Accumulated deficit	(157,562,735)	(149,607,388)

Total stockholders’ equity	$16,470,820	$15,909,525

Total liabilities and stockholders’ equity	$20,818,129	$20,820,067

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Hardware	$1,928,711	$1,775,792	$4,866,033	$2,600,504
Consulting, licensing and other	1,451,650	1,012,789	2,909,012	1,975,054

Total revenue	3,380,361	2,788,581	7,775,045	4,575,558
Cost of sales:
Hardware	1,949,284	1,194,857	4,456,052	1,822,251
Consulting, licensing and other	832,952	623,249	1,653,654	1,229,861
Provision for inventory	—	—	—	1,749,354

Gross income / (loss)	598,125	970,475	1,665,339	(225,908)
Operating expenses:
Sales and marketing	3,120,381	2,103,423	5,933,513	4,140,929
General and administrative	1,031,516	975,984	1,954,834	1,980,634
Research and development	1,021,336	858,193	1,953,101	2,000,328

Total operating expenses	5,173,233	3,937,600	9,841,448	8,121,891

Operating loss	(4,575,108)	(2,967,125)	(8,176,109)	(8,347,799)
Interest and other income / (expense), net	24,813	(289,741)	66,584	(287,545)

Loss before minority interest	(4,550,295)	(3,256,866)	(8,109,525)	(8,635,344)
Minority interest	154,178	—	154,178	—

Net loss	$(4,396,117)	$(3,256,866)	$(7,955,347)	$(8,635,344)

Net loss per share (basic and diluted)	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Weighted average number of shares outstanding (basic and diluted)	176,957,341	136,577,988	175,362,337	128,242,872

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,955,347)	$(8,635,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576,162	949,020
Provision for inventory	—	1,749,354
Loss on disposal of assets	—	38,306
Non-cash charges for equity securities issued for services	84,584	175,658
Amortization of note discount	—	393,594
Minority interest	154,178	—
Changes in assets and liabilities:
Inventory	513,184	(1,918,783)
Accounts receivable	2,244,570	245,071
Prepaid and other current assets	229,456	286,511
Other assets	(159,308)	(354,018)
Accounts payable	(914,856)	(1,055,124)
Accrued expenses and other	27,084	(87,606)
Deferred revenue, current	116,880	120,930
Restructuring liability, long-term	(32,095)	(43,855)
Deferred revenue, long-term	29,754	43,454

Net cash used in operating activities	$(5,085,754)	$(8,092,832)

Cash flows from investing activities:
Acquisition of property, equipment and demonstration units	(341,123)	(161,596)
Acquisition of patents and trademarks	(197,865)	(119,268)
Restricted cash	757,554	(375,554)
Capitalization of tooling costs	—	(20,000)

Net cash provided by / (used in) investing activities	$218,566	$(676,418)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	5,961,440	6,921,095
Exercise of warrants	2,541,317	3,354,167
Exercise of stock options	58,755	15,119
Notes and loans	—	1,750,000
Payments for:
Capitalization of loan costs	—	(15,304)

Net cash provided by financing activities	$8,561,512	$12,025,077

Effect of exchange rate changes on cash and cash equivalents	32,551	105,988
Net increase in cash and cash equivalents	3,726,875	3,361,815
Cash and cash equivalents, beginning of period	9,524,541	1,967,710

Cash and cash equivalents, end of period	$13,251,416	$5,329,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$579

Cash paid for taxes	$646	$585

Supplemental disclosure of non-cash financing activities:
Equity securities issued for services rendered, expensed in periods issued	$84,584	$160,325

Equity securities issued for settlement of notes payable	$—	$1,661,000

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation, a Delaware Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2004 and December 31, 2003, the results of their operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2004. Please refer to the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the complete financial statements for the period ended December 31, 2003.

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

     Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $31,000,000 on sales of approximately 9,500 MA and Atigo systems.

     The Company has recorded net losses since its inception. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. The Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently reported negative cash flows from operating activities and net losses and had an accumulated deficit of $157,562,735 at June 30, 2004.

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

     Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2004 and December 31, 2003, the Company had $500,000 and $1,257,554, respectively, in restricted cash. The balance at June 30, 2004 consisted of a $500,000 cash deposit that secures a long-term services contract. The balance at December 31, 2003 consisted of i) this same $500,000 cash deposit, ii) a $376,442 cash deposit and interest that secured a letter of credit held by a vendor and iii) $381,112 held in escrow representing a December 2003 payment made by the Company for inventory that was delivered during 2004. The restrictions on the $500,000 deposit are scheduled to lapse in late 2004, at which point the cash deposit is expected to be returned to the Company. The restrictions on the $376,442 deposit lapsed in the first quarter of 2004 and the amount was returned to the Company’s unrestricted cash balance. The $381,112 escrow balance was remitted to the vendor as the inventory was delivered during the first quarter of 2004.

Inventory and Tooling

     At June 30, 2004, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Capitalized tooling costs consist of payments made to third-party vendors for their products and services that are used in the manufacture of the Company’s proprietary hardware products. Tooling costs are allocated to inventory or property and equipment and are amortized as a component of cost of sales or depreciation based upon the number of units sold or used as demonstration units in a given period compared to the total number of units expected in a product’s production run. Inventory and tooling are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and tooling and adjusts the carrying value to its net realizable value when required.

     During the three months ended March 31, 2003, the Company recognized a $1,749,354 charge on its consolidated statement of operations related to its MA V inventory and related components. The Company did not recognize any such charges during the three or six months ended June 30, 2004 or the three months ended June 30, 2003.

     The Company had a $3,272,716 inventory reserve on its consolidated balance sheet at both June 30, 2004 and December 31, 2003. This balance represents a $3,022,716 reserve against MA V systems and a $250,000 reserve against MA TC systems.

     The Company’s management believes that it can sell its wearable/mobile computer inventory at amounts that approximate current net carrying values, which have been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. The significant majority of the Company’s recent inventory and tooling charges were recorded against the MA V product line. Even after the successful renegotiation of certain of the MA V manufacturing contracts during 2003, the Company had commitments to purchase significant quantities of inventory. The Company was required to write-down and reserve a substantial portion of the MA V inventory as historical and forecasted sales were not sufficient to sell such quantities of inventory. As a result of this review, it was determined that certain of the Company’s inventory was slow-moving, risked becoming obsolete or would likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company. Management does not expect to record significant profits or losses upon the ultimate sale of this inventory.

     As of June 30, 2004, net of the effect of reserves and write-offs, the Company’s inventory consisted of $883,215 in MA V systems, $372,871 in MA TC systems and $322,824 in Atigo systems. As of December 31, 2003, all of the Company’s tooling assets had been allocated to inventory or property and equipment. Capitalized tooling costs during the six months ended June 30, 2004 and 2003 were $0 and $20,000, respectively. Amortization to cost of goods sold or depreciation, depending on classification of tooling costs as inventory or property and equipment, was $70,940 and $113,763 for the three and six months ended June 30, 2004 and $308,973 and $380,694 for the three and six months ended June 30, 2003, respectively.

     Stock-Based Compensation

     In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,396,117)	$(3,256,866)	$(7,955,347)	$(8,635,344)
Stock-based employee compensation cost included in net loss as reported	—	43,412	22,954	150,325
Stock-based employee compensation expense under fair value method of SFAS No. 123	(158,626)	(464,683)	(282,356)	(893,458)

Net loss pro forma	$(4,554,743)	$(3,678,137)	$(8,214,749)	$(9,378,477)

Net loss per share basic and diluted — as reported	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Net loss per share basic and diluted — pro forma	$(0.03)	$(0.03)	$(0.05)	$(0.07)

     Issuance of Equity Securities for Services

     The Company periodically issues equity securities to certain employees, consultants and companies for services provided to, or goods received by, the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. For the three months and six months ended June 30, 2004, equity securities related to consulting services and employee severance were issued in payment of $61,460 and $84,584, respectively, compared to $57,245 and $175,658 for the same periods in 2003.

     Reclassifications

     Certain 2003 balances and disclosures have been reclassified to conform to the 2004 presentation.

4. BORROWINGS

     On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note which accrued interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount and amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During the three and six months ended June 30, 2003, the Company recorded interest expense of $10,222 and $11,229, respectively. During the three and six months ended June 30, 2003, the Company recorded amortization of note discount of $387,124 and $393,594, respectively. The Company had no outstanding principal or interest related to this note at June 30, 2004 or December 31, 2003.

5. MINORITY INTEREST

     In February 2004, the Company began actively marketing its mobile and wearable hardware solutions in the People’s Republic of China (the “PRC”) through Xybernaut China, a joint venture with Softbank Investment International (Strategic) Ltd. (“Softbank Strategic”). The Company owns 60% of Xybernaut China and Softbank Strategic owns the remaining 40%. Xybernaut China has the exclusive right to manufacture, market, sell and distribute the Company’s products throughout the PRC. The Company has assigned all of its existing agreements and relationships in the PRC to Xybernaut China and is providing it with certain limited management resources, know-how and technical assistance. The Company has licensed its intellectual property to Xybernaut China for a five year period. Softbank Strategic is providing the start-up funding for Xybernaut China and is assisting with its day-to-day operations. The Company’s consolidated financial statements for the three and six months ended June 30, 2004 include the operations of Xybernaut China. During the six months ended June 30, 2004, Softbank Strategic provided funding to Xybernaut China of $364,807, which amount was recorded as Minority Interest on the Company’s consolidated balance sheet and reduced by Softbank Strategic’s $154,178 share of Xybernaut China’s net loss.

6. STOCKHOLDERS’ EQUITY

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

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. Exclusive of the transactions discussed in “Borrowings” above, the Company received through the exercise of warrants net proceeds of $2,526,317 and $2,541,317 through the issuance of 2,196,797 and 2,221,797 shares of its common stock during the three and six months ended June 30, 2004, respectively, and proceeds of $1,000,000 and $3,354,167 through the issuance of 3,333,333 and 11,875,001 shares of its common stock during the three and six months ended June 30, 2003, respectively. Concurrently with their exercise during the six months ended June 30, 2004, the exercise price of 2,196,797 of the warrants was reduced from a weighted average of $1.52 per share to $1.15 per share. Concurrently with their exercise during the six months ended June 30, 2003, the exercise price of the warrants was reduced from a weighted average of $1.25 per share to $0.28 per share. At June 30, 2004, the Company had warrants outstanding to purchase 6,289,536 shares of its common stock at prices that range from $0.70 to $5.00 per share, with a weighted average of $2.86 per share.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the six months ended June 30, 2004 and 2003, the Company received net proceeds of $58,755 and $15,119, respectively, and issued 109,501 and 62,999 shares of its common stock, respectively, related to these exercises.

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

     Revenues by geographical destination as a percentage of total revenues are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
North America	68%	92%	80%	85%
Europe	27%	8%	16%	11%
Asia, excluding China	3%	0%	3%	4%
China	2%	0%	1%	0%

     Operations in various geographical areas are summarized as follows:

	As of and for the		As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
North America:
Total revenue	$2,303,067	$2,562,738	$6,238,244	$3,892,627
Net loss	(3,811,392)	(2,899,802)	(6,930,984)	(7,943,421)
Identifiable assets	18,493,873	15,039,431	18,493,873	15,039,431
Europe (1):
Total revenue	$928,249	$216,364	$1,199,840	$515,006
Net loss	(390,122)	(332,869)	(729,241)	(655,114)
Identifiable assets	1,900,774	1,025,254	1,900,774	1,025,254
Asia, excluding China:
Total revenue	$84,588	$9,479	$231,148	$167,925
Net loss	(34,019)	(24,195)	(63,856)	(36,809)
Identifiable assets	357,538	431,213	357,538	431,213
China (2):
Total revenue	$64,457	$—	$105,813	$—
Net loss	(160,584)	—	(231,266)	—
Identifiable assets	65,944	—	65,944	—

(1) Included in the Company’s operations in Europe for the three months and six months ended June 30, 2004, were expenses related to research and development activities conducted by a branch of the Company operating in Germany of $116,750 and $202,863, respectively, compared to $117,998 and $117,076 for the same periods in 2003.

(2) The Company’s operations in China include minority interest of $154,178 for the three and six months ended June 30, 2004.

8. TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the Three		As of and for the Six
	Months Ended June 30,		Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Number of Customers	2	1	3	1
Percent of Total Revenue	42%	45%	46%	31%
Accounts Receivable:
Number of Customers	2	2	2	2
Percent of Total Accounts Receivable	46%	65%	46%	65%

     Xybernaut China has entered into an agreement with New Tech & Telecom Investment Ltd. (“New Tech & Telecom”). Softbank Strategic, the Company’s joint venture partner in Xybernaut China, is a significant investor in New Tech & Telecom. Under the terms of the agreement, New Tech & Telecom provides Xybernaut China with certain operating services (including sales, marketing, business development, product, fulfillment, accounting and secretarial) and general and administrative resources (including office space, information technology, telecommunications and insurance). Xybernaut China is charged monthly fees totaling approximately $32,000 for such services. The Company believes that it is able to more effectively and quickly start up operations in the PRC by outsourcing the majority of its operations to New Tech & Telecom, which already has a presence and relationships within the PRC. The Company also evaluated the cost and time required if the Company performed these services in-house, including expenses and activities related to salary and benefits, recruitment, training, rent and other overhead. As a result, the Company’s management believes that the arrangement with New Tech & Telecom contains reasonable terms and conditions. Unrelated to the above agreement, New Tech & Telecom purchased approximately $76,000 in mobile computing products from the Company during the six months ended June 30, 2004.

     Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During the three months and six months ended June 30, 2004, the Company recorded revenues of approximately $60,000 and $258,000, respectively, related to sales of its products to the VAR. During the three and six months ended June 30, 2004, the Company recorded total research and development and sales and marketing expenses of approximately $155,000 and $315,000, respectively, related to services performed by the End-Users. During the three months and six months ended June 30, 2003, the Company recorded revenues of approximately $162,000 and $415,000, respectively, related to sales of its products to the VAR. During the three and six months ended June 30, 2003, the Company recorded total research and development and sales and marketing expenses of approximately $167,000 and $410,000, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain reasonable terms and conditions.

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

OVERVIEW

     Xybernaut Corporation, a Delaware corporation (the “Company”), is engaged in the research, development, manufacture, marketing and sale of mobile/wearable computing and communication systems as well as software and service solutions designed to enhance productivity and improve product management, asset management, and the accuracy, timeliness and utilization of critical enterprise data. The Company offers solutions with a software and services focus through its wholly-owned subsidiary Xybernaut Solutions, Inc. (Virginia, U.S.). The Company offers solutions with a hardware focus through its U.S. operations and through its wholly-owned subsidiaries Xybernaut K.K. (Yokohama, Japan) and Xybernaut GmbH (Böblingen, Germany). In February 2004, the Company began actively marketing its mobile and wearable hardware solutions in the People’s Republic of China through its 60% ownership in Xybernaut China Limited (Hong Kong, China), a joint venture with Softbank Investment International (Strategic) Ltd. (“Softbank Strategic”). The Company was originally incorporated in 1990 and completed its initial public offering (“IPO”) in July 1996.

     The consolidated financial statements include the accounts of the Company and its subsidiaries: Xybernaut Solutions, Inc. (“XSI”), Xybernaut K.K., Xybernaut GmbH and Xybernaut China Limited (“Xybernaut China”). All significant intercompany accounts and transactions have been eliminated in the consolidation.

     Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $31,000,000 on sales of approximately 9,500 MA and Atigo systems. The Company derives its revenues from sales of its wearable computers, software products and consulting services. In the future, the Company expects to obtain additional revenues from the licensing of its intellectual property.

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

     A significant percentage of the Company’s revenues has typically been concentrated among a relatively small number of customers. As a result, it is more likely that the Company’s revenues will fluctuate from period to period than if the Company had a larger number of smaller sales. This also makes it more difficult for the Company to accurately forecast future revenues. Significant quarterly fluctuations can occur, for example, if the Company ships a large hardware order at the beginning of one quarter as opposed to the end of the preceding quarter.

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

     The Company believes that sales of its wearable and mobile computers rely to a large extent on the availability of wireless broadband services that can take advantage of the extensive processing power and display capabilities of the Company’s hardware products. Wireless local area networks are now well established in commercial markets worldwide that provide broadband capabilities over a limited physical range in places such as corporate offices, warehouses, factory floors and airfields. However, wide-range wireless access that allows a user to move freely over large geographic areas and still maintain broadband access (commonly referred to as “3G”) is still only widely available in certain areas, including Japan and parts of Europe. In July 2004, AT&T Wireless and NTT DoCoMo launched 3G service in four U.S. cities and plan to expand into additional U.S. cities in the future. The Company predicts that 3G service will be available in large metropolitan areas worldwide in the next few years. The Company believes that while the commercial markets can be successfully penetrated prior to the widespread introduction of wireless broadband access, such service will be needed prior to successful large-scale sales in the consumer markets.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	100%	100%	100%	100%
Cost of sales	82	65	79	67
Provision for inventory	0	0	0	38

Gross income / (loss)	18	35	21	(5)
Operating expenses:
Sales and marketing	92	75	76	91
General and administrative	31	35	25	43
Research and development	30	31	25	44

Total operating expenses	153	141	127	178
Interest and other income / (expense), net	1	(10)	1	(6)
Minority interest	5	0	2	0

Net loss	-130%	-117%	-102%	-189%

THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

REVENUE. The Company derives its revenue from product sales of mobile/wearable computers and components, product sales of software and consulting services. Total revenue for the three months ended June 30, 2004 was $3,380,361, an increase of $591,780, or 21%, compared to the three months ended June 30, 2003. Sales from mobile/wearable computers increased $152,919, or 9%, to $1,928,711 for the three months ended June 30, 2004 compared to the same period in 2003. This increase in hardware revenues was driven by the Company’s European operations, which increased $693,626 from the prior year. This growth was due to increased sales of Atigo and MA V systems of $669,830 and $116,590, respectively, which were offset by a decrease in sales of MA TC systems of $92,794. Hardware sales in the U.S. decreased 39%, or $628,625, in the second quarter of 2004 compared with the same period in 2003, due to decreases of $518,035 and $110,590, respectively, in sales of Atigo and MA V systems. Hardware revenues from Japan, consisting primarily of MA V systems, in the second quarter of 2004 increased by $24,185 compared with the same period in 2003. Hardware revenues in China, consisting primarily of Atigo and MA V sales, were $63,733 and $0, respectively, during the three months ended June 30, 2004 and 2003. The Company’s consulting, licensing and other revenue for the three months ended June 30, 2004 was $1,451,650, an increase of $438,861, or 43%, from revenue for the three months ended June 30, 2003. This increase is largely due to a $369,678, or 38%, increase in consulting sales related to U.S. operations due to a new consulting contract and increased activity on an existing contract in 2004 compared with 2003.

COST OF SALES. The Company’s cost of sales includes the costs of components for mobile/wearable computer systems, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended June 30, 2004 was $2,782,236, an increase of $964,130, or 53%, compared to the three months ended June 30, 2003. This increase resulted in part from the 21% increase in total revenue for the three months ended June 30, 2004 compared to the same period in 2003 and in part due to lower margin hardware sales. Total gross margins were 18% and 35%, for the second quarter of 2004 and 2003, respectively. Gross margins from hardware sales for the second quarter of 2004 were -1% compared to 33% for 2003. Second quarter 2004 hardware margins were negatively impacted by a large European sale of Atigo systems which was approximately break-even after initial discounts. Also contributing to the decrease in gross margin were negative margins on sales of MA V systems as well as a general decline in margins on other Atigo sales. Consulting cost of sales in the second quarter of 2004 compared with 2003 increased $209,703, or 34%, which is less than the 43% increase in consulting revenue in the same period. As a result, consulting, licensing and other gross margins increased 5% and were 43% and 38% for the 2004 and 2003 periods, respectively. The increased margins were the result of favorable billing rates on certain large consulting contracts.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended June 30, 2004 were $3,120,381, an increase of $1,016,958, or 48%, compared to the corresponding period in 2003. In the U.S. operations, sales and marketing expenses in the second quarter of 2004 relating to salaries, commissions, and benefits increased approximately $136,000 compared to the same period in 2003 due primarily to a headcount increase in the sales force. Additionally, costs related to travel of sales and sales operations personnel in the U.S. also increased approximately $119,000 supporting the Company’s increase in sales activity. In June 2004, the Company hosted the International Conference for Wearable Computing (ICWC) in Washington D.C. and an Asian Tech Forum. As a result, conference expenses increased approximately $269,000 for which there was no such amount in the second quarter of 2003. The U.S. operations also increased general marketing efforts resulting in an approximate $91,000 increase in expenses relating to consultants, meetings, advertising and promotional items. Sales and marketing expenses increased approximately $330,000 in the second quarter of 2004 compared to the same period in 2003 due to the start-up of Xybernaut China in the first quarter of 2004. In addition, sales and marketing expenses related to the Company’s operations in Japan increased $67,000 due to an increase in headcount.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2004 were $1,031,516, an increase of $55,532, or 6%, compared to the same period in 2003. This increase resulted primarily from international travel expenses.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for mobile and wearable computing technologies. Research and development expenses for the three months ended June 30, 2004 were $1,021,336, an increase of $163,143, or 19%, compared to the corresponding period in 2003. Research and development expenses related to salaries and benefits, legal review of agreements and travel of personnel in the Company’s U.S. operations increased by approximately $80,000, $40,000 and $29,000, respectively, while salaries and benefits of the German operations decreased by $20,000 in the second quarter of 2004 compared to the same period in 2003. The Company also had an approximate $16,000 increase in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines for the second quarter of 2004 compared to the second quarter of 2003.

INTEREST AND OTHER INCOME / EXPENSE, NET. Net interest and other income for the three months ended June 30, 2004 was $24,813, an increase of $314,554 compared to net interest and other expense of $289,741 for the same period in 2003. This increase is due to a $321,345 non-cash amortization of a note discount included in net interest and other expense for the three months ended June 30, 2003 for which there is no such amount in 2004.

MINORITY INTEREST. Minority interest for the three months ended June 30, 2004 was $154,178, which represents Softbank Strategic’s share of the losses in Xybernaut China. No such amounts were recorded in the 2003 period.

NET LOSS. As a result of the factors described above, the net loss for the three months ended June 30, 2004 was $4,396,117, an increase of $1,139,251, or 35%, compared to the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

REVENUE. The Company derives its revenue from product sales of mobile/wearable computers and components, product sales of software and consulting services. Total revenue for the six months ended June 30, 2004 was $7,775,045, an increase of $3,199,487, or 70%, compared to the six months ended June 30, 2003. Sales from mobile/wearable computers increased $2,265,529, or 87%, to $4,866,033 for the six months ended June 30, 2004 compared to the same period in 2003. This growth in hardware revenues was driven by the Company’s U.S. operations, which increased $1,512,449. This growth was due to increased Atigo and Alternative Solutions sales of $1,345,816 and $374,039, respectively, which were offset by a $207,406 decrease in sales of the Company’s wearable computers, mainly MA V systems. Alternative Solutions consist of sales of non-proprietary mobile/wearable hardware based on a customer’s specific needs and requirements. European hardware sales increased 154%, or $656,366, in the first six months of 2004 compared with the same period in 2003, due primarily to one large sale of Atigo systems. Hardware revenues from Japan, consisting primarily of MA V systems, in the first six months of 2004 decreased by $9,099 compared with the same period in 2003. Hardware revenues in China, consisting of Atigo and MA V sales, were $76,336 and $29,477, respectively, for the six months ended June 30, 2004 and $0 for the same period in 2003. The Company’s consulting, licensing and other revenue for the six months ended June 30, 2004 was $2,909,012, an increase of $933,958, or 47%, from 2003. This increase is largely due to a $833,168, or 44%, increase in consulting sales related to U.S. operations from two new contracts and increased activity on other large consulting contracts in 2004 compared with 2003.

COST OF SALES. The Company’s cost of sales includes the costs of components for mobile/wearable computer systems, purchased software, direct labor and materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the six months ended June 30, 2004 was $6,109,706, an increase of $1,308,240, or 27%, compared to the same period in

2003. This increase resulted from the 70% increase in total revenue for the six months ended June 30, 2004 compared to the same period in 2003, which was offset by a $1,749,354 provision for inventory and tooling recorded in the first quarter of 2003. No such provision was recorded in 2004. Total gross margins, excluding the provision for inventory, were 21% and 33%, for the first six months of 2004 and 2003, respectively. Gross margins from hardware sales for the first six months of 2004 were 8% compared to 30% for 2003. Margins during the first two quarters of 2004 were negatively impacted by certain low-margin Atigo sales that were made for strategic purposes as well as lower margin sales on other Atigo sales. The Company also sold MA V systems at below cost which also reduced overall hardware gross margins. Consulting cost of sales in the first six months of 2004 compared to 2003 increased $423,793, or 34%, which is less than the 47% increase in consulting revenue in the same period. As a result, consulting, licensing and other gross margins increased 5% and were 43% and 38% for the 2004 and 2003 periods, respectively. The increased margins were the result of favorable billing rates on large consulting contracts.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ended June 30, 2004 were $5,933,513, an increase of $1,792,584, or 43%, compared to the corresponding period in 2003. In the U.S. operations, sales and marketing expenses relating to salaries, commissions, benefits and related recruiting expenses for the six months ended June 30, 2004 increased approximately $516,000 compared to the same period in 2003 due primarily to a headcount increase in the sales force and commissions on increased sales. Additionally, costs related to travel of sales and sales operations personnel in the U.S. also increased approximately $267,000 supporting the Company’s increase in sales activity. In June 2004, the Company hosted the International Conference for Wearable Computing (ICWC) in Washington D.C. and an Asian Tech Forum. As a result, conference expenses increased approximately $269,000 for which there was no such event in the same period in 2003. The U.S. operations also increased general marketing efforts resulting in an approximate $197,000 increase in expenses relating to consultants, meetings, advertising and promotional items. Sales and marketing expenses also increased approximately $415,000 due to the start-up of Xybernaut China in the first half of 2004. The Company’s U.S. operations also incurred approximately $83,000 in costs related to its participation in the creation and start-up of Xybernaut China. In addition, sales and marketing expenses related to the Company’s operations in Japan increased $114,000 due to an increase in headcount.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2004 were $1,954,834, a decrease of $25,800, or 1%, compared to the same period in 2003. During these periods there were not significant fluctuations in the components that make up general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for mobile and wearable computing technologies. Research and development expenses for the six months ended June 30, 2004 were $1,953,101, a decrease of $47,227, or 2%, compared to the corresponding period in 2003. This decrease resulted largely from an approximate $205,000 decline in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines. Offsetting this decrease, research and development expenses related to salaries and benefits and travel of personnel in the Company’s U.S. operations increased by $129,000 and $43,000, respectively, from the six months ended June 30, 2003 to 2004.

INTEREST AND OTHER INCOME / EXPENSE, NET. Net interest and other income for the six months ended June 30, 2004 was $66,584, an increase of $354,129, or 123%, compared to net interest and other expense of $287,545 for the same period in 2003. This increase is due to a $393,594 non-cash amortization of a note discount included in net interest and other expense for the six months ended June 30, 2003 for which there is no such amount in 2004.

MINORITY INTEREST. Minority interest for the six months ended June 30, 2004 was $154,178, which represents Softbank Strategic’s share of the losses in Xybernaut China. No such amounts were recorded in the 2003 period.

NET LOSS. As a result of the factors described above, the net loss for the six months ended June 30, 2004 was $7,955,347, a decrease of $679,997 or 8%, compared to the six months ended June 30, 2003.

OTHER OPERATING ACTIVITIES

     For the six months ended June 30, 2004, the Company’s operating activities used cash of $5,085,754 as a result of its net loss of $7,955,347, offset by an increase in net working capital of $2,054,669 and non-cash expenses of $814,924. The Company’s investing activities provided cash of $218,566 through a reduction in restricted cash balances. These operating activities were primarily funded through the Company’s financing activities which provided cash of $8,561,512 through the private placement of common stock, exercise of warrants and stock options. As a result, the Company’s cash balance increased to $13,251,416 at June 30, 2004 from $9,524,541 at December 31, 2003.

     For the six months ended June 30, 2003, the Company’s operating activities used cash of $8,092,832 as a result of its net loss of $8,635,344 and working capital requirement of $2,763,420, offset by non-cash expenses of $3,305,932. The Company’s investing activities used cash of $676,418. These activities were funded through the Company’s financing activities which provided cash of $12,025,077, principally through the private placement of common stock, exercise of warrants and borrowings. As a result, the Company’s cash balance increased to $5,329,525 at June 30, 2003 from $1,967,710 at December 31, 2002.

     In December 2003, the IRS filed a tax lien against the Company totaling $1,132,198. This lien covers taxes, penalties and interest that the IRS alleges the Company owes related to certain payroll tax filings during 2000. The Company believes that all such taxes were remitted to the IRS during 2000 and does not believe that such taxes are still owed to the IRS. The Company is in ongoing discussions with the IRS related to this matter and has filed returns and statements with the IRS supporting its position. The Company has received notification from the IRS that the original amount of the lien was incorrect and that the IRS has substantially reduced the amount it believes is still owed. The Company has formally requested that the lien be withdrawn. The Company believes that the probability of future payment of the taxes is remote and therefore the Company has not accrued any liability or charges. The Company believes that any related interest or penalties will not be material.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations from private sales of its common stock, borrowings, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s financing and borrowing activities for the twelve months ended December 31, 2003 and the six months ended June 30, 2004 are discussed below.

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

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. Exclusive of the transactions discussed in “Borrowings” below, the Company received through the exercise of warrants net proceeds of $2,541,317 and $10,392,282 through the issuance of 2,221,797 and 23,847,427 shares of its common stock during the six months ended June 30, 2004 and twelve months ended December 31, 2003, respectively. Concurrently with their exercise during the six months ended June 30, 2004, the exercise price of 2,196,797 of the warrants was reduced from a weighted average of $1.52 per share to $1.15 per share. Concurrently with their exercise during the twelve months ended December 31, 2003, the exercise price of 17,116,852 warrants was reduced from a weighted average of $1.14 per share to $0.34 per share. At June 30, 2004, the Company had warrants outstanding to purchase 6,289,536 shares of its common stock at prices that range from $0.70 to $5.00 per share, with a weighted average of $2.86 per share.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the six months ended June 30, 2004 and twelve months ended December 31, 2003, the Company received net proceeds of $58,755 and $109,269, respectively, and issued 109,501 and 248,996 shares of its common stock, respectively, related to these exercises.

Borrowings

     On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note which accrued interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount and amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During the three and six months ended June 30, 2003, the Company recorded interest expense of $10,222 and $11,229, respectively. During the three and six months ended June 30, 2003, the Company recorded amortization of note discount of $387,124 and $393,594, respectively. The Company had no outstanding principal or interest related to this note at December 31, 2003 or June 30, 2004.

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

     During 2003, the Company entered into an agreement with IBM under which the Company agreed to purchase approximately $4,900,000 in MA V computing units, flat panel displays, peripherals and component parts. During 2003 the Company received all of this inventory and made payments of $4,363,458. During January 2004, the Company made the final payments required by this agreement.

     At June 30, 2004, the Company had commitments to purchase approximately $1,000,000 in inventory related primarily to the Atigo product line. The Company currently expects to maintain a level of Atigo inventory on hand approximately equal to this commitment balance. The Company believes that this level of inventory will provide it with the ability to more rapidly deploy product to customers and also expects that it can be sold within a reasonable period after purchase. A significant portion of this inventory will likely consist of work in process materials. The Company believes there are several benefits to purchasing work in process materials as opposed to finished goods. First, the Company typically expects to purchase only the long lead-time or hard to find components and is therefore able to defer the capital outlay needed to procure the remaining readily available materials. This strategy also reduces the risk of obsolescence since component parts are only purchased at the time they are needed in the manufacturing process, can often be used in other product lines and can be sold separately if needed. Finally, the Company maintains flexibility to customize its products based on specific customer requirements since modifications can be made at the component level prior to final assembly.

     Operating Leases. The Company leases operating facilities and equipment under operating leases expiring on various dates through 2007.

Future minimum payments under noncancelable operating leases as of June 30, 2004 are as follows:

As of June 30, 2004
2004	425,644
2005	402,760
2006	46,705
2007	23,190

$898,299

Other Liquidity and Capital Resources Disclosures

     At June 30, 2004, the Company had accounts receivable, net of allowances, of $2,617,249, a decrease of $2,266,650, or 46%, from the December 31, 2003 balance of $4,883,899. This fluctuation is explained partly by the 9% decrease in total revenues from the quarter ended December 31, 2003 to June 30, 2004. Also, included in the accounts receivable balance at December 31, 2003 is $1,554,828 associated with two fourth quarter sales for which the Company collected the balance in the first quarter of 2004. Typically, the Company’s large hardware sales occur in the last month of the quarter however, in the second quarter of 2004, $568,865 representing three large sales were billed and collected during the second quarter. Accounts receivable at June 30, 2004 and December 31, 2003 included $263,251 and $322,152, respectively, of unbilled accounts receivable representing amounts earned and recorded under the percentage of completion method of accounting. Included in the December 31, 2003 balance was $297,220 which has been billed in the first two quarters of 2004. The Company expects to bill such amounts in their entirety upon reaching certain milestones in the contract.

     At June 30, 2004, the Company had total accounts payable of $2,148,513, representing a decrease of $919,861 from the December 31, 2003 balance of $3,068,374. This decrease was primarily due to the first quarter 2004 payments of liabilities resulting from large 2003 inventory purchases, including the amounts owed to IBM discussed in the “Commitments” section.

     The deferred revenue balances at June 30, 2004 and December 31, 2003 result from billings to customers that were in excess of revenue recognized on service contracts and from warranty revenue on hardware products. Deferred revenue on service contracts will be recognized as revenue as the revenue recognition criteria are met, for example as services are provided. At June 30, 2004 and December 31, 2003, $198,560 and $200,864, respectively, were recorded as deferred revenue from service contracts, of which $111,487 and $140,858 were classified as short-term liabilities at June 30, 2004 and December 31, 2003, respectively. Warranty revenue on hardware products is recorded as deferred revenue and recognized on a straight-line basis over the life of the warranty. At June 30, 2004 and December 31, 2003, $381,246 and $295,774, respectively, were recorded as deferred revenue from warranties, of which $193,507 and $163,754, were classified as long-term liabilities at June 30, 2004 and December 31, 2003, respectively.

     The Company has recorded net losses since its inception. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. The Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently reported negative cash flows from operating activities and net losses and had an accumulated deficit of $157,562,735 at June 30, 2004. The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. During 2003 and 2004, the Company funded its operating activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

     The Company’s management has taken steps that it believes are necessary to improve operations and raise additional capital, both of which are needed to meet its cash flow needs through December 31, 2004 and thereafter. During 2002 and 2003, management performed reviews of the Company’s operations and implemented various cost cutting programs to reduce the Company’s operating expenses to better align costs with current and expected business volume. The Company’s management currently estimates that future operating expenses will approximate or exceed the level recorded during the current quarter but there can be no assurances that actual operating expenses during 2004 or later periods will not increase significantly. Future increases may also occur as a result of the Company’s research and development activities, which will vary depending on the Company’s wearable and mobile computer product development cycle, as well as sales, marketing and other activities. Additionally, the Company’s new operations in China will increase the Company’s operating expenses. The Company is also required to fund inventory procurement and other cash expenditures. Management believes that the Company’s current staffing and resources will be sufficient to carry out its business plan for the foreseeable future.

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

     During the twelve months ended December 31, 2003 and the six months ended June 30, 2004, the Company raised approximately $35 million through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital. The Company’s Certificate of Incorporation limits its ability to issue more than 200,000,000 shares of common stock. The Company will be required to obtain shareholder approval to increase this number. There can be no assurance that such approval will be obtained. A limitation on the number of authorized shares may hinder the Company’s ability to obtain additional equity financing.

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

Contractual Obligations and Commercial Commitments

     The Company’s significant contractual obligations as of June 30, 2004 are for lease payments related to a reduction in facilities classified as restructuring in 2002, operating leases (primarily for office space), inventory commitments and a five-year services agreement under which the Company agreed to pay approximately $200,000 per year for certain sales, marketing and joint business development services. The Company can terminate this services agreement with a 90 day notice.

		Payments Due by Periods
	Total	Less than 1 year	1-3 years	3-5 years
Restructuring Liability	$88,711	$61,079	$27,632	$—
Operating Leases	898,299	425,644	472,655	—
Services Agreement	1,000,000	200,000	400,000	400,000
Inventory Commitments	1,000,000	1,000,000	—	—

	$2,987,010	$1,686,723	$900,287	$400,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at June 30, 2004. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

     The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen, European Euro and Hong Kong Dollar or in which the U.S. Dollar equivalent is determined by the values of such currencies. The Company began operations in China in February 2004. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. For the three and six months ended June 30, 2004, the Company’s operations in Europe comprised 27% and 15% of its total revenue and 9% and 9% of its net loss, respectively, compared to 8% and 11% of its total revenue and 10% and 8% of its net loss, respectively, in the same periods for 2003. For the three and six months ended June 30, 2004, the Company’s operations in Asia, excluding China, comprised 3% of its total revenue and 1% of its net loss, respectively, compared to 0% and 4% of its total revenue and 1% and 0% of its net loss, respectively, in the same period for 2003. For the three and six months ended June 30, 2004, the Company’s operations in China comprised 2% and 1% of its total revenue and 4% and 3% of its net loss, respectively. At June 30, 2004, the Company’s assets in Europe, Asia (excluding China), and China comprised 9%, 2% and 0% of its total assets, respectively, compared to 6%, 3% and 0% of its total assets at June 30, 2003, respectively. According to published sources, the average fluctuation of the European

Euro during the three and six months ended June 30, 2004 was -1.0% and -2.3%, respectively, compared to 3.9% and 4.9% for the same period in 2003, respectively. According to published sources, the average fluctuation of the Japanese Yen during the three and six months ended June 30, 2004 was -3.7% and -1.3%, respectively, compared to 0.0% and 0.1% for the same period in 2003, respectively. According to published sources, the average fluctuation of the Hong Kong Dollar during the three and six months ended June 30, 2004 was 0.0% and -0.3%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2004 and 2003.

INTEREST RATE SENSITIVITY

     From time to time, the Company is party to certain debt and credit instruments and continues to explore various financing alternatives, including debt financings. If additional funds are raised through borrowings, the Company will be subject to additional interest charges. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. If the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first two quarters of fiscal year 2004 was 4.04%, compared to a 4.25% average prime interest rate during the same periods in 2003, respectively. For 2004 and 2003, the prime interest rate fluctuation from January 1 to June 30 of each year was 0.25% and 0.0%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2004 and 2003.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the fiscal quarter ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and President concluded that the Company’s disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

     There were no significant changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company is involved in litigation with Zykronix, Inc. in the Circuit Court of Fairfax, Virginia. In that action, Zykronix filed suit against the Company seeking payment of $238,000 allegedly owed by the Company to Zykronix. The Company filed a counter suit against Zykronix seeking $1,700,000 in damages for defective products. The Virginia suit is currently pending. Zykronix has brought a separate action related to this same matter in the District Court for the City and County of Denver, Colorado. In the Colorado action, Zykronix filed suit against Edward G. Newman, the Company’s Chairman and Chief Executive Officer, seeking enforcement of a personal guaranty that Mr. Newman provided to Zykronix on the behalf of the Company to guaranty liabilities allegedly owed by the Company to Zykronix. Whether or not any such amounts are owed by the Company to Zykronix is the subject of the Virginia action. In April 2004, the Denver District Court entered an Order of Judgment in favor of Zykronix and against Mr. Newman in the amount of $170,053. In May 2004, the Denver District Court entered a separate Order awarding Zykronix an additional $1,902 in attorneys fees and costs against Mr. Newman. Mr. Newman has appealed both Orders to the Colorado Court of Appeals. The Denver District Court has entered a stay of execution of the Orders pending the outcome of the appeal. Based on the pendency of the appeal, the Company, on Mr. Newman’s behalf, furnished a cash supersedeas bond in the amount of $206,750 to the Denver District Court in July 2004. The cash supersedeas bond will be returned to the Company in the event of a successful appeal. The Company believes that it has substantive defenses in the Virginia action, and that Mr. Newman has grounds for appeal in the Denver action, and that no amounts will ultimately be owed to Zykronix by the Company or Mr. Newman. Mr. Newman intends vigorously to pursue his appeal in the Denver action and the Company is vigorously defending, and expects to continue to vigorously defend, the Virginia action.

     In December 2003, the Company filed a lawsuit against Viewsonic Corporation (“Viewsonic”) in the United States District Court for the Eastern District of Virginia. The suit alleged that Viewsonic infringed the Company’s U.S. Patent Number 6,421,232 B2, one of the Company’s Dual-Use Computing Device patents (the “232 Patent”). The suit requested unspecified damages and an injunction against Viewsonic from infringing the 232 Patent. Effective July 23, 2004, the Company and ViewSonic entered into a Settlement and License Agreement (the “Agreement”) which settled the lawsuit. Pursuant to the Agreement, ViewSonic paid to the Company the amount of $237,500 in exchange for the grant of a non-exclusive license to ViewSonic to make, use, sell, export, import or dispose of articles covered by the 232 Patent and the continuations, extensions or renewals thereof. Pursuant to the Agreement, ViewSonic and the Company have exchanged mutual releases and have agreed to dismiss the action.

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

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B) REPORTS ON FORM 8-K

     On May 4, 2004, the Company filed a Report on Form 8-K under Items 7 and 12 disclosing a press release that was issued announcing the Company’s financial results for the fiscal quarter ended March 31, 2004.

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

Date: August 6, 2004