Form 10-Q
period 2004-09-30
XYBERNAUT CORP
filed 2004-11-08
CIK 1013148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of November 4, 2004 was 179,202,035.

XYBERNAUT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,007,537	$9,524,541
Restricted cash	706,750	1,257,554
Accounts receivable, net of allowances of $533,436 and $557,679	3,203,146	4,883,899
Inventory, net of reserves of $3,272,716 and $3,272,716	2,637,345	2,131,436
Prepaid and other current assets	2,409,136	984,425

Total current assets	14,963,914	18,781,855

Long-term assets:
Property, equipment and demonstration units, net	650,721	382,792
Patent costs, net of accumulated amortization of $2,303,101 and $1,963,971	914,798	945,126
Other	540,080	710,294

Total long-term assets	2,105,599	2,038,212

Total assets	$17,069,513	$20,820,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$2,469,693	$3,068,374
Accrued expenses and other	1,513,905	1,283,200
Deferred revenue	230,379	332,884

Total current liabilities	4,213,977	4,684,458

Long-term liabilities:
Restructuring liability	13,610	62,330
Deferred revenue	320,167	163,754

Total long-term liabilities	333,777	226,084

Total liabilities	$4,547,754	$4,910,542

Minority interest	$392,799	$—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 179,191,042 and 172,358,223 shares issued and outstanding	1,791,910	1,723,582
Additional paid-in capital	171,993,118	163,362,829
Foreign currency translation	448,893	430,502
Accumulated deficit	(162,104,961)	(149,607,388)

Total stockholders’ equity	$12,128,960	$15,909,525

Total liabilities and stockholders’ equity	$17,069,513	$20,820,067

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Hardware	$1,587,442	$1,621,532	$6,453,475	$4,222,036
Consulting, licensing and other	1,657,400	1,081,589	4,566,412	3,056,643

Total revenue	3,244,842	2,703,121	11,019,887	7,278,679
Cost of sales:
Hardware	1,461,584	1,302,490	5,917,636	3,124,741
Consulting, licensing and other	893,562	690,998	2,547,216	1,920,859
Provision for inventory and tooling	—	1,500,000	—	3,249,354

Gross income / (loss)	889,696	(790,367)	2,555,035	(1,016,275)
Operating expenses:
Sales and marketing	3,516,368	2,058,762	9,449,880	6,199,691
General and administrative	1,250,291	1,042,583	3,205,126	3,023,217
Research and development	789,197	708,520	2,742,298	2,708,848

Total operating expenses	5,555,856	3,809,865	15,397,304	11,931,756

Operating loss	(4,666,160)	(4,600,232)	(12,842,269)	(12,948,031)
Interest and other income / (expense), net	20,244	(74,007)	86,828	(361,552)

Loss before minority interest	(4,645,916)	(4,674,239)	(12,755,441)	(13,309,583)
Minority interest	103,690	—	257,868	—

Net loss	$(4,542,226)	$(4,674,239)	$(12,497,573)	$(13,309,583)

Net loss per share (basic and diluted)	$(0.03)	$(0.03)	$(0.07)	$(0.10)

Weighted average number of shares outstanding (basic and diluted)	179,160,879	158,635,685	176,637,760	138,485,139

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,497,573)	$(13,309,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760,724	1,520,926
Provision for bad debts	100,000	—
Provision for inventory and tooling	—	3,249,354
Loss on disposal of assets	—	38,341
Non-cash charges for equity securities issued for services	123,467	202,980
Amortization of note discount	—	393,594
Minority interest	(257,868)	—
Changes in assets and liabilities:
Inventory	(23,914)	(2,815,251)
Accounts receivable	1,576,056	1,228,285
Prepaid and other current assets	(1,633,138)	130,906
Other assets	146,784	(59,852)
Accounts payable	(594,565)	(775,453)
Accrued expenses and other	230,927	(53,906)
Deferred revenue, current	38,352	268,445
Restructuring liability, long-term	(47,438)	(60,641)
Deferred revenue, long-term	15,556	(69,315)

Net cash used in operating activities	$(12,062,630)	$(10,111,170)

Cash flows from investing activities:
Acquisition of property, equipment and demonstration units	(608,080)	(256,012)
Acquisition of patents and trademarks	(308,802)	(211,156)
Restricted cash	550,804	(376,111)
Capitalization of tooling costs	—	(20,000)

Net cash used in investing activities	$(366,078)	$(863,279)

Cash flows from financing activities:
Proceeds from:
Common stock offerings, net	5,961,440	13,770,035
Exercise of warrants	2,541,317	6,445,343
Exercise of stock options	65,717	26,878
Notes and loans	—	1,750,000
Payments for:
Capitalization of loan costs	—	(18,376)

Net cash provided by financing activities	$8,568,474	$21,973,880

Effect of exchange rate changes on cash and cash equivalents	343,230	95,912
Net (decrease) / increase in cash and cash equivalents	(3,517,004)	11,095,343
Cash and cash equivalents, beginning of period	9,524,541	1,967,710

Cash and cash equivalents, end of period	$6,007,537	$13,063,053

Supplemental disclosure of cash flow information:
Cash paid for interest	$579	$579

Cash paid for taxes	$631	$585

Supplemental disclosure of non-cash financing activities:
Equity securities issued for services rendered, expensed in periods issued	$123,467	$202,980

Equity securities issued for settlement of notes payable	$—	$1,661,000

The accompanying notes are an integral part of these
condensed consolidated financial statements

XYBERNAUT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited, condensed and consolidated financial statements of Xybernaut Corporation, a Delaware Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2004 and December 31, 2003, the results of their operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2004. Please refer to the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the complete financial statements for the period ended December 31, 2003.

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

     Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $32,000,000 on sales of approximately 9,700 MA and Atigo systems.

     The Company has recorded net losses since its inception. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. The Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently reported negative cash flows from operating activities and net losses and had an accumulated deficit of $162,104,961 at September 30, 2004.

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

     Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2004 and December 31, 2003, the Company had $706,750 and $1,257,554, respectively, in restricted cash. The balance at September 30, 2004 consisted of a i) $500,000 cash deposit that secures a long-term services contract and ii) $206,750 cash supersedeas bond furnished in July 2004 to the Denver District Court related to pending litigation. The balance at December 31, 2003 consisted of i) this same $500,000 cash deposit, ii) a $376,442 cash deposit and interest that secured a letter of credit held by a vendor and iii) $381,112 held in escrow representing a December 2003 payment made by the Company for inventory that was delivered during 2004. The restrictions on the $500,000 deposit are scheduled to lapse in the middle of 2005, at which point the cash deposit is expected to be returned to the Company. The restrictions on the $376,442 deposit lapsed in the first quarter of 2004 and the amount was returned to the Company’s unrestricted cash balance. The $381,112 escrow balance was remitted to the vendor as the inventory was delivered during the first quarter of 2004.

Inventory and Tooling

     At September 30, 2004, inventory consisted primarily of wearable computer component parts held for resale and allocated tooling costs, and is comprised primarily of finished goods. Capitalized tooling costs consist of payments made to third-party vendors for their products and services that are used in the manufacture of the Company’s proprietary hardware products. Tooling costs are allocated to inventory or property and equipment and are amortized as a component of cost of sales or depreciation based upon the number of units sold or used as demonstration units in a given period compared to the total number of units expected in a product’s production run. Inventory and tooling are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Management periodically assesses the need to provide for obsolescence of inventory and tooling and adjusts the carrying value to its net realizable value when required.

     During the nine months ended September 30, 2003, the Company recognized a $3,249,354 charge on its consolidated statement of operations related to reserves established against its MA V inventory, related components and tooling. The Company did not recognize any such charges during the 2004 period.

     The Company had a $3,272,716 inventory reserve on its consolidated balance sheet at both September 30, 2004 and December 31, 2003. This balance represents a $3,022,716 reserve against MA V systems and a $250,000 reserve against MA TC systems.

     The Company’s management believes that it can sell its mobile/wearable computer inventory at amounts that approximate current net carrying values, which have been reduced as a result of the above charges. To determine the size of the charges to record, management reviewed the carrying value of its inventory in light of the introduction of new product lines, its ability to sell the quantities of inventory on hand as well as the quantities expected to be received in the future and the sales prices it ultimately expects to achieve. This analysis took into account estimated price concessions which management believes are likely to be necessary in disposing of this inventory. The significant majority of the Company’s recent inventory and tooling charges were recorded against the MA V product line. Even after the successful renegotiation of certain of the MA V manufacturing contracts during 2003, the Company had commitments to purchase significant quantities of inventory. The Company was required to write-down and reserve a substantial portion of the MA V inventory as historical and forecasted sales were not sufficient to sell such quantities of inventory. As a result of this review, it was determined that certain of the Company’s inventory was slow-moving, risked becoming obsolete or would likely be sold at below its historical cost. Based upon a specific review of the carrying costs for the inventory items, management estimated the quantity of each inventory item that the Company was expected to be able to sell and also quantified inventory amounts that may not be recoverable. To the extent that actual future events are different from the assumptions and estimates used by management, additional charges, reserves or adjustments may be recorded by the Company. Management does not expect to record significant profits or losses upon the ultimate sale of the Company’s inventory that has been written down or reserved.

     As of September 30, 2004, net of the effect of reserves and write-offs, the Company’s inventory consisted of $933,941 in MA V systems, $331,386 in MA TC systems and $1,372,018 in Atigo systems. As of December 31, 2003, all of the Company’s tooling assets had been allocated to inventory or property and equipment. Capitalized tooling costs during the nine months ended September 30, 2004 and 2003 were $0 and $20,000, respectively. Amortization to cost of goods sold or depreciation, depending on classification of tooling costs as inventory or property and equipment, was $10,243 and $124,006 for the three and nine months ended September 30, 2004 and $180,943 and $299,431 for the three and nine months ended September 30, 2003, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,542,226)	$(4,674,239)	$(12,497,573)	$(13,309,583)
Stock-based employee compensation under the intrinsic value method included in net loss as reported	5,521	—	28,475	150,325
Stock-based employee compensation under fair value method of SFAS No. 123	(168,482)	(473,931)	(450,838)	(1,367,389)

Net loss pro forma	$(4,705,187)	$(5,148,170)	$(12,919,936)	$(14,526,647)

Net loss per share basic and diluted — as reported	$(0.03)	$(0.03)	$(0.07)	$(0.10)

Net loss per share basic and diluted — pro forma	$(0.03)	$(0.03)	$(0.07)	$(0.10)

     Issuance of Equity Securities for Services

     The Company periodically issues equity securities to certain employees, consultants and companies for services provided to, or goods received by, the Company. These securities include shares of common stock and warrants and options to purchase shares of common stock. These transactions were individually valued based upon the fair value of the securities issued or the services or goods provided, whichever was more reliably measured. For the three months and nine months ended September 30, 2004, equity securities related to consulting services and employee severance were issued in payment of $38,883 and $123,467, respectively, compared to $39,905 and $202,980 for the same periods in 2003.

     Reclassifications

     Certain 2003 balances and disclosures have been reclassified to conform to the 2004 presentation.

4. BORROWINGS

     On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note which accrued interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount and amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During the three and nine months ended September 30, 2003, the Company recorded interest expense of $0 and $11,229, respectively. During the three and nine months ended September 30, 2003, the Company recorded amortization of note discount of $0 and $393,594, respectively. The Company had no outstanding principal or interest related to this note at September 30, 2004 or December 31, 2003.

5. MINORITY INTEREST

     In February 2004, the Company began actively marketing its mobile and wearable hardware solutions in the People’s Republic of China (the “PRC”) through Xybernaut China, a joint venture with Softbank Investment International (Strategic) Ltd. (“Softbank Strategic”). The Company owns 60% of Xybernaut China and Softbank Strategic owns the remaining 40%. Xybernaut China has the exclusive right to manufacture, market, sell and distribute the Company’s products throughout the PRC. The Company has assigned all of its existing agreements and relationships in the PRC to Xybernaut China and is providing it with certain limited management resources, know-how and technical assistance. The Company has licensed its intellectual property to Xybernaut China for a five year period. Softbank Strategic is providing the start-up funding for Xybernaut China and is assisting with its day-to-day operations. The Company’s consolidated financial statements for the three and nine months ended September 30, 2004 include the operations of Xybernaut China. During the nine months ended September 30, 2004, Softbank Strategic provided funding to Xybernaut China of $650,667, which amount was recorded as Minority Interest on the Company’s consolidated balance sheet net of foreign currency fluctuation and reduced by Softbank Strategic’s $257,868 share of Xybernaut China’s net loss.

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

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. Exclusive of the transactions discussed in “Borrowings” above, the Company received through the exercise of warrants net proceeds of $0 and $2,541,317 through the issuance of 0 and 2,221,797 shares of its common stock during the three and nine months ended September 30, 2004, respectively, and proceeds of $3,191,176 and $6,445,343 through the issuance of 7,722,768 and 19,597,769 shares of its common stock during the three and nine months ended September 30, 2003, respectively. Concurrently with their exercise during the nine months ended September 30, 2004, the exercise price of 2,196,797 of the warrants was reduced from a weighted average of $1.52 per share to $1.15 per share. Concurrently with their exercise during the nine months ended September 30, 2003, the exercise price of 16,316,852 of the warrants was reduced from a weighted average of $1.13 per share to $0.31 per share. At September 30, 2004, the Company had warrants outstanding to purchase 6,289,536 shares of its common stock at prices that range from $0.70 to $5.00 per share, with a weighted average of $2.86 per share.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the nine months ended September 30, 2004 and 2003, the Company received net proceeds of $65,717 and $26,878, respectively, and issued 132,418 and 111,995 shares of its common stock, respectively, related to these exercises.

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

     Revenues by geographical destination as a percentage of total revenues are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
North America	79%	87%	79%	86%
Europe	16%	11%	16%	11%
Asia, excluding China	3%	2%	3%	3%
China	2%	0%	2%	0%

     Operations in various geographical areas are summarized as follows:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
North America:
Total revenue	$2,553,316	$2,372,537	$8,791,560	$6,265,164
Net loss	3,880,154	4,346,372	10,811,138	12,289,793
Identifiable assets	14,167,787	20,093,756	14,167,787	20,093,756
Europe (1):
Total Revenue	$514,127	$288,050	$1,713,967	$803,056
Net loss	470,174	277,212	1,199,415	932,326
Identifiable assets	2,414,948	1,072,214	2,414,948	1,072,214
Asia, excluding China:
Total revenue	$107,693	$42,534	$338,841	$210,459
Net loss	36,372	50,655	100,228	87,464
Identifiable assets	376,203	425,359	376,203	425,359
China (2):
Total revenue	$69,706	$—	$175,519	$—
Net loss	155,526	—	386,792	—
Identifiable assets	110,575	—	110,575	—

(1) Included in the Company’s operations in Europe for the three months and nine months ended September 30, 2004, were expenses related to research and development activities conducted by a branch of the Company operating in Germany of $115,286 and $318,149, respectively, compared to $61,132 and $178,208 for the same periods in 2003.

(2) The Company’s operations in China include minority interest of $103,690 and $257,868 for the three and nine months ended September 30, 2004, respectively.

8. TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable.

	As of and for the Three		As of and for the Nine
	Months Ended September 30,		Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Number of Customers	1	2	2	2
Percent of Total Revenue	12%	43%	25%	38%
Accounts Receivable:
Number of Customers	1	2	1	2
Percent of Total Accounts Receivable	26%	48%	26%	48%

     Xybernaut China has entered into an agreement with New Tech & Telecom Investment Ltd. (“New Tech & Telecom”). Softbank Strategic, the Company’s joint venture partner in Xybernaut China, is a significant investor in New Tech & Telecom. Under the terms of the agreement, New Tech & Telecom provides Xybernaut China with certain operating services (including sales, marketing, business development, product, fulfillment, accounting and secretarial) and general and administrative resources (including office space, information technology, telecommunications and insurance). Xybernaut China is charged fees totaling approximately $32,000 per month for such services. The Company believes that it is able to more effectively and quickly start up operations in the PRC by outsourcing the majority of its operations to New Tech & Telecom, which already has a presence and relationships within the PRC. The Company also evaluated the cost and time required if the Company performed these services in-house, including expenses and activities related to salary and benefits, recruitment, training, rent and other overhead. As a result, the Company’s management believes that the arrangement with New Tech & Telecom contains reasonable terms and conditions. Unrelated to the above agreement, New Tech & Telecom purchased approximately $76,000 in mobile computing products from the Company during the nine months ended September 30, 2004.

     Certain of the end-users of the Company’s wearable computer products are universities and other not-for-profit entities (collectively, the “End-Users”) that purchase these products from a Value Added Reseller (the “VAR”) of Xybernaut GmbH. The Company also contracts with certain of the End-Users to provide research and development and sales and marketing services to the Company. The research and development services provided to the Company include activities such as hardware and software development, product testing and evaluation. The sales and marketing services include activities such as Company participation in and sponsorship of industry trade shows, the preparation of competitive market analysis and the use of the End-Users as named reference accounts. During the three months and nine months ended September 30, 2004, the Company recorded revenues of approximately $106,000 and $363,000, respectively, related to sales of its products to the VAR. During the three and nine months ended September 30, 2004, the Company recorded total research and development and sales and marketing expenses of approximately $29,000 and $344,000, respectively, related to services performed by the End-Users. During the three months and nine months ended September 30, 2003, the Company recorded revenues of approximately $163,000 and $577,000, respectively, related to sales of its products to the VAR. During the three and nine months ended September 30, 2003, the Company recorded total research and development and sales and marketing expenses of approximately $181,000 and $591,000, respectively, related to services performed by the End-Users. The Company compares the cost of the projects performed by the End-Users against the cost it would likely incur if it were to obtain these services from entities other than the End-Users. Management also evaluates the cost if the Company performed these services in-house, including expenses that would be incurred for salary and benefits, training, travel, supplies and equipment, and overhead. As a result, the Company’s management believes that the agreements and contracts underlying both the sale of the products and the performance of the services contain reasonable terms and conditions.

9. SUBSEQUENT EVENT

     The Company entered into a Development, Manufacturing and Distribution Agreement dated as of November 1, 2004 (the “Manufacturing Agreement”) with Shenzhen Sunshine Hi-Tech Co. Ltd. (“Sunshine”), pursuant to which, among other things, Sunshine has agreed to develop and manufacture, at its most favorable prices, current and future products on behalf of the Company, in accordance with the Company’s specifications and technical requirements, for an initial five year term. With respect to products developed to the Company’s satisfaction, the Company shall have a royalty-free license to market such products worldwide, excluding the PRC, and Xybernaut China and Sunshine shall have a royalty-free license (which is non-assignable in the case of Sunshine) to market such products in the PRC. Sunshine has also guaranteed to invest adequate funding in manufacturing of products as required by the Company. Under the Manufacturing Agreement, Sunshine also granted the Company an exclusive license to sell Sunshine’s operating system, which is used in China, when used with existing or future Company products, throughout the world (other than the PRC) for a royalty.

     In connection with, and as a part of the Manufacturing Agreement the Company entered into a Securities Exchange Agreement dated as of November 1, 2004, as a supplementary agreement (the “Exchange Agreement”), with the majority stockholders of Sunshine (the “Investor Group”) pursuant to which, among other things, the Company, or at its option, Xybernaut China, acquired twenty-four and nine-tenths percent (24.9%) of the equity interests of Sunshine, on an as converted, fully diluted basis, in exchange for the issuance to the Investor Group of such number of restricted shares of the Company’s common stock, par value $0.01 per share, having a market value of US$2,000,000, which number of shares was based upon the average closing price of the Company’s common stock on the NASDAQ SmallCap Market for the twenty (20) trading days immediately prior to the closing under the Exchange Agreement.

     The other documentation for the transaction provides that the Company has the right to designate one member to the Board of Directors of Sunshine and additional directors under certain circumstances. In addition, the Company has the right to purchase additional equity securities of Sunshine to maintain its percentage equity interest and the right to include its securities on any registration or listing of Sunshine common stock for sale in any public marketplace. In connection with the Exchange Agreement, the Company executed a Registration Rights Agreement, dated as of November 1, 2004, by and between the Company and the Investor Group, pursuant to which the Company is obligated to use reasonable efforts to file a registration statement to register for resale the shares of common stock issued to the Investor Group with the Securities and Exchange Commission on or before December 31, 2004, and use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission not later than January 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     To keep investors informed of the Company’s future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by the Company and its officers from time to time contain certain statements concerning the Company’s future results, future performance, intentions, objectives, plans and expectations that are, or may be deemed to be, “forward-looking” statements. The Company’s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company’s actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to execute its business strategy, to profit from its products and services as expected, to compete, to maintain superior technological capability, to foresee changes and to continue to identify, develop and commercialize innovative and competitive products and services, to penetrate different markets and successfully expand its revenue, to attract and retain technologically qualified personnel, particularly in the areas of sales and research and development, and the Company’s ability to generate such cash flow and obtain financing to support its operations and growth (see generally “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” contained therein) and other risks described in this Quarterly Report on Form 10-Q and other filings with the SEC.

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

     Introduced in 1995, the Mobile Assistant® (“MA®”) series is the Company’s primary line of wearable computer hardware products, the current versions of which are the MA V and MA TC. Introduced in 2002, the Atigo™ product line is a family of mobile wireless web panels that can be used either as stand-alone handheld personal computers (“PCs”) or as displays for an MA system, a laptop or a conventional PC. Since their commercial introductions, the Company has recognized revenue of approximately $32,000,000 on sales of approximately 9,700 MA and Atigo systems. The Company derives its revenues from sales of its mobile/wearable computers and software products, consulting services and licensing of its intellectual property.

     A number of trends are expected to have a significant effect on the Company’s operations in the future. In the past, many of the Company’s large customers deferred or delayed anticipated purchases of the Company’s products because of uncertain economic conditions and other concerns. Regardless of economic conditions, potential customers may have concerns about purchases from smaller vendors. While the Company believes that general economic conditions began to improve during 2004 and expects that they will continue to improve during 2005, there can be no assurance that this expectation will be realized. If economic conditions and issues persist or worsen, it is possible that more potential customers will delay or cancel purchases, which would have an adverse effect on the Company’s revenues and operations.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	100%	100%	100%	100%
Cost of sales	73	74	77	69
Provision for inventory and tooling	0	55	0	45

Gross income / (loss)	27	(29)	23	(14)
Operating expenses:
Sales and marketing	108	76	86	85
General and administrative	39	39	29	42
Research and development	24	26	25	37

Total operating expenses	171	141	140	164
Interest and other income / (expense), net	1	(3)	1	(5)
Minority interest	3	0	2	0

Net loss	(140%)	(173%)	(113%)	(183%)

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

REVENUE. The Company derives its revenue from product sales of mobile/wearable computers and components, product sales of software, consulting services and licensing of its intellectual property. Total revenue for the three months ended September 30, 2004 was $3,244,842, an increase of $541,721, or 20%, compared to the three months ended September 30, 2003. This increase is due to the Company’s consulting, licensing and other revenue which increased 53% to $1,657,400 for the three months ended September 30, 2004 compared to the same period in 2003. Included in consulting, licensing and other revenue in the third quarter of 2004 is $237,500 in cash received by the Company related to the settlement of a lawsuit for which the Company was the plaintiff that resulted in the grant of a non-exclusive license of one of the Company’s “Dual-Use Computing Device” patents. No similar amounts were recorded in the 2003 period. The remaining increase in the Company’s consulting, licensing and other revenue is due to increased consulting services in its U.S. operations on new consulting contracts and increased activity on existing contracts in 2004 compared with 2003. Sales from mobile/wearable computers decreased $34,090, or 2%, to $1,587,442 for the three months ended September 30, 2004 compared to 2003. This decrease in hardware sales is due to several factors. Hardware sales in the Company’s U.S. operations decreased 24%, or $333,830, in the third quarter of 2004 compared with the same period in 2003. This fluctuation is due to a $597,934 decrease in 2004 sales of MA V systems compared to 2003 when the Company had a large sale of MA V systems. This decrease is offset by increases of $204,204 and $59,900 in U.S. sales of Atigo systems and Alternative Solutions sales, respectively, in the third quarter of 2004 compared to 2003. Alternative Solutions consist of sales of non-proprietary mobile/wearable hardware based on a customer’s specific needs and requirements. Hardware revenues in the Company’s European operations increased $212,547 from the prior year. This growth was due to a large Atigo system sale in the third quarter of 2004 resulting in an increase of $374,367 compared to the same period in 2003. This increase was offset by a decrease in sales of MA V, MA IV and MA TC systems of $161,820. Hardware revenues from Japan, consisting primarily of MA V systems, in the third quarter of 2004 increased by $17,487 compared with the same period in 2003. Hardware revenues in China, consisting primarily of Atigo and MA V sales, were $69,706 and $0, respectively, during the three months ended September 30, 2004 and 2003.

COST OF SALES. The Company’s cost of sales includes the costs of components for mobile/wearable computer systems, purchased software, direct labor and fringe, direct materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the three months ended September 30, 2004 was $2,355,146, a decrease of $1,138,342, or 33%, compared to the three months ended September 30, 2003. Total gross margins were 27% and -29%, for the third quarter of 2004 and 2003, respectively. The negative 2003 gross margin was due to a $1,500,000 provision for inventory and tooling recorded in the third quarter of 2003 for which there is no such charge for the third quarter of 2004. Total gross margins, excluding the provision for inventory and tooling, were 27% and 26%, for the three months ended September 30, 2004 and 2003, respectively. Hardware cost of sales increased $159,094 for the third quarter of 2004 compared to the same period of in 2003, resulting in decreased hardware margins. Gross margins from hardware sales for the third quarter of 2004 were 8% compared to 20% for 2003. Third quarter 2004 hardware margins were negatively impacted by a large European sale of Atigo systems which was approximately break-even after initial discounts and also by a general decline in margins on other Atigo sales. Also contributing to the decrease in gross margins were Atigo and MA V systems provided free of charge for customer satisfaction purposes and unrecouped shipping charges totaling approximately $100,000. Absent these factors, hardware gross margins for the three months ended September 30, 2004 were 14%. Cost of sales from consulting, licensing and other activities increased $202,564, or 29%, in the third quarter of 2004 compared with 2003, which is less than the 53% increase in related revenue. As a result, consulting, licensing and other gross margins increased to 46% in 2004 from 36% in 2003. The increase is attributable to the $237,500 of licensing revenue recorded in 2004 related to the grant of a non-exclusive license of a patent for which there is no related cost of sales. Excluding this $237,500, gross margins on consulting, licensing and other activities remained consistent at 37% and 36% for the 2004 and 2003 third quarters, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended September 30, 2004 were $3,516,368, an increase of $1,457,606, or 71%, compared to the corresponding period in 2003. In the U.S. operations, sales and marketing expenses in the third quarter of 2004 relating to salaries, commissions, and benefits increased approximately $232,000 compared to the same period in 2003 due primarily to headcount increases. Additionally, costs related to travel of sales and sales operations personnel in the U.S. also increased approximately $261,000 supporting the Company’s increase in headcount and sales activity. The U.S. operations also increased general marketing efforts by approximately $250,000 relating to consultants, meetings and promotional items and increased general brand marketing by approximately $195,000, consisting primarily of the sponsorship of the Alex Job Porsche Racing Team. Sales and marketing expenses also increased approximately $286,000 in the third quarter of 2004 compared to the same period in 2003 due to the start-up of Xybernaut China in the first quarter of 2004. In addition, sales and marketing expenses related to the Company’s operations in Japan increased $48,000 due to an increase in headcount and expenses in Germany increased $95,000 due to an increase in headcount and commissions from increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2004 were $1,250,291, an increase of $207,708, or 20%, compared to the same period in 2003. Included in this increase was a $100,000 reserve recorded against accounts receivable in the third quarter of 2004. Additionally, legal expenses of $114,447 were incurred related to a lawsuit that resulted in the grant of a non-exclusive license of one of the Company’s “Dual-Use Computing Device” patents.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for mobile and wearable computing technologies. Research and development expenses for the three months ended September 30, 2004 were $789,197, an increase of $80,677, or 11%, compared to the corresponding period in 2003. Salaries and benefits in the Company’s German operations decreased by $68,000 in the third quarter of 2004 compared to the same period in 2003. The Company also had an approximate $58,000 increase in expenditures to third parties and consultants for design and development of the Company’s mobile/wearable product lines and a $58,000 increase in travel of personnel for the third quarter of 2004 compared to the third quarter of 2003.

INTEREST AND OTHER INCOME / EXPENSE, NET. Net interest and other income for the three months ended September 30, 2004 was $20,244, compared to net interest and other expense of $74,007 for the same period in 2003.

MINORITY INTEREST. Minority interest for the three months ended September 30, 2004 was $103,690, which represents Softbank Strategic’s share of the losses in Xybernaut China. The joint venture was formed during fiscal year 2004.

NET LOSS. As a result of the factors described above, the net loss for the three months ended September 30, 2004 was $4,542,226, a decrease of $132,013, or 3%, compared to the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

REVENUE. The Company derives its revenue from product sales of mobile/wearable computers and components, product sales of software, consulting services and the licensing of its intellectual property. Total revenue for the nine months ended September 30, 2004 was $11,019,887, an increase of $3,741,208, or 51%, compared to the nine months ended September 30, 2003. Sales from mobile/wearable computers increased $2,231,439, or 53%, to $6,453,475 for the nine months ended September 30, 2004 compared to the same period in 2003. This growth in hardware revenues was driven by the Company’s U.S. operations, which increased $1,178,619, or 35%. This net U.S. growth was due to increased Atigo and Alternative Solutions sales of $1,550,020 and $433,939, respectively, which were offset by a $805,340 decrease in sales of the Company’s wearable computers, mainly MA V systems. Alternative Solutions consist of sales of non-proprietary mobile/wearable hardware based on a customer’s specific needs and requirements. European hardware sales increased 134%, or $868,913, in the first nine months of 2004 compared with the same period in 2003, due primarily to a large sale of Atigo systems. Hardware revenues from Japan, consisting primarily of MA V systems, in the first nine months of 2004 increased slightly by $8,388 compared with the same period in 2003. Hardware revenues in China, consisting of Atigo and MA V sales, were $92,058 and $83,461, respectively, for the nine months ended September 30, 2004 and $0 for the same period in 2003. The Company’s consulting, licensing and other revenue for the nine months ended September 30, 2004 was $4,566,412, an increase of $1,509,769, or 49%, from 2003. Included in consulting, licensing and other revenue in the third quarter of 2004 is $237,500 in cash received by the Company related to the settlement of a lawsuit for which the Company was the plaintiff that resulted in the grant of a non-exclusive license of one of the Company’s “Dual-Use Computing Device” patents. No similar amounts were recorded in the 2003 period. The remaining increase in the Company’s consulting, licensing and other revenue of $1,272,269 is mainly due to increased consulting services in its U.S. operations on new consulting contracts and increased activity on existing contracts in 2004 compared with 2003.

COST OF SALES. The Company’s cost of sales includes the costs of components for mobile/wearable computer systems, purchased software, direct labor and fringe, direct materials, amortization of tooling costs, warranty costs, fulfillment and shipping costs, and inventory and tooling reserves. Total cost of sales for the nine months ended September 30, 2004 was $8,464,852, an increase of $169,898, or 2%, compared to the same period in 2003. Included in cost of sales for the nine months ended September 30, 2003 was $3,249,354 provision for inventory and tooling for which there is no such amount in 2004. Without the provision, the increase in cost of sales for the first three quarters of 2004 compared to the same period in 2003 is $3,419,252, or 68%. This increase resulted largely from the 51% increase in total revenue for the nine months ended September 30, 2004 compared to the same period in 2003. Total gross margins, excluding the provision for inventory and tooling, were 23% and 31%, for the first nine months of 2004 and 2003, respectively. Gross margins from hardware sales for the first nine months of 2004 were 8% compared to 26% for 2003. Margins during the first three quarters of 2004 were negatively impacted by a large European sale of Atigo systems which was approximately break-even after initial discounts and also by a general decline in margins on other Atigo sales. Also contributing to the decrease in gross margins were Atigo and MA V systems provided free of charge for customer satisfaction purposes, warranty costs and unrecouped shipping charges totaling approximately $233,000. Absent these factors, hardware gross margins for the nine months ended September 30, 2004 were 12%. Consulting cost of sales in the first nine months of 2004 compared to 2003 increased $626,357, or 33%, which is less than the 49% increase in consulting revenue in the same period. As a result, consulting, licensing and other gross margins increased 7% and were 44% and 37% for the 2004 and 2003 periods, respectively. The increased margins in part were the result of favorable billing rates on large consulting contracts. The increase is also attributable to the $237,500 of licensing revenue recorded in 2004 related to the grant of a non-exclusive license of a patent for which there is no related cost of sales.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended September 30, 2004 were $9,449,880, an increase of $3,250,189, or 52%, compared to the corresponding period in 2003. In the U.S. operations, sales and marketing expenses relating to salaries, commissions, benefits and related recruiting expenses for the nine months ended September 30, 2004 increased approximately $719,000 compared to the same period in 2003 due primarily to a headcount increase in the sales force and commissions on increased sales. Additionally, costs related to travel of sales and sales operations personnel in the U.S. also increased approximately $593,000 supporting the Company’s increase in sales activity. In June 2004, the Company hosted the International Conference for Wearable Computing (ICWC) in Washington D.C. and an Asian Tech Forum. As a result, conference expenses increased approximately $269,000 for which there were no similar events in the same period in 2003. The U.S. operations also increased general marketing efforts by approximately $330,000 relating to consultants, meetings and promotional items and increased general brand marketing by approximately $195,000, consisting primarily of the sponsorship of the Alex Job Porsche Racing Team. Sales and marketing expenses also increased approximately $784,000 due to the start-up of Xybernaut China in 2004. In addition, sales and marketing expenses related to the Company’s operations in Japan increased $162,000 due to an increase in headcount. Salaries and commissions increased $112,000 in the Company’s operations in Germany due to increased sales and sales activity.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2004 were $3,205,126, an increase of $181,909, or 6%, compared to the same period in 2003. Included in this increase was a $100,000 reserve recorded against accounts receivable in the third quarter of 2004. Additionally, legal expenses of $114,447 were incurred related to a lawsuit that resulted in the grant of a non-exclusive license of one of the Company’s “Dual-Use Computing Device” patents.

RESEARCH AND DEVELOPMENT EXPENSES. The Company’s research and development expenses consist primarily of personnel costs, the purchase of test equipment and payments to consultants and other third-parties which provide research and development services for mobile and wearable computing technologies. Research and development expenses for the nine months ended September 30, 2004 were $2,742,298, an increase of $33,450, or 1%, compared to the corresponding period in 2003.

INTEREST AND OTHER INCOME / EXPENSE, NET. Net interest and other income for the nine months ended September 30, 2004 was $86,828 compared to net interest and other expense of $361,552 for the same period in 2003. This increase is due to a $393,594 non-cash amortization of a note discount included in net interest and other expense for the nine months ended September 30, 2003 for which there is no such amount in 2004.

MINORITY INTEREST. Minority interest for the nine months ended September 30, 2004 was $257,868, which represents Softbank Strategic’s share of the losses in Xybernaut China. This joint venture was formed in 2004.

NET LOSS. As a result of the factors described above, the net loss for the nine months ended September 30, 2004 was $12,497,573, a decrease of $812,010 or 6%, compared to the nine months ended September 30, 2003.

OTHER OPERATING ACTIVITIES

     For the nine months ended September 30, 2004, the Company’s operating activities used cash of $12,062,630 as a result of its net loss of $12,497,573 and working capital requirements of $291,380, offset by an increase in non-cash expenses of $726,323. The Company’s investing activities used cash of $366,078 through property and patent acquisitions/capitalization which were offset by a reduction in restricted cash balances. These operating activities were primarily funded through the Company’s financing activities which provided cash of $8,568,474 through the private placement of common stock, exercise of warrants and stock options. As a result, the Company’s cash balance decreased to $6,007,537 at September 30, 2004 from $9,524,541 at December 31, 2003.

     For the nine months ended September 30, 2003, the Company’s operating activities used cash of $10,111,170 as a result of its net loss of $13,309,583 and working capital requirement of $2,206,762, offset by non-cash expenses of $5,405,175. The Company’s investing activities used cash of $863,279. These activities were funded through the Company’s financing activities which provided cash of $21,973,880, through the private placement of common stock, exercise of warrants, stock options and borrowings. As a result, the Company’s cash balance increased to $13,063,053 at September 30, 2003 from $1,967,710 at December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations from private sales of its common stock, borrowings, proceeds from the exercise of warrants and stock options, and sales of its products and services. The Company’s financing and borrowing activities for the twelve months ended December 31, 2003 and the nine months ended September 30, 2004 are discussed below.

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

     The Company issues warrants to purchase shares of its common stock, primarily in connection with the Company’s financings and borrowings. Exclusive of the transactions discussed in “Borrowings” below, the Company received through the exercise of warrants net proceeds of $2,541,317 and $10,392,282 through the issuance of 2,221,797 and 23,847,427 shares of its common stock during the nine months ended September 30, 2004 and twelve months ended December 31, 2003, respectively. Concurrently with their exercise during the nine months ended September 30, 2004, the exercise price of 2,196,797 of the warrants was reduced from a weighted average of $1.52 per share to $1.15 per share. Concurrently with their exercise during the twelve months ended December 31, 2003, the exercise price of 17,116,852 warrants was reduced from a weighted average of $1.14 per share to $0.34 per share. At September 30, 2004, the Company had warrants outstanding to purchase 6,289,536 shares of its common stock at prices that range from $0.70 to $5.00 per share, with a weighted average of $2.86 per share.

     Employees and consultants of the Company have exercised stock options that had been issued pursuant to the Company’s various stock incentive plans. During the nine months ended September 30, 2004 and twelve months ended December 31, 2003, the Company received net proceeds of $65,717 and $109,269, respectively, and issued 132,418 and 248,996 shares of its common stock, respectively, related to these exercises.

Borrowings

     On March 26, 2003, the Company borrowed $1,750,000 from a lender pursuant to a one-year promissory note which accrued interest at 3.5% per annum. In connection with this borrowing, the Company issued to the lender warrants to purchase 1,750,000 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.43 per share. Based on the relative fair values of the securities issued, these warrants were assigned a value of $393,594, which amount was recorded as a note discount and amortized into interest expense over the life of the note. On May 30, 2003, the Company repaid $860,000 in principal when the lender elected to exercise the 2,000,000 warrants at $0.43 per share. Subsequent to this partial repayment, the lender provided the Company with a 10% discount on the remaining unpaid principal to induce the Company to repay the remaining principal prior to its original maturity date. The remaining principal and interest was repaid on May 30, 2003 through the: i) $89,000 discount, which was applied against the Company’s Additional Paid-In Capital, ii) application of the $560,000 aggregate exercise price related to the exercise of the warrants to purchase 1,750,000 shares of common stock at $0.32 per share, a reduction from the original $1.25 per share exercise price, iii) issuance of 651,351 shares of common stock valued at $241,000, or $0.37 per share, and iv) issuance of 30,350 shares of common stock valued at $11,229, or $0.37 per share, as repayment of accrued interest. During the three and nine months ended September 30, 2003, the Company recorded interest expense of $0 and $11,229, respectively. During the three and nine months ended September 30, 2003, the Company recorded amortization of note discount of $0 and $393,594, respectively. The Company had no outstanding principal or interest related to this note at September 30, 2004 or December 31, 2003.

Purchase Commitments

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

     At September 30, 2004, the Company had commitments to purchase approximately $3,500,000 in inventory related primarily to the Atigo product line. The Company currently expects to maintain a level of Atigo inventory on hand of approximately $2,000,000 to $5,000,000. The Company believes that this level of inventory will provide it with the ability to more rapidly deploy product to customers and also expects that it can be sold within a reasonable period after purchase. A significant portion of this future inventory will likely consist of work in process materials. The Company believes there are several benefits to purchasing work in process materials as opposed to finished goods. First, the Company typically expects to purchase only the long lead-time or hard to find components and is therefore able to defer the capital outlay needed to procure the remaining readily available materials. This strategy also reduces the risk of obsolescence since component parts are only purchased at the time they are needed in the manufacturing process, can often be used in other product lines and can be sold separately if needed. Finally, the Company maintains flexibility to customize its products based on specific customer requirements since modifications can be made at the component level prior to final assembly.

Other Liquidity and Capital Resources Disclosures

     At September 30, 2004, the Company had accounts receivable, net of allowances, of $3,203,146, a decrease of $1,680,753, or 34%, from the December 31, 2003 balance of $4,883,899. This fluctuation is explained partly by the 12% decrease in total revenues from the quarter ended December 31, 2003 to September 30, 2004. Also included in the accounts receivable balance at December 31, 2003 is $1,554,828 associated with two fourth quarter sales for which the Company collected the balances in the first quarter of 2004. Accounts receivable at September 30, 2004 and December 31, 2003 included $178,970 and $322,152, respectively, of unbilled accounts receivable representing amounts earned and recorded under the percentage of completion method of accounting. Included in the December 31, 2003 balance was $316,391 which has been billed in the first three quarters of 2004. The Company expects to bill such amounts in their entirety upon reaching certain milestones in the contract. Included in the September 30, 2004 accounts receivable balance is $841,938 that was collected in October 2004. The Company wrote off $136,403 of previously reserved uncollectible accounts and recorded an additional $100,000 reserve against remaining accounts receivable in the third quarter of 2004.

     At September 30, 2004, the Company had total accounts payable of $2,469,693, representing a decrease of $598,681, or 20%, from the December 31, 2003 balance of $3,068,374. This decrease was primarily due to the first quarter 2004 payments of liabilities resulting from large 2003 inventory purchases, including the amounts owed to IBM discussed in the “Commitments” section.

     The deferred revenue balances at September 30, 2004 and December 31, 2003 result from billings to customers that were in excess of revenue recognized on service contracts and from warranty revenue on hardware products. Deferred revenue on service contracts is expected to be recognized as revenue as the revenue recognition criteria are met, for example as services are provided. At September 30, 2004 and December 31, 2003, $197,331 and $200,864, respectively, were recorded as deferred revenue from service contracts, of which $149,331 and $0 were classified as long-term liabilities at September 30, 2004 and December 31, 2003, respectively. Warranty revenue on hardware products is recorded as deferred revenue and recognized on a straight-line basis over the life of the warranty. At September 30, 2004 and December 31, 2003, $353,215 and $295,774, respectively, were recorded as deferred revenue from warranties, of which $170,836 and $163,754 were classified as long-term liabilities at September 30, 2004 and December 31, 2003, respectively.

     The Company has recorded net losses since its inception. These losses are primarily attributable to the operating expenses incurred by the Company to design, develop, market and sell its mobile and wearable computer products and to provide general and administrative support for these operating activities. The Company’s revenues and gross margins have not been sufficient to fund these operating activities. As a result, the Company has consistently reported negative cash flows from operating activities and net losses and had an accumulated deficit of $162,104,961 at September 30, 2004. The combination of the Company’s operating losses and its working capital requirements has severely impacted the Company’s financial position and liquidity. During 2003 and 2004, the Company funded its operating activities through its financing activities, which consist primarily of private placements of common stock, warrant and stock option exercises and borrowings.

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

     During the twelve months ended December 31, 2003 and the nine months ended September 30, 2004, the Company raised approximately $35 million, in aggregate, through sales of its common stock to institutional investors, through warrant and stock option exercises and through borrowings. If a sustained decline in the general equity markets, the price of the Company’s common stock, or the U.S. or world economy were to occur, the Company could face difficulties in its ability to raise additional capital. Additionally, the Company has historically made several private placements of its common stock per year, primarily to a limited number of institutional investors who specialize in making similar types of investments. If these institutional investors were to choose to not participate in future private placements, the Company could face difficulties in its ability to raise additional capital. The Company’s Certificate of Incorporation currently limits its ability to issue more than 200,000,000 shares of common stock. The Company’s board of directors unanimously adopted a resolution approving a proposal to amend the Certificate of Incorporation to increase the number of authorized shares to 240,000,000. The Company has submitted to its shareholders a proposal for such an amendment, which will require approval at the Company’s annual meeting currently scheduled for December 15, 2004. There can be no assurance that such an approval will be obtained. A limitation on the number of authorized shares will hinder the Company’s ability to obtain additional equity financing.

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

Contractual Obligations and Commercial Commitments

     The Company’s significant contractual obligations as of September 30, 2004 are for lease payments related to a reduction in facilities classified as restructuring in 2002, operating leases (primarily for office space), inventory commitments and a five-year services agreement under which the Company agreed to pay approximately $200,000 per year for certain sales, marketing and joint business development services. The Company can terminate this services agreement with a 90 day notice.

		Payments Due by Periods
	Total	Less than 1 yr	1-3 years	3-5 years	Thereafter
Restructuring liability	$73,369	$59,759	$13,610	$—	$—
Operating leases	818,507	589,112	223,211	6,184	—
Services agreement	992,000	202,500	435,500	234,000	120,000
Inventory commitments	3,500,000	3,500,000	—	—	—

	$5,383,876	$4,351,371	$672,321	$240,184	$120,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates. The Company does not hold investments or use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company’s financial position at September 30, 2004. Actual results may differ materially.

FOREIGN CURRENCY EXCHANGE RISK

     The majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, as a result of the Company’s international manufacturing, research and development, sales and marketing, inventory procurement and other activities, the Company enters into transactions denominated in other currencies, primarily the Japanese Yen, European Euro and Hong Kong Dollar or in which the U.S. Dollar equivalent is determined by the values of such currencies. The Company began operations in China in February 2004. Historically, the Company has not realized significant gains or losses in transactions denominated in, or determined by, foreign currencies. To date, the Company has not entered into foreign exchange forward or option contracts to hedge its exposure to future movements in foreign exchange rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. In the future, the Company may enter into foreign exchange forward and option contracts to hedge transactions denominated in a foreign currency if management determines that the levels of international sales or operations justify the use of such contracts. For the three and nine months ended September 30, 2004, the Company’s operations in Europe comprised 16% of its total revenue and 10% of its net loss, respectively, compared to 11% of its total revenue and 6% and 7% of its net loss, respectively, in the same periods for 2003. For the three and nine months ended September 30, 2004, the Company’s operations in Asia, excluding China, comprised 3% of its total revenue and 1% of its net loss, respectively, compared to 2% and 3% of its total revenue and 1% of its net loss, respectively, in the same period for 2003. For the three and nine months ended September 30, 2004, the Company’s operations in China comprised 2% of its total revenue and 3% of its net loss, respectively. At September 30, 2004, the Company’s assets in Europe, Asia (excluding China), and China comprised 14%, 2% and 1% of its total assets, respectively, compared to 5%, 2% and 0% of its total assets at September 30, 2003, respectively. According to published sources, the average fluctuation of the European Euro during the three and nine months ended September 30, 2004 was 1.2% and -2.5%, respectively, compared to 1.6% and 5.5% for the same period in 2003, respectively. According to published sources, the average fluctuation of the Japanese Yen during the three and nine months ended September 30, 2004 was -1.4% and -1.7%, respectively, compared to 1.8% and 0.3% for the same period in 2003, respectively. According to published sources, the average fluctuation of the Hong Kong Dollar during the three and nine months ended September 30, 2004 was 0.0% and -0.3%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2004 and 2003.

INTEREST RATE SENSITIVITY

     From time to time, the Company is party to certain debt and credit instruments and continues to explore various financing alternatives, including debt financings. If additional funds are raised through borrowings, the Company will be subject to additional interest charges. Interest rate increases may materially increase the Company’s interest expense, hinder the Company’s ability to borrow additional funds or have a negative effect on the ability of the Company’s customers to purchase its products. To date, the Company has not entered into interest rate forward or option contracts to hedge its exposure to future movements in interest rates because the Company’s management believes that the potential impact of these movements does not justify the costs of entering into such contracts or the use of capital to collateralize these contracts. If the Company’s exposure to interest rate fluctuations becomes more significant, it may enter into interest rate forward and option contracts to hedge against such fluctuations. According to published sources, the average prime interest rate during the first three quarters of fiscal year 2004 was 4.14%, compared to a 4.17% average prime interest rate during the same periods in 2003. For 2004 and 2003, the prime interest rate fluctuation from January 1 to September 30 of each year was 0.5% and -0.25%, respectively. Management believes that these fluctuations did not have a material impact on the Company’s results of operations or financial position for 2004 and 2003.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the fiscal quarter ended September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and President concluded that the Company’s disclosure controls and procedures are effective, as of such date, to ensure that required information will be disclosed on a timely basis in its reports under the Exchange Act.

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

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6: EXHIBITS

EXHIBITS

31.1	Certification Pursuant to Section 13a – 14(a) of the Rules and Regulations under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Section 13a – 14(a) of the Rules and Regulations under the Securities Exchange Act of 1934

31.3	Certification Pursuant to Section 13a – 14(a) of the Rules and Regulations under the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350

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

Date: November 8, 2004